Form 10-Q
period 1996-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1996-07-09
CIK 4828

================================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MAY 31, 1996

COMMISSION FILE NUMBER:  33-83868



                            AMERICAN CRYSTAL SUGAR COMPANY
                (Exact name of registrant as specified in its charter)


             MINNESOTA                                          84-0004720
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                                101 NORTH THIRD STREET
                              MOORHEAD, MINNESOTA  56560
                       (Address of principal executive offices)

                           TELEPHONE NUMBER (218) 236-4400
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         YES     X                          NO
             ---------                         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   OUTSTANDING AT
    CLASS OF COMMON STOCK                           JULY 1, 1996
    ---------------------                          --------------
        $10 PAR VALUE                                   2,441


================================================================================

                            AMERICAN CRYSTAL SUGAR COMPANY

                                      FORM 10-Q

                                        INDEX



                                                           PAGE NO.
                                                           --------

PART I        FINANCIAL INFORMATION


   ITEM 1.    FINANCIAL STATEMENTS


              BALANCE SHEETS                                    1


              STATEMENTS OF OPERATIONS                          3


              STATEMENT OF CASH FLOWS                           4


              NOTES TO THE FINANCIAL STATEMENTS                 5


   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND
               FINANCIAL CONDITION                              7


PART II       OTHER INFORMATION                                 9



SIGNATURES                                                     11

Part I Financial Information


                          AMERICAN CRYSTAL SUGAR COMPANY
                                  Balance Sheets
                                   (Unaudited)
                              (Dollars in Thousands)


                                     ASSETS

                                                      May 31
                                                -------------------   August 31,
                                                  1996       1995        1995
                                                --------   --------   ----------
Current Assets:                                                        *
 Cash and Cash Equivalents                      $  4,073   $  4,842    $  3,420
 Accounts Receivable:
  Trade                                           47,945     37,357      48,113
  Members                                          4,127      4,569       4,207
  Other                                            3,321      3,470       5,194
 Advances to Related Parties                      19,730      9,280       6,091
 Inventories (Note 2)                            216,191    238,178     103,291
 Prepaid Expenses                                  3,017      3,690       3,825
                                                --------   --------   ----------
Total Current Assets                             298,404    301,386     174,141
                                                --------   --------   ----------

Property and Equipment:
 Land                                             11,875     11,540      11,876
 Buildings and Equipment                         535,587    499,920     535,587
 Construction-in-Progress                         57,765     50,494      36,934
 Less: Accumulated Depreciation                 (392,780)  (374,037)   (373,709)
                                                --------   --------   ----------
Net Property and Equipment                       212,447    187,917     210,688
                                                --------   --------   ----------
Other Assets:
 Investments in Banks for Cooperatives            15,044     13,486      13,932
 Investments in Marketing Cooperatives             8,704      1,155       5,545
 Investment in ProGold LLC                        48,194      5,612      12,452
 Other Assets                                      3,830      1,505       4,132
                                                --------   --------   ----------
Total Other Assets                                75,772     21,758      36,061
                                                --------   --------   ----------
Total Assets                                    $586,623   $511,061    $420,890
                                                --------   --------   ----------
                                                --------   --------   ----------

* Derived from audited financial statements.

The Accompanying Notes are an Integral Part of These Financial Statements.

                          AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                  (Unaudited)
                              (Dollars in Thousands)


                       LIABILITIES AND MEMBERS' INVESTMENTS

                                                      May 31
                                                -------------------   August 31,
                                                  1996       1995        1995
                                                --------   --------   ----------
Current Liabilities:                                                   *
 Short-Term Debt                                $134,761   $144,266    $ 53,932
 Current Maturities of Long-Term Debt             14,300     12,115      12,115
 Accounts Payable:
  Trade                                            2,224      3,205      21,029
  Other                                            7,124        606       4,864
 Accrued Continuing Costs (Note 3)                50,122     17,854        -
 Other Current Liabilities                        15,224     15,401      13,918
 Amounts Due Members                              57,406     64,126      40,237
                                                --------   --------   ----------
Total Current Liabilities                        281,161    257,573     146,095
Long-Term Debt, Excluding Current
 Maturities                                      145,519     97,614     106,914
Deferred Income Taxes                              1,029      4,658       1,029
Other Liabilities                                 26,519     15,686      24,805
Commitments and Contingencies                       -          -           -
                                                --------   --------   ----------
Total Liabilities                                454,228    375,531     278,843
                                                --------   --------   ----------

Members' Investments (Note 4):
 Preferred Stock                                  31,879     31,879      31,879
 Common Stock                                         24         23          23
 Additional Paid-in Capital                       32,417     31,957      32,417
 Unit Retains                                     81,278     71,860      88,487
 Pension Liability Adjustment                     (5,674)    (2,386)     (5,674)
 Retained Earnings                                (7,529)     2,197      (5,085)
                                                --------   --------   ----------
Total Members' Investments                       132,395    135,530     142,047
                                                --------   --------   ----------
Total Liabilities and Members' Investments      $586,623   $511,061    $420,890
                                                --------   --------   ----------
                                                --------   --------   ----------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                           Statements of Operations
                                 (Unaudited)
                            (Dollars in Thousands)

                                       Nine Months Ended     Three Months Ended
                                            May 31                May 31
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
Net Revenue                           $511,592   $439,693   $187,448   $165,445
Cost of Product Sold                    41,833    (15,840)    46,518     25,020
                                      --------   --------   --------   --------
Gross Proceeds                         469,759    455,533    140,930    140,425
Selling, General & Administrative
 Expenses                              110,009     96,192     38,934     38,211
Accrued Continuing Costs (Note 3)       50,122     17,854     22,958      5,244
                                      --------   --------   --------   --------
Operating Proceeds                     309,628    341,487     79,038     96,970
                                      --------   --------   --------   --------
Other Income (Expenses)
 Interest Income                           319        265        119         50
 Interest Expense                      (11,703)    (8,633)    (4,737)    (3,631)
 Other Income                            4,210      1,867      2,473        716
 Other Expenses                            (48)      (200)        (3)       (55)
                                      --------   --------   --------   --------
 Other Income (Expense)                 (7,222)    (6,701)    (2,148)    (2,920)
                                      --------   --------   --------   --------

Proceeds before Income Taxes           302,406    334,787     76,890     94,050
Income Taxes Provision/(Benefit)          -          (286)      -             1
                                      --------   --------   --------   --------
Net Proceeds Before Cummulative
 Effect of Changes in Accounting
 Principle                             302,406    335,073     76,890     94,049
Cummulative Effect of Changes in
 Accounting Principle                     -          -          -          -
                                      --------   --------   --------   --------
Net Proceeds Resulting from
 Member and Non-Member Business       $302,406   $335,073   $ 76,890   $ 94,049
                                      --------   --------   --------   --------
                                      --------   --------   --------   --------

Distribution of Net Proceeds:
 Credited/(Charged) to Member's
  Investments:
 Member Tax Accounting
  Adjustment, Net                     $   -      $  2,518   $   -      $  1,240
 Non-Member Business Income/(Loss)      (2,444)      (872)      (897)       333
                                      --------   --------   --------   --------
Net Credit/(Charge) to Members'
 Investments                            (2,444)     1,646       (897)     1,573
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                              304,850    333,427     77,787     92,476
                                      --------   --------   --------   --------
Total                                 $302,406   $335,073   $ 76,890   $ 94,049
                                      --------   --------   --------   --------
                                      --------   --------   --------   --------


The Accompanying Notes are an Integral Part of These Financial Statements.

                        AMERICAN CRYSTAL SUGAR COMPANY
                           Statement of Cash Flows
                                 (Unaudited)
                           (Dollars In Thousands)

                                                            Nine Months Ended
                                                                   May 31
                                                          ---------------------
                                                             1996       1995
                                                          ---------   ---------
Cash Provided by/(Used for) Operations:
Net Proceeds Resulting from Member and Non-
 Member Business                                          $ 302,406   $ 335,073
Payments to/due Members for Sugarbeets,
 Including Unit Retains                                    (304,850)   (333,427)
Add/(Deduct) Noncash Items:
 Depreciation and Amortization                               19,482      27,224
 Deferred Income Taxes                                         -           -
 (Gain)/loss on the Disposition of Property
  and Equipment                                                (143)       (123)
 Noncash Portion of Patronage Dividend from
  Banks for Cooperatives                                     (1,884)     (1,147)
 Deferred Gain Recognition                                     (168)       (168)
Changes in Certain Elements of Working Capital
 Accounts Receivable:
  Trade                                                         169      (3,365)
  Members                                                        79        (354)
  Other                                                       1,594      (1,382)
 Inventories                                               (112,900)   (184,398)
 Prepaid Expenses                                             1,098       1,943
 Advances to Related Parties                                (13,928)     (5,167)
 Accounts Payable:
  Trade                                                     (18,806)     (1,902)
  Other                                                       2,260     (10,349)
 Other Current Liabilities                                   51,428      19,861
 Amount Due Growers                                          17,169      20,232
                                                          ---------   ---------
Net Cash (Used In) Operations                               (56,994)   (137,449)
                                                          ---------   ---------
Cash Provided by/(Used In) Investing Activities:
 Purchases of Property and Equipment                        (20,831)    (24,772)
 Proceeds from the Sale of Property and Equipment               143         123
 Investment in Banks for Cooperatives                           773         710
 Investment in Marketing Coops                               (2,992)       (147)
 Investment in ProGold LLC                                  (35,742)     (5,422)
 Changes in Other Assets                                        175         286
                                                          ---------   ---------
Net Cash (Used In) Investing Activities                     (58,474)    (29,222)
                                                          ---------   ---------
Cash Provided by/(Used In) Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt                  80,829     144,266
 Proceeds from Long-Term Debt                                52,900      10,000
 Long-Term Debt Repayment                                   (12,115)    (16,110)
 Changes in Other Long-Term Liabilities                       1,715         667
 Changes in Preferred Stock                                    -          1,450
 Changes in Common Stock                                          1          (0)
 Changes in Additional Paid-In Capital                         -         26,399
 Payment of Unit Retains                                     (7,209)     (9,573)
                                                          ---------   ---------
Net Cash Provided by Financing Activities                   116,121     157,099
                                                          ---------   ---------
Decrease in Cash and Cash Equivalents                           653      (9,572)
Cash and Cash Equivalents Beginning of Period                 3,420      14,414
                                                          ---------   ---------
Cash and Cash Equivalents End of Period                   $   4,073   $   4,842
                                                          ---------   ---------
                                                          ---------   ---------

The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                          NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995


NOTE 1:  BASIS OF PRESENTATION

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Security and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The operating results for the nine month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996.

The amount paid to growers for sugarbeets (beet payment) depends on the future selling prices of sugar and by-products as well as processing and other costs to be incurred during the remainder of the fiscal year. For the purposes of this report, the amount of the beet payment, future revenues and costs have been estimated. Therefore, adjustments with respect to these estimates may be necessary in the future as additional information becomes available.

At a special meeting of the shareholders held on April 26, 1995, a resolution was adopted to amend the Bylaws of the Company and the Grower Agreement between the Company and each of its shareholders. The resolution changes the method by which the Company calculates the Cooperative's income for purposes of the grower beet payment. Under the current method, the Company's income for the purposes of the grower beet payment is calculated on the basis of the Company's taxable income. The adopted resolution provides that effective with the fiscal year beginning September 1, 1995, income, for the purposes of the grower beet payment, will be calculated on the basis of the Company's book income.

Property and equipment acquired prior to September 1, 1995, was depreciated for financial statement purposes, principally using declining balance methods with estimated useful lives ranging from 3 to 45 years. Effective September 1, 1995, property and equipment was depreciated using the straight-line method. The straight-line method of depreciation was adopted during fiscal 1996 to more accurately reflect the allocation of the cost of the property and equipment in the proper period and to conform with general industry practice. The effect of the change on proceeds before income taxes and net proceeds resulting from member and non-member business for the nine month period ended May 31, 1996 was $9.3 million and $19.4 thousand, respectively.

These financial statements should be read in conjunction with the financial statements and notes included in the company's annual report for the year ended August 31, 1995.

NOTE 2:  INVENTORIES

    The major components of inventories are as follows (In Thousands):

                                       5/31/96     5/31/95    8/31/95
                                       -------     -------    -------
    Refined Sugar, Pulp, Molasses,
       CSB and Beet Seed               $191,197   $215,499  $  78,440
    Maintenance Parts & Supplies         24,994     22,679     24,851
                                       --------  ---------- ---------
    Total Inventories                  $216,191   $238,178   $103,291
                                       --------  ---------- ---------
                                       --------  ---------- ---------
Sugar, pulp, molasses and CSB inventories are valued at estimated net realizable value. Maintenance parts & supplies and beet seed inventories are valued the lower of average cost or market.


NOTE 3:  ACCRUED CONTINUING COSTS

For interim reporting, the Net Proceeds from Member Business is determined based on the forecasted beet payment and the percentage of the tons of sugarbeets processed to the total estimated tons of sugarbeets to process for a given crop year. Accrued continuing costs represents the difference between the Net Proceeds from Member Business as determined above and actual member business crop year revenues realized and expenses incurred through the end of the reporting period. Accrued continuing costs are reflected in the Financial Statements as a cost on the Statements of Operations and as a current liability on the Balance Sheets.


NOTE 4:  MEMBERS' INVESTMENTS
                                                 Shares         Shares Issued
                                  Par Value      Authorized     & Outstanding
                                  ---------      ----------     -------------
Preferred Stock:
  July 1, 1996                      $76.77         600,000           415,255
  May 31, 1996                      $76.77         600,000           415,255
  August 31, 1995                   $76.77         600,000           415,255
  May 31, 1995                      $76.77         600,000           415,255

Common Stock:
  July 1, 1996                      $10.00           4,000             2,441
  May 31, 1996                      $10.00           4,000             2,428
  August 31, 1995                   $10.00           4,000             2,343
  May 31, 1995                      $10.00           4,000             2,318


NOTE 5:  COMMITMENTS AND CONTINGENCIES

American Crystal has signed agreements to invest approximately $48 million as a 46% partner in ProGold Limited Liability Company. ProGold Limited Liability Company is to construct and operate a corn wet milling plant, which intends to produce high-fructose corn syrup sweetener. As of May 31, 1996, American Crystal had invested $48.1 million. Construction of the plant began in May, 1995, with the anticipated plant start-up set for the Fall of 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1996 AND 1995


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1996 AND 1995

Revenue for the nine months ended May 31, 1996, was $511.6 million, an increase of $71.9 million from 1995. Revenue from total sugar sales increased 19.9 percent reflecting a 2.1 percent increase in the average selling price per hundredweight and a 17.5 percent increase in hundredweight sold. Revenue from pulp sales decreased 25.1 percent due to a 32.8 percent decrease in the volume of pulp sold partially offset by an 11.5 percent increase in the average selling price per ton. Revenue from molasses sales increased 40.6 percent due to a 37.1 percent increase in the volume of molasses sold and an 2.6 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 32.8 percent due to a 18.9 percent increase in sales volume and an
11.7 percent increase in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, increased $57.7 million. Direct processing costs for sugar and pulp decreased 4.1 percent primarily due to the harvesting and processing of a 3.6 percent smaller crop. Fixed and committed expenses decreased 4.9 percent reflecting decreased depreciation due to a change to a straight line method from double-declining. Changes in product inventory levels between 1996 and 1995, impacted the cost of product sold unfavorably by $67.6 million. The cost associated with sugar purchased to meet customer needs was down $3.8 million due to decreased sales volume.

Selling expenses increased $12.3 million due primarily to the increased freight and storage expense and the increases in the sales volumes of sugar and by-products. General and Administrative expenses increased $1.5 million reflecting higher personnel costs and other general cost increases.

The increase in accrued continuing costs was due primarily to changes in sugar sales and production, differences in the timing of incurring processing costs and member tax accounting adjustments.

Interest expense increased due to higher average borrowing levels for short and long-term debt.

Non-member activities resulted in a loss of $2,444,000 for the nine months ended May 31, 1996 as compared to a loss of $872,000 for the same period last year. This increase was primarily due to lower profits from the sale of beet seed and additional costs for our outside sales offices.

Net payments to/due members for sugarbeets decreased by $28.6 million from $333.4 million for the first nine months in 1995, to $304.9 million for the first nine months in 1996. This decrease was due to a 3.1 percent decrease in the number of tons of beets sliced this year as compared to last year along with a slightly lower projected per ton beet payment.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1995 AND 1994

Revenue for the three months ended May 31, 1996, was $187.4 million, an increase of $22.0 million from 1995. Revenue from total sugar sales increased 18.8 percent reflecting a 1.4 percent increase in the average selling price per hundredweight and a 17.1 percent increase in hundredweight sold. Revenue from pulp sales decreased 40.2 percent due to a 46.9 percent decrease in the volume of pulp sold partially offset by a 12.6 percent increase in the average selling price per ton. Revenue from molasses sales increased 59.1 percent due to a 6.2 percent increase in the average selling price per ton and a 49.9 percent increase in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 72.9 percent due to a 15.5 percent increase in the average selling price per ton and a 49.8 percent increase in the volume of CSB sold.

Cost of product sold, exclusive of payments for sugarbeets, increased $21.5 million. Direct processing costs for sugar and pulp decreased 12.8 percent primarily due to the shorter campaign resulting from harvesting and processing of a smaller crop. Fixed and committed expenses decreased 13.8 percent due to lower depreciation resulting from changing to a straight line depreciation method from double-declining. Changes in product inventory levels between 1996 and 1995, impacted the cost of product sold unfavorably by $23.8 million. The cost associated with sugar purchased to meet customer needs was up $1.9 million due to increased sales volume during this quarter.

Selling expenses increased $1.7 million due primarily to the increased freight and storage expense and the increases in the sales volumes of sugar, purchased sugar and by-products. General and Administrative expenses decreased $1.0 million reflecting lower uninsured losses and outside services expenses.

The increase in accrued continuing costs was due primarily to changes in sugar sales and production, differences in the timing of incurring processing costs and member tax accounting adjustments.

Interest expense increased due to higher average borrowing levels for short and long-term debt.

Non-member activities resulted in the loss of $897,000 for the three months ended May 31, 1996 as compared to the income of $333,000 for the same period last year.

Net payments to/due members for sugarbeets decreased by $14.7 million from $92.5 million for the third quarter of 1995, to $77.8 million for the same period in 1996. This decrease was due to the decrease in the number of tons of beets sliced this quarter as compared to last year along with a slightly lower projected per ton beet payment.


LIQUIDITY AND CAPITAL RESOURCES

Because American Crystal operates as a cooperative, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to American Crystal and are net of unit retains allocated to them, both of which remain available to meet American Crystal's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis.

However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives ("Bank"). American Crystal has a short-term line of credit with the Bank in 1996 of $210 million.

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of May 31, 1996, American Crystal was in compliance with its loan agreements.

The primary factor for the changes in American Crystal's financial condition for the nine months ended May 31, 1996 was due to the 1995/1996 sugar beet processing campaign and the company's investing activities. The cash used in operations of $57.0 million and investing activities of $58.5 million was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $80.8 million and proceeds from long-term debt of $52.9 million, partially offset by the repayment on long-term debt of $12.1 million and the payment of the unit retains of $7.2 million. Working capital has decreased $10.8 million from $28 million at the beginning of the year to $17.2 million as of May 31, 1996 primarily due to increased short-term debt, and higher amounts due growers, partially offset by increased inventories and lower trade payables.

Capital expenditures for the nine months ended May 31, 1996 were $20.8 million. These capital expenditures are a continuation of American Crystal's strategy of expanding capacity and improving operating efficiencies.

American Crystal has signed agreements to invest up to approximately $48 million to become one of three members of ProGold Limited Liability Company. During 1996, American Crystal invested an additional $35.7 million bringing the total investment in ProGold LLC as of May 31, 1996, to $48.1 million.

American Crystal anticipates that the funds necessary for the Bank's working capital requirements and future capital expenditures will be derived from depreciation, unit retains and long-term borrowing.




PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

American Crystal is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's financial position, results of operations or cash flows. Management is not aware of any threatened claims which could result in the commencement of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are included herein:

The Company did not file any reports on Form 8-K during the nine months ended May 31, 1996.

                                      SIGNATURES


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.







                                       AMERICAN CRYSTAL SUGAR COMPANY
                                       ------------------------------
                                                (REGISTRANT)




DATE:  JULY 1, 1995                         /S/ JOSEPH J. TALLEY
     --------------                    ------------------------------
                                       JOSEPH J. TALLEY
                                       FINANCE DIRECTOR
                                       DULY AUTHORIZED OFFICER AND
                                        PRINCIPAL FINANCIAL OFFICER