Form 10-K/A
period 1995-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1996-10-31
CIK 4828

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                           FORM 10-K/A (AMENDMENT NO 1)

             /X/   Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 1995
                                       or
           / /   Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                            -------------------------
                                 Commission File
                                  No. 33-83868
                            -------------------------

                         AMERICAN CRYSTAL SUGAR COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Minnesota                              84-0004720
        (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
         101 North Third Street
           Moorhead, MN  56560                       (218) 236-4400
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (REGISTRANT'S TELEPHONE NUMBER)



           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                            -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES   X   NO
                                                      -----    -----

                     ---------------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            -------------------------

     As of November 10, 1995, 2,343 shares of the Registrant's Common Stock and 415,255 shares of the Registrant's Preferred Stock were outstanding. As there is only a limited, private market for shares of the Registrant's stock and the Registrant does not obtain information regarding the transfer price in transactions between its members, the Registrant is not able to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-83868), declared effective on November 23, 1994.

                                    PART I.

ITEM 1.   BUSINESS

The following text should be inserted on page 4 of the original filing, before the heading "Government Program and Regulation":


ENERGY AND TRANSPORTATION

     American Crystal uses large quantities of energy in its operations, principally for heating the cossettes (sliced beets), evaporating water from juices containing sugar, drying wet beet pulp, and generating electrical power. Each of the Company's five factories currently burns low sulphur coal as their primary source of energy. However, the Company is in the process of converting certain of its dryer facilities to operate with natural gas as the energy source. The Company presently obtains all of its coal from Montana under a supply contract with Kennecott Energy Company (for and on behalf of Spring Creek Coal Company) expiring on July 31, 2005. This coal is transported from Montana to the Company's factories under a coal transportation agreement with Northern Coal Transportation Company expiring on July 31, 2005.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

     None

REPORTS ON FORM 8-K

     The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 1995.

EXHIBITS

     *3(i)     Restated Articles of Incorporation of American Crystal Sugar
               Company.
     *3(ii)    Restated Bylaws of American Crystal Sugar Company
     *10(f)    Growers' Contract (5-year Agreement)
     *10(g)    Growers' Contract (Annual Contract)
     *10(h)    Coal Supply Agreement between Registrant and Spring Creek Coal
               Company, dated August 1, 1986
     *10(i)    Coal Transportation Agreement between Registrant and Northern
               Coal Transportation Company, dated August 1, 1986
     *10(j)    Beet Loading and Hauling Agreement between Registrant and
               Transystems, Inc., dated May 18, 1993
     *10(k)    Form of Uniform Member Marketing Agreement between Registrant and
               United Sugars Corporation, dated January 1, 1994.
     *10(l)    Trademark License Agreement between Registrant and United Sugars
               Corporation, dated November 1, 1993.
     *10(m)    Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992
     *10(n)    Stipulation Agreement between Registrant and State of Minnesota
               Pollution Control Agency
     *10(o)    Master Agreement between Registrant, United Sugars Corporation,
               American Federation of Grain Millers, AFL-CIO, CLC, et al.
     *10(p)    Loan Agreement between Registrant and St. Paul Bank for
               Cooperatives, dated December 20, 1993
     *10(q)    Amended and Restated Loan Agreement between Registrant and First
               Bank National Association, dated November 22, 1993
     *10(r)    Pension Contract and Amendments
     *10(s)    Compensation, Severance and Loan Agreement with Mr. J. Famalette, dated March 2, 1992
     *10(t)    Compensation and Loan Agreement with Mr. J. Famalette, dated
               October 1, 1993
     *10(u)    Form of Operating Agreement between Registrant and ProGold
               Limited Liability Company
     *10(v)    Form of Member Control Agreement between Registrant and ProGold
               Limited Liability Company
     *10(w)    Administrative Services Agreement between Registrant and ProGold
               Limited Liability Company
     *10(x)    Uniform Member Marketing Agreement
      10(y)    Coal Supply Agreement between Registrant and Spring Creek Coal
               Company, dated August 25, 1995  (Confidential Treatment Requested as to certain provisions.)
      10(z)    Coal Transportation Agreement between Registrant and Northern
               Coal Transportation Company, dated August 25, 1995  (Confidential
               Treatment Requested as to certain provisions.)
      23       Consent of Independent Public Accountant.
     #99       Consents of Directors-Elect

---------------------------
     * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
     # Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMERICAN CRYSTAL SUGAR COMPANY


                              BY     /S/ DANIEL J. MCCARTY
                                -----------------------------------------------
                                Daniel J. McCarty, Chief Executive Officer
                                Dated: October 30, 1996



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                     Title            Date
---------                     -----            ----


/s/ Daniel J. McCarty         Chief Executive  October 30, 1996
---------------------         Officer
Daniel J. McCarty

/s/ Samuel S.M. Wai           Treasurer        October 30, 1996
---------------------
Samuel S.M. Wai


/s/ Paul Borgen               Director         October 30, 1996
---------------------
Paul Borgen

/s/ Thomas Bryl               Director         October 30, 1996
---------------------
Thomas Bryl

/s/ Aime J. Dufault           Director         October 30, 1996
---------------------
Aime J. Dufault

/s/ Steven M. Goodwin         Director         October 30, 1996
---------------------
Steven M. Goodwin

/s/ Court G. Hanson           Director         October 30, 1996
---------------------
Court G. Hanson

/s/ Lonn M. Kiel              Director         October 30, 1996
---------------------
Lonn M. Kiel

Signature                     Title            Date
---------                     -----            ----

/s/ David Kragnes             Director         October 30, 1996
---------------------
David Kragnes

/s/ Wayne Langen              Director         October 30, 1996
---------------------
Wayne Langen

/s/ Duane Lien                Director         October 30, 1996
---------------------
Duane Lien

/s/ Patrick D. Mahar          Director         October 30, 1996
---------------------
Patrick D. Mahar

/s/ Barry W. Malme            Director         October 30, 1996
---------------------
Barry W. Malme

/s/ Robert Nyquist            Chairman         October 30, 1996
---------------------
Robert Nyquist

/s/ G. Terry Stadstad         Director         October 30, 1996
---------------------
G. Terry Stadstad

/s/ Robert Vivatson           Director         October 30, 1996
---------------------
Robert Vivatson

/s/ Michael Warner            Director         October 30, 1996
---------------------
Michael Warner