Form 10-K
period 1996-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1996-11-26
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

            /X/    Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                           For the fiscal year ended
                                August 31, 1996
                                       or

          / /    Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                            ------------------------

                                Commission File
                          Nos. 33-83868 and 333-11693
                            ------------------------

                         AMERICAN CRYSTAL SUGAR COMPANY
             (Exact name of registrant as specified in its charter)

             MINNESOTA                            84-0004720
     (State of incorporation)          (I.R.S. Employer Identification
                                                   Number)

      101 NORTH THIRD STREET
        MOORHEAD, MN 56560                      (218) 236-4400
  (Address of principal executive      (Registrant's telephone number)
             offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

    As of November 22, 1996, 2,441 shares of the Registrant's Common Stock and 415,255 shares of the Registrant's Preferred Stock were outstanding. As there is only a limited, private market for shares of the Registrant's stock and the Registrant does not obtain information regarding the transfer price in transactions between its members, the Registrant is not able to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-83868), declared effective on November 23, 1994, from the Company's Annual Report on Form 10-K for the fiscal year ending August 31, 1995 and from the Company's Registration Statement on Form S-1 (File number 333-11693), declared effective on November 13, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    American Crystal Sugar Company ("American Crystal" or the "Company") is a Minnesota agricultural cooperative corporation owned by approximately 2,443 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley. (The Red River Valley, the largest sugarbeet growing area in the United States, forms a band approximately 35 miles on either side of the North Dakota and Minnesota border and extends approximately 200 miles south from the border of the United States and Canada.) The Company currently processes sugarbeets from a base level of approximately 415,000 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year. By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and by-products, such as molasses and beet pulp. The sugar is pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative owned by its members, American Crystal, Southern Minnesota Beet Sugar Cooperative and Minn-Dak Farmers Cooperative. The Company's molasses, beet pulp and Concentrated Separated By-Product (CSB) (a by-product of the molasses desugarization process) are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. The Company is also one of three members of ProGold Limited Liability Company, a joint venture the purpose of which is to construct and operate a corn wet milling plant in Wahpeton, North Dakota.

    American Crystal was organized in 1973 by sugarbeet growers to acquire the business and assets of American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.

    American Crystal's corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560 (telephone number (218) 236-4400). Its fiscal year ends August 31.

PRODUCTS AND PRODUCTION

    American Crystal is engaged primarily in the production and marketing of sugar from sugarbeets. American Crystal also markets beet pulp, molasses and CSB, which are by-products of the sugar it produces, and sugarbeet seed.

    American Crystal processes sugarbeets grown by its members in five factories located in the Red River Valley area of Minnesota and North Dakota. The growing area is divided into five factory districts, each containing one sugar processing plant.

    The period during which the Company's plants are in operation to process sugarbeets into sugar and by-products is referred to as the "campaign." During the campaign, each of the Company's factories is operated twenty-four hours per day, seven days per week. The campaign is expected to begin in September, when a small portion of the sugarbeet crop is harvested, and continues until the available supply of beets has been depleted, which generally occurs in March or April of the following year. Based on current processing capacity, an average campaign lasts approximately 226 days, assuming normal crop yields.

    Once the sugarbeets are harvested, rapid processing is important to maximize sugar extraction and minimize spoilage. Members transport their crop by truck to receiving stations designated by the Company and receive a hauling allowance under the Grower's Contract. Beets are then stored in factory yards and at outlying piling stations until processing.

    American Crystal's total sugar production is presently influenced by the amount and quality of sugarbeets grown by its members, the processing capacity of the Company's plants and by the ability to store harvested beets. Most of the beet harvest is stored in piles. Although frozen sugarbeets may be stored for extended periods, beets stored in unprotected piles at temperatures above freezing must be processed within approximately 150 days. In most years, therefore, the cold weather in North Dakota and Minnesota offers an advantage to the Company as it permits the outdoor storage of sugarbeets in below-freezing weather conditions. By contrast, unprotected piles of sugarbeets would experience cycles of freezing and thawing and, therefore, be subject to some deterioration. Subject to such freeze and thaw cycles, beets on the exterior of piles freeze naturally. Beets near the center of the piles, however, may not freeze and thus may be more subject to spoilage. The Company utilizes a process called "split pile storage" in which beets from the center of the piles are removed for processing first. Split pile storage permits more of the stored beets to freeze naturally.

    American Crystal also utilizes a ventilation technique to further reduce spoilage. In this process, fans circulate air through ventilation channels constructed within beet piles in order to precool and then deep freeze the beets. Approximately 11% of an average crop may be stored in ventilated storage sites. Enclosed cold storage facilities are also used to extend the beet storage period at each of the Company's factory locations. Cold storage sites presently have the capacity to cover approximately 8% of an average crop.

    Once the sugarbeets arrive in the factory, the basic steps in producing sugar from them include: washing; slicing into thin strips called "cossettes"; extracting the sugar from the cossettes in a diffuser; purifying the resulting "raw juice" and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystalize the sugar; separating the sugar crystals in a centrifuge; drying the sugar; storing sugar in bulk form and grading and screening the crystals for packaging and bulk shipping.

    The Company's sugarbeet by-products include molasses and beet pulp. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feeds. The Company processes approximately one-half of its molasses through its molasses desugarization facility to extract additional sugar. The remaining molasses and CSB from the molasses desugarization process are marketed through Midwest Agri-Commodities and are sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds.

    The Company also has its own Seed Division which has been in existence since the 1920s. The goal of the Seed Division is to ensure that the Company's shareholders have the highest quality sugarbeet hybrids available to maximize their production. Since the mid-1970s, American Crystal has had an effective working arrangement with Danisco Seed of Denmark. Exchange of germplasm between American Crystal and Danisco provides a wide genetic base in developing hybrids by both companies. The Seed Division markets its seed to sugarbeet growers in Michigan, Ohio, Montana, Wyoming, Colorado, Nebraska, Idaho, Oregon and Washington.

RECENT CROPS

    The recently completed harvest of the sugarbeet crop grown during 1996 produced a total of approximately 18 tons of sugarbeets per acre from roughly 459,000 acres. That production exceeded 16.8 tons per acre, which is the ten-year average of tons per acre for the years from 1986 through 1995. The sugar content of the 1996 crop is 17.34%, in comparison to a ten year average for the applicable period of 17.5%. The Company expects to produce a total of roughly 21.9 million hundredweight of sugar from the 1996 sugarbeet crop.

    American Crystal's members harvested approximately 8.0 million tons of sugarbeets from 430,000 acres for the 1995 crop. The approximately 18.7 ton per acre crop yield will be higher than the then-current 16.6 ton per acre 10 year average. Sugar content for the 1995 crop was approximately 16.4%, which is 1.1% lower than the then-current ten year average of 17.5%. Beet processing began on September 7, 1995 and the Company produced 20.2 million hundredweights of sugar during the 1995-1996 campaign.

    For a discussion of the 1995, 1994 and 1993 crops and results of operations for fiscal years 1996, 1995 and 1994, see "Management's Discussion of the Results of Operations".

MARKET AND COMPETITION

    According to United States government estimates, the United States market for sugar during the year beginning on October 1, 1995 and ending on September 30, 1996 totalled approximately 176 million hundredweights of sugar. That estimate suggests the continuation of a trend of growth in the market in recent years at a compounded rate of approximately 2% per year with estimates for 1996 and 1997 indicating a 1.3% increase in consumption. For example, from a market of approximately 146 million hundredweights in 1986, the total domestic market grew to a total of approximately 174 million hundredweights in 1995. Given the size of the total market, the Company's sugar production and sales represented slightly more than 11.1% of the total domestic market for refined sugar in 1994 and 1995.

    The growth in the market for refined sugar in the late 1980s and the early 1990s is a reversal of trends in the 1970s and early 1980s which resulted in a reduced market for refined sugar. During the 1970s and early 1980s, high fructose corn syrup was increasingly used as a replacement for refined sugar in certain food products. (The prime example of this trend was the use of high fructose corn syrup in beverages such as soft drinks.) In addition, non-nutritive sweeteners such as aspartame were developed and used in food products. While high fructose corn syrup and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the recent trend of increased use of refined sugar results from population growth and, more importantly, increased acceptance of the use of sugar as a desirable natural ingredient in a normal diet.

    The trends described in the preceding paragraph are illustrated by the following chart:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           MILLION SHORT TONS RAW VALUE
81/2                              9.206
82/3                              8.874
83/4                              8.578
84/5                              8.097
85/6                              7.794
86/7                              8.046
87/8                              8.193
88/9                              8.264
89/0                              8.531
90/1                              8.901
91/2                              9.006
92/3                              9.197
93/4                              9.333
94/5                              9.337
95/6                              9.700

    The Company's main competitors in the domestic market are beet sugar processors including Holly Sugar Corporation (a division of Imperial Holly Corporation), Western Sugar Company (a subsidiary of Tate & Lyle, Inc.), Amalgamated Sugar Company, Michigan Sugar Company (wholly-owned by Savannah Foods and Industries, Inc.) and Monitor Sugar Company, Inc. The Company's products also compete with cane sugar refined by Savannah Foods and Industries, Inc., California and Hawaiian Sugar Company, Imperial Holly Corporation and Domino Sugar (a subsidiary of Tate & Lyle, Inc.) Because sugar is a fungible commodity, competition for sales volume is based primarily upon price, customer service and reliability. However, recent information suggests a decrease in sugar production in the United States of approximately 5% in 1996 and 1997.

    According to United States Department of Agriculture ("USDA") statistics, the Red River Valley is generally one of the most cost efficient sugarbeet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other producers of sugar in the United States. In spite of this competitive advantage, substitute products and sugar imports could have a material and adverse effect on the Company's operations in the future.

GOVERNMENT PROGRAMS AND REGULATION

    Domestic sugar prices are supported under a program administered by the USDA. Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay nonrecourse loans obtained through the Commodity Credit Corporation (CCC). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. Under the "Tariff Rate Quota" implemented October 1, 1990, sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16 cents per pound prior to shipment. (To date, only minute quantities of sugar have been imported under this higher tariff level.)

    The Uruguay Round agreement under the General Agreement on Tariffs and Trade
(GATT) mandates imports of at least 1,257,000 short tons of sugar per year into the United States. The FAIR Act maintains the basic 18 cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 1996 through 2002. Price support loans are to be made on a non-recourse basis provided the US sugar imports for domestic usage exceed 1.5 million short tons raw value in a given fiscal (October through September) year. Loans made on a non-recourse basis enable the sugar processor to forfeit sugar to the CCC if sugar prices are below the loan rate. If imports during a given year are less than 1.5 million short tons, loans must be made on a recourse basis, meaning that processors will not be able to forfeit sugar to the CCC at its full loan value. In order to recover the full value of a recourse loan, the CCC could require that cash or other assets be provided in addition to the sugar used as collateral when the loan is made. Another new provision of the FAIR Act is a one cent per pound penalty paid by processors if the processor defaults on sugar price support loans.

    The nature and scope of future legislation affecting the sugar market cannot be predicted and there can be no assurance that price supports will continue in their present form. As a result of uncertainty regarding the impact of the absence of price supports, the Company is not able to predict if such changes in legislation would have an adverse impact on the Company or the magnitude of such impact.

MARKETING, CUSTOMERS AND PRICES

    Since January, 1994, American Crystal's sugar has been marketed by United Sugars Corporation, a cooperative common marketing agency. United Sugars Corporation was formed in late 1993, at which time American Crystal contributed approximately $6,880,000, in the form of certain assets, to the capital of United Sugars Corporation. In exchange for that capital contribution, the Company received an ownership interest of approximately 69%. (American Crystal's representatives on the United Sugars Corporation Board of Directors total one-third of the members of the United Sugars Board and, therefore, American Crystal does not possess a controlling interest in the day-to-day affairs of United Sugars Corporation, except to the extent that certain Board actions must also be approved by the members of the association, for example mergers or consolidations, sales or liquidations of substantially all of the association's assets, and dissolution of the association.) Upon completion of the incorporation and capitalization of United Sugars Corporation, American Crystal entered into a "Uniform Member Marketing Agreement" with United Sugars. Under that agreement, the sugar produced by American Crystal is pooled with sugar produced by Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative and is then sold through the efforts of United Sugars. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the various members on a patronage basis.

    In 1993 and earlier years, American Crystal marketed most of its sugar through direct sales efforts, supplemented by the efforts of sugar brokers retained by the Company. Since 1994, the Company has marketed its sugar exclusively through United Sugars Corporation. The Company's sugar is sold in bulk, as liquid sugar and in cartons and bags ranging in size from 1 to 100 pounds.

    The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. For the fiscal year ended August 31, 1995, 84% (by weight) of the Company's sugar production was sold to industrial users. The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the "Crystal Sugar" brand name and various private labels for household consumption.

    Customers are located primarily in Illinois, Minnesota, Iowa, Wisconsin, Pennsylvania, Michigan, Indiana, Ohio, Missouri and Tennessee. During fiscal 1995, the Company's 10 largest customers purchased approximately 46% (by weight) of the Company's sugar sold.

    The prices at which United Sugars Corporation sells the Company's sugar fluctuates periodically based on changes in domestic sugar supply and demand. The largest proportion of American Crystal's sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot price basis.

    American Crystal markets dried beet pulp, molasses and CSB through Midwest Agri-Commodities Company, a cooperative whose members are American Crystal, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 1995, approximately 95% of American Crystal's pulp production was exported to Japan and Europe. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. By-product sales accounted for approximately 9% of the Company's total revenues during fiscal 1995. This relationship is primarily a function of the average market prices for sugar, pulp and molasses and is not necessarily indicative of future relationships between by-product and sugar revenues, because prices of these commodities fluctuate independently of each other.

    For a short period of time in the early 1990s, the Company (through United Sugars) sold a portion of its sugar in the Canadian market. Due to the imposition of significant duties, the Company does not currently consider Canada to be a market for its products. The company believes that consumption in the United States represents an adequate market for the Company's sugar.

GROWERS' CONTRACTS

    American Crystal purchases virtually all of its sugarbeets from members under contract with the Company. All members have five-year contracts with the Company covering the growing seasons of 1993 through 1997 (the "Growers' Contract"). In addition, each member has an annual contract with the

Company specifying the number of acres the member is obligated to grow. Each share of Preferred Stock held by a member entitles that member to grow one acre of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage which may be planted for each share of Preferred Stock held by the members. However, it is management's current intention and recommendation to the Board of Directors that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio of 1 to 1 for the foreseeable future, subject to tolerances for overplanting and underplanting established by the Board each year.

    The total price for sugarbeets paid to a member (the "Net Beet Payment") is based on the "Gross Beet Payment," as adjusted by certain allowances, costs, and deductions. The Gross Beet Payment is the value of recovered sugar from the beets a member delivers plus the member's share of by-product revenues, minus the member's share of member business operating costs, including depreciation and interest. The following allowances, costs and deductions, if applicable, are used to adjust the Gross Beet Payment to arrive at the Net Beet Payment: hauling allowance program costs, early delivery allowance program costs, minimum payment allowance program costs, and unit retains. Growers are paid a hauling allowance based on the distance they must transport beets for delivery to the Company and may also receive minimum beet payments and an allowance for early delivery of beets prior to the commencement of the stockpiling of harvested sugarbeets. The costs of these programs are shared among members on the basis of the net tonnage of beets delivered by each member.

    Under the current Growers' Contracts, payments to members for sugarbeets must be made in at least four installments: (i) on or about November 15, 60% of the Company's estimate of the grower's Net Beet Payment; (ii) on or about March 31, an amount which combined with the November payment equals 85% of the estimated Net Beet Payment; (iii) on or about September 30, an amount which combined with the November and March payments equals 95% of the estimated Net Beet Payment; and (iv) not more than 15 days after completion and acceptance of the audit of the Company's annual financial statements, the remainder of the member's Net Beet Payment. Except for unit retains, the Company must pay to members for their sugarbeets all proceeds from the sale of sugar and by-products in excess of related member business operating costs, as described above.

    The following tables summarize the "Gross Beet Payment" and "Net Beet Payment" and the "Sugar Content of Sugarbeets" for each of the last 10 completed fiscal years, respectively:

                                 1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                      DISTRIBUTION OF NET PROCEEDS--TOTALS (IN THOUSANDS)

Net Proceeds.................. $222,816  $270,736  $216,878  $209,510  $259,229  $269,388  $303,842  $261,571  $320,549  $310,206
Non-Member (Income)/Loss......      328      (802)      844       698     1,058     1,075        77       544        15       396
Hauling Allowance.............    5,115     5,769     3,482     3,900     4,140     5,522     5,413     4,531     6,144     6,038
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Gross Beet Payment............ $228,259  $275,703  $221,204  $214,108  $264,427  $275,985  $309,332  $266,646  $326,708  $316,640
Unit Retains..................   (8,745)   (9,610)   (7,316)   (7,995)   (8,010)  (10,364)  (20,223)  (19,328)  (16,648)  (16,040)
Member Tax ADJ, Net...........     (524)   (3,141)    1,908     1,922       589       676       447    12,585     5,621         0
Hauling Allowance.............   (5,115)   (5,769)   (3,482)   (3,900)   (4,140)   (5,522)   (5,413)   (4,531)   (6,144)   (6,038)
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net Beet Payment.............. $213,875  $257,183  $212,314  $204,135  $252,866  $260,775  $284,143  $255,372  $309,537  $294,562
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------


                                 1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                       DISTRIBUTION OF NET PROCEEDS--PER TON HARVESTED(1)

Net Proceeds.................. $  38.19  $  42.22  $  44.44  $  39.27  $  48.50  $  38.95  $  45.03  $  40.55  $  38.47  $  38.64
Non-Member (Income)/Loss......     0.05     (0.12)     0.17      0.13      0.20      0.16      0.01      0.09      0.00      0.05
Hauling Allowance.............     0.88      0.90      0.71      0.73      0.77      0.80      0.80      0.70      0.74      0.75
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Gross Beet Payment............ $  39.12  $  43.00  $  45.32  $  40.13  $  49.47  $  39.91  $  45.84  $  41.34  $  39.21  $  39.44
Unit Retains..................    (1.50)    (1.50)    (1.50)    (1.50)    (1.50)    (1.50)    (3.00)    (3.00)    (2.00)    (2.00)
Member Tax ADJ, Net...........    (0.09)    (0.49)     0.39      0.36      0.11      0.10      0.07      1.95      0.67      0.00
Hauling Allowance.............    (0.88)    (0.90)    (0.71)    (0.73)    (0.77)    (0.80)    (0.80)    (0.70)    (0.74)    (0.75)
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net Beet Payment.............. $  36.65  $  40.11  $  43.50  $  38.26  $  47.31  $  37.71  $  42.11  $  39.59  $  37.15  $  36.69
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

                                                                 SUGAR CONTENT OF SUGARBEETS(1)

Tons Harvested (In
  Thousands)..................    5,835     6,413     4,881     5,336     5,345     6,915     6,748     6,450     8,332     8,029
Tons Purchased Per Acre
  Harvested...................     17.6      19.3      13.4      14.5      13.4      17.4      16.9      16.3      20.2      18.7
Sugar Content of Beets........     17.1%     18.1%     18.2%     16.7%     18.6%     17.0%     18.0%     17.6%     16.8%     16.4%

------------------------------

(1) Information provided with respect to net proceeds, gross beet payment, tons harvested per acre and sugar content of beets represents an average of the financial and production results experienced by the Company's members. As described elsewhere in this prospectus, the return to members for their sugarbeets is based upon the value of the recovered sugar from the beets delivered to the Company by each member. As a result of variations in the sugar content of the sugarbeets delivered by the various members to the Company, the payments received by the various members also vary.

RESEARCH AND DEVELOPMENT

    American Crystal operates a research complex in Moorhead, Minnesota. The Research Center is primarily involved in the development of technologies related to improved factory operations and development of process efficiency technology. The Company's research and development expenses for 1996, 1995 and 1994 were approximately $4,535,000, $4,669,000, and $4,566,000, respectively.

    In recent years research conducted by the Company has been diversified into technical services and agriculture research. Technical services has focused primarily on the testing and evaluation of technologies related to improve factory operations and development of process efficiency concepts. Technical services research also concentrates on developing tests and recommending instrumentation for use in monitoring beet sugar processes, including molasses desugarization. The results of these efforts will allow plant operators to be proactive and to react to problems quickly thereby improving the overall recovery of sugar from the beets.

    The Company is also engaged in ongoing research with respect to beet seed. This research focuses primarily on the development of agricultural practices for the piling and storage of sugarbeets, as well as the monitoring and treatment of sugarbeet diseases and insect infestations. Additionally, coded variety testing and reporting are key services this area provides for the growers. The results of this testing is critical in assisting growers decision making during the selection of beet seed for planting. The Company and its members also contribute resources to a number of public research institutions for general research related to sugarbeets and their use. Those institutions include North Dakota State University, University of Minnesota, University of Minnesota--Crookston, the Beet Sugar Development Foundation and programs operated by the USDA.

ENVIRONMENTAL MATTERS

    American Crystal is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an on-going and expanding control program designed to meet these environmental laws and regulations. American Crystal believes that it is in substantial compliance with applicable environmental laws and regulations.

    The Company was cited in July 1994 by the State of Minnesota for non-compliance with nitrous oxide emissions for the pulp driers at the East Grand Forks facility. The notice of violation indicated that the operation of the East Grand Forks facility created emissions in excess of those described in the permit previously granted by the Minnesota Pollution Control Agency ("MPCA") for that facility. The Company submitted an application to the MPCA requesting that the limits be changed. The MPCA has not yet responded to this request. The Company believes that the request will be granted.

    The Company is in the process of converting the pulp drier operations at its Moorhead and Crookston facilities. The conversion from coal to natural gas will allow the Company to operate the driers in compliance with state and federal requirements. Permits have been issued by the MPCA for the conversion. The conversion for East Grand Forks was completed in 1995. The conversion for the Moorhead and Crookston facilities is expected to be completed in 1996.

    A notice of violation was received in April 1995, from the State of North Dakota regarding emissions from the pulp drier at the Hillsboro factory. The Company retested emissions from the drier and is in compliance with North Dakota emission limits. Plans are also in place to convert the pulp driers at the Drayton factory, through the use of natural gas as an energy source, to ensure compliance with North Dakota emission limits.

JOINT VENTURE WITH PROGOLD LIMITED LIABILITY COMPANY

    American Crystal is one of three member of ProGold Limited Liability Company ("ProGold"). ProGold was formed in July, 1994 as a limited liability company to serve as a joint venture mechanism for the Company, Minn-Dak Farmers Cooperative and Golden Growers Cooperative ("Golden Growers"), a North Dakota cooperative association comprised of corn producers. The proposed purpose of the joint venture is to construct and operate a corn wet milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups), corn starch, corn oil, ethanol and various by-products.

    American Crystal contributed a total of approximately $48 million for its membership interest in ProGold and received a 46% interest in ProGold. Golden Growers contributed approximately $51 million in exchange for a 49% interest in ProGold, while Minn-Dak Farmers Cooperative made a capital contribution of approximately $5.2 million in exchange for a 5% interest in ProGold. Under the terms of the ProGold Member Control Agreement, in each year after September 1, 1997, the ProGold Board of Governors can require that the three members of ProGold provide additional capital contributions in an aggregate amount not to exceed $5 million per year, with each member obligated to provide a portion of that capital contribution proportionate to its ownership interest in ProGold. As a result, the Company could be required to make annual contributions in an amount not greater than $2.3 million per year, based on the Company's ownership of a 46% interest in ProGold. Any other capital contributions can be required only with the prior written consent of all of ProGold's members.

    Representatives of ProGold, the Company, Minn-Dak Farmers Cooperative and Golden Growers have entered into various agreements relating to the ownership and operation of ProGold and the corn wet-milling plant. The contracts include
(i) contract marketing agreements under which United Sugars Corporation and Midwest Agri-Commodities Company would market various products on behalf of ProGold, (ii) Uniform Member Marketing Agreements under which American Crystal, Minn-Dak and Golden Growers would be obligated to deliver to ProGold the corn to be processed at the proposed plant and (iii) administrative services agreements under which the Company would provide services such as accounting, financial planning support and human resources services to both ProGold and Golden Growers. When ProGold's corn wet-milling facility is fully operational, it is expected to require 30 million bushels of corn for processing each year. The Company will be responsible for providing corn to ProGold in proportion to the Company's ownership interest in ProGold. As a result, the Company will need to provide 46% of the corn used at ProGold's facility. In years when the ProGold facility is operating at full capacity, the Company would be required to deliver approximately 13.8 million bushels of corn to ProGold. Under the Company's agreements with ProGold, the Company does not receive payment for the corn upon delivery. Instead, the Company will receive payment of its proportionate share of ProGold's revenues from sale of corn sweeteners and related products, less its proportionate share of ProGold's operating expenses (which will not include the cost of corn.) The distribution of ProGold's net revenues is intended to provide both compensation for the corn delivered to ProGold by the Company and the Company's share of ProGold's profits, if any. While ProGold intends to distribute net revenues to its members as soon as possible following receipt of proceeds from the sale of its products, the Company anticipates that it will receive periodic distributions from ProGold during each year, with a final distribution to be made following the close of ProGold's fiscal year. The Company believes that ProGold could suffer a loss during its initial operations of the corn wet-milling facility.

    In connection with its involvement with ProGold, the Company provides a variety of services related to corn procurement. Doing business under the name "ProGold Grain", the Company, acting through certain of its employees, procures corn to satisfy the obligations of the Company and Minn-Dak Farmers Cooperative to deliver corn to ProGold. In addition, the Company also manages the corn procurement function and corn pool arrangements for Golden Growers. In the performance of those services, the Company purchases large quantities of corn, as well as entering into various commodities contracts (including hedge and futures contracts) with the goal of reducing price, delivery and other risks associated with the purchase of corn and sale of corn sweetener. The Company anticipates that its ProGold Grain activities will increase after the corn wet-milling plant begins operations.

    Construction of the corn wet-milling plant has begun and is nearly complete, with testing procedures due to commence during October, 1996. ProGold expects that the plant will begin operations in late 1996. If there are significant delays in completion of the plant, ProGold may not be able to obtain certification of the plant by various customers on a schedule which will permit ProGold to perform certain contractual obligations for the delivery of sweeteners to those customers in a timely manner; as a result, a substantial delay in commencement of operational activities could have a material, adverse effect on ProGold.

    If, through the operation of the corn wet-milling facility, ProGold is successful in generating profits for distribution to is members, those distributions would become the property of the Company. Under the Company's Articles of Incorporation and By-laws, the return, if any, from the Company's involvement with ProGold would be classified as amount received from "non-patronage" sources. The Company's By-laws currently provide that any non-patronage net income is to become the property of the Company and is not to be distributed directly to the members of the Company. Distributions from ProGold could, in the discretion of the Company's Board of Directors, redound to the benefit of the Company's members through such means as future reductions of annual unit retain amounts, repayment of unit retains in advance of the current seven year repayment schedule and the use of such returns, if any, for capital investment in the Company. To date, the Company's Board of Directors has not adopted any resolutions or made any commitments regarding the distribution of non-patronage revenues directly to the Company's members or the application of any such amounts for the indirect benefit of the Company's members. As described above, any decisions regarding the application of distributions received by the Company from ProGold will be made in the discretion of the Company's Board of Directors.

EMPLOYEES

    As of August 31, 1996, American Crystal had 1,187 full-time employees, of which 877 were hourly, 310 were salaried and 31 were temporary workers. The Company also employs approximately 1,250 additional hourly seasonal workers during the sugarbeet harvest and approximately 575 hourly seasonal workers during the remainder of the sugarbeet processing campaign.

    Substantially all of the hourly employees at the factories, including full-time and seasonal employees, are represented by the American Federation of Grain Millers, AFL-CIO, and are covered by a collective bargaining agreement expiring July 31, 1999. Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the Grain Millers. The Company considers its employee relations to be excellent.

    Substantially all employees who meet eligibility requirements of age and length of service are covered by one of the Company's two retirement plans. Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans. The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death. The Company's policy is to fund pension costs accrued, and the plans were fully funded for vested benefits as of February 28, 1996, the end of the most recent plan year. Union and nonunion employees are also eligible to participate in 401(k) savings plans.

ITEM 2.  PROPERTIES

    American Crystal operates five sugarbeet processing factories in the Red River Valley. The factories are located in Crookston, East Grand Forks and Moorhead, Minnesota and Drayton and Hillsboro, North Dakota. American Crystal owns all of its factories and the land on which they are located. The factories range in size from 150,000 to 400,000 square feet and have a combined beet processing capacity, expressed in terms of quantity of sugarbeets which may be sliced into strips or "cossettes", of approximately 30,400 tons per day. The Crookston, Minnesota plant has a capacity of 5,300 tons of sugarbeets per day, the East Grand Forks, Minnesota plant has a capacity of 8,000 tons of sugarbeets per day and the Moorhead plant has a capacity of 5,300 tons of sugarbeets per day. The Company's Hillsboro, North Dakota plant has a capacity of 5,900 tons of sugarbeets per day, while the Drayton, North Dakota plant has a capacity of 5,900 tons of sugarbeets per day. Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated and cold storage sites. However, only approximately 20% of the sugarbeet crop is stored in either ventilated storage sites or cold storage facilities. Each processing factory includes the washing and slicing equipment necessary to cut the sugarbeets into cossettes, the diffusers necessary to extract sugar from the cossettes in the form of "raw juice" and the purification systems necessary to remove impurities from the raw juice. The factories also contain the evaporators and vacuum pans necessary to thicken the raw juice and then to crystalize the sugar. Each factory also contains the centrifuges and dryers necessary to complete the process. The Company's sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories. Each of the Company's facilities is currently operating at or near its capacity.

    The Company has recently completed a number of capital improvements to its sugar factories. For example, at both the Hillsboro and Drayton factories beet storage facilities and refined sugar conditioning/ storage bins were added. (The beet storage facilities allow for expanding acres by extending the length of the beet slicing campaign. The sugar conditioning/storage bins are used to condition and store refined sugar.) A clarifier mud press was added to the Moorhead factory to help reduce odors. The Moorhead factory also completed a sugar screening station project designed to improve the packaging operations there. A new beet piler was purchased for the Drayton factory district to increase beet receiving capacity and efficiency. New juice purification stations have been added at Drayton, Crookston and Moorhead. Evaporation equipment at Hillsboro and East Grand Forks has been upgraded.

    The Board of Directors recently approved funding for a number of capital expenditures aimed at enhancing the Company's processing capacity. During the period ending on August 31, 1999, the Company proposes to spend a total of up to $82.5 million on a new molasses desugarization facility. The new facility is expected to increase the Company's sugar production significantly. From the date hereof until August 31, 1998, the Company proposes to spend a total of up to $56.9 million on increasing the ability of the current Hillsboro processing facility to slice sugarbeets by approximately 1,800 tons per day.

    American Crystal's corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota. The Company also has a 100,000 square foot research center situated on approximately 200 acres in Moorhead, Minnesota, a portion of which is used for the offices of United Sugars Corporation, the Company's marketing agent. (United Sugars Corporation does own certain facilities separate from the facilities owned by the Company.) The Company owns both facilities, and owns numerous sites as sugarbeet receiving and storage stations. All the Company's property, plant and equipment is mortgaged or pledged as collateral for its indebtedness to the St. Paul Bank for Cooperatives.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. The Company is currently involved in certain legal proceedings which have arisen in the ordinary course of American Crystal's business; the Company is also aware of certain other potential claims which could result in the commencement of legal proceedings. The Company carries insurance which provides protection against certain types of claims. With respect to current litigation and potential claims of which the Company is aware, the Company's management believes that (i) the Company has insurance protection to cover all or a portion of any judgments which may be rendered against the Company with respect to certain claims or actions and (ii) any judgments which may be entered against the Company and which may exceed such insurance coverage or which may arise in actions involving potential liabilities not covered by insurance policies are not likely to have a material adverse effect upon the Company, or its assets or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company's shares have be transferred.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        FISCAL YEAR ENDED AUGUST 31,
                                                    --------------------------------------------------------------------
                                                        1996          1995          1994          1993          1992
                                                    ------------  ------------  ------------  ------------  ------------
                                                                     (IN THOUSANDS, EXCEPT FOR RATIOS)
Revenues..........................................  $    688,012  $    605,960  $    563,420  $    542,665  $    545,220
Net Proceeds Before Accounting Change.............  $    310,206  $    320,549  $    273,785  $    303,842  $    269,388
Cumulative Effect of Accounting Change (1)........       --            --            (12,214)      --            --
Net Proceeds (2)..................................  $    310,206  $    320,549  $    261,571  $    303,842  $    269,388
Total Assets......................................  $    465,136  $    420,890  $    324,469  $    303,318  $    278,989
Long-term Debt, including current maturities......  $    190,919  $    119,029  $    115,834  $     98,039  $     91,615
Members' Investments..............................  $    152,136  $    142,047  $    115,609  $    120,113  $    107,679
Property and Equipment Additions, net of
  retirements.....................................  $     43,168  $     48,394  $     50,824  $     35,659  $     42,046
Working Capital...................................  $     32,071  $     28,046  $     30,859  $     32,819  $     27,254
Ratio of Long-Term Debt to Equity (3).............        1.17:1         .75:1         .88:1         .71:1         .71:1
Ratio of Net Proceeds to Fixed Charges (4)........          14.3          11.6          15.0          14.2          15.0

------------------------

(1) During 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions" and Financial Accounting Standards No. 112, "Employers Accounting for Post-employment Benefits." The cumulative effect of application of the new standards resulted in the reduction of net proceeds shown above for the year ended August, 1994. See note number 8 to the Financial Statements for a more detailed description of the accounting change.

(2) Net Proceeds are the Company's gross revenues, less the costs and expenses of producing and marketing sugar, by-products and beet seed, but before payments to members for sugarbeets. Payments to be made to members for the delivery of sugarbeets are liabilities of the Company. (For a more complete description of the calculation of Net Proceeds, see "Business--Growers' Contracts".)

(3) Calculated by dividing the Company's long term debt, exclusive of the current maturities of such debt, by members' investments.

(4) Computed by dividing (i) the sum of Net Proceeds plus interest plus depreciation by (ii) the sum of interest plus principal payments. Although the Company does lease certain items, such as some office furniture, office equipment and computers, due to the proportionately small amounts involved, such lease payments have not been included in the total of the Company's Fixed Charges or the calculation of this ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES

    Because American Crystal operates as a cooperative, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to American Crystal and are net of unit retains allocated to them, both of which remain available to meet American Crystal's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). American Crystal has a short-term line of credit with the Bank in 1996 of $210 million. The Company also expects to expand its commercial paper program, which may provide short-term borrowings of up to $75 million.

RESULTS OF OPERATIONS

INDUSTRY ENVIRONMENT

    During most of the 1970s and 1980s, the sweetener industry witnessed two significant trends: the increase in consumption of non-nutritive sweeteners, principally aspartame, and the increased use of high fructose corn syrup (HFCS) in place of refined sugar (sucrose) in certain food products, primarily beverages.

    During the late 1980s and the early 1990s, the domestic consumption of refined sugar continuously increased, from 146 million hundredweights in 1986 to 174 million hundredweights in 1995. The growth has been at a compounded rate of approximately 2% a year during that period. The Company believes that this recent market trend has been due to population growth and general acceptability of sugar as a desirable natural ingredient of a normal diet.

    The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar. These market factors are influenced by a variety of forces, including weather conditions and United States farm and trade policy, that the company is unable to predict. See "Business--Government Programs and Regulations." In addition, weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

COMPARISON OF THE YEARS ENDED AUGUST 31, 1996, AND 1995

    Revenue for the year ended August 31, 1996, was $688.0 million, an increase of $82.0 million from 1995. Revenue from total sugar sales increased 15.4%, reflecting a 12.6% increase in hundredweight sold and a 2.5% increase in the average selling price per hundredweight. Revenue from pulp sales decreased 7.5%, due to a 16.9% decrease in the volume of pulp sold partially offset by an 11.3% increase in the average selling price per ton. Revenue from molasses sales increased 32.4%, due to a 29.0% increase in the volume of molasses sold and a 2.6% increase in the average selling price per ton. Revenue from Concentrated Separated By-Products ("CSB") increased 4.6%, due to a 2.4% increase in the volume of a CSB sold and a 2.2% increase in the average selling price per ton. Revenue from beet seed sales was down 4.5%, primarily due to decreased sales volume offset by an increase in sales prices.

    Cost of product sold, exclusive of payments to members for sugarbeets, increased $72.5 million. The increase was primarily due to changes in product inventory levels between 1996 and 1995, which impacted the cost of product sold unfavorably by $77.1 million. Direct processing costs for sugar and pulp decreased 2.5% primarily due to the harvesting and processing of a 3.6% smaller crop. Fixed and committed expenses decreased by 2.9% due to a shorter processing campaign.

    Selling expenses increased $17.9 million. The increase is attributable primarily to increased sales volume. General and administrative expenses increased $4.5 million due primarily to higher Information Services costs, capital projects expense and general increases in personnel costs, partially offset by a favorable settlement of an IRS tax case.

    Interest expense decreased $3.2 million from $14.5 million in 1995, to $11.3 million in 1996. This resulted from lower 1996 average interest rates for both long-term and short-term debt, partially offset by higher average borrowing levels.

    Non-member business activities resulted in a loss of $396,000 in 1996 and a loss of $15,000 in 1995.

    Unit retains of $16.0 million and $16.6 million were withheld from members in 1996 and 1995, respectively. The unit retain per-ton-purchased was $2.00 in 1996 and 1995.

    Payments to members for sugarbeets decreased by $14.9 million from $309.5 million in 1995 to $294.6 million in 1996. The decrease is attributable primarily to a decrease in tons harvested and a lower average sugar content from the 1995 crop of sugarbeets.

COMPARISON OF THE YEARS ENDED AUGUST 31, 1995, AND 1994

    Revenue for the year ended August 31, 1995 was $606 million, an increase of $42.5 million from 1994. Revenue from total sugar sales increased 4.6%, reflecting a 1.3% increase in hundredweight sold and a 3.3% increase in the average selling price per hundredweight. Revenue from pulp sales increased 42.8%, due to a 41.6% increase in the volume of pulp sold and an 0.8% increase in the average selling price per ton. Revenue from molasses sales increased 49.9% due to a 36.1% increase in the volume of molasses sold and a 10.1% increase in the average selling price per ton. Revenue from beet seed sales was down 4.1% primarily due to decreased sales volume.

    Cost of product sold, exclusive of payments for sugarbeets, decreased $25.4 million from $169.1 million in 1994 to $143.7 million in 1995. This was primarily due to changes in product inventory levels between 1995 and 1994, which impacted the cost of product sold favorably by $61.2 million. Also, the cost of product sold was partially offset by increased process costs associated with a large crop and higher costs for purchased sugar due to increased sales volume.

    Selling, general and administrative expenses increased $19.1 million from $113.7 million to $132.8 million. This was due primarily to higher selling expenses associated with the increased volumes of products sold. General and administrative expenses increased 15.4% due primarily to higher outside service costs and general increases in personnel costs.

    Interest expenses increased $6.6 million from $7.9 million in 1994 to $14.5 million in 1995. This resulted from a higher 1995 average borrowing levels and higher interest rates for both long-term and short-term debt.

    Non-member business activities resulted in a loss of $15,000 in 1995 and a loss of $544,000 in 1994.

    Unit retains of $16.6 million and $19.3 million were withheld form members in 1995 and 1994, respectively. The unit retain per-ton-purchased was $2.00 in 1995 and $3.00 in 1994.

    Payments to members for sugarbeets increased by $54.1 million from $255.4 million in 1994, to $309.5 million in 1995 due primarily to an increase in tons harvested in the 1994 crop.

COMPARISON OF THE YEARS ENDED AUGUST 31, 1994, AND 1993

    Revenue for the year ended August 31, 1994 was $563.4 million, an increase of $20.7 million from 1993. Revenue from total sugar sales increased 6.0%, reflecting an 8.3% increase in hundredweight sold partially offset by a 2.2% decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 12.1% due to a 12.8% decrease in the volume of pulp sold partially offset by an 0.8% increase in the average selling price per ton. Revenue from molasses sales decreased 45.5% due to a 53.6% decrease in the volume of molasses sold partially offset by a 17.4% increase in the average selling price per ton. The large decrease in molasses volume was due primarily to the reprocessing of molasses into refined sugar through the desugarization process. Revenue from beet seed sales was up 7.3% primarily due to increased sales volume.

    Cost of product sold, exclusive of payments for sugarbeets, increased $48.6 million from $123.0 million in 1993, to $169.1 million in 1994. This was primarily due to changes in product inventory levels between 1994 and 1993, which impacted the cost of product sold unfavorably by $37.7 million. Also, contributing to this variance was increased depreciation and process costs associated with the desugarization process and higher costs for purchased sugar due to increased sales volume.

    Selling, general and administrative expenses increased $4.5 million from $109.2 million to $113.7 million. This was due primarily to higher sugar selling expenses associated with the increased volume of sugar sold partially offset by lower pulp and molasses selling expenses associated with the lower sales volumes of these products. General and administrative expenses and research expenses decreased 19.8% due primarily to lower personnel costs in 1994 and reorganization costs incurred in 1993.

    Interest expense increased $700,000 from $7.2 million in 1993, to $7.9 million in 1994. This resulted from a higher 1994 average borrowing level for long-term debt partially offset by lower average interest rates for long-term debt and lower average borrowings for short-term debt.

    Non-member business activities resulted in a loss of $544,000 in 1994 and a loss of $77,000 in 1993.

    Unit retains of $19.3 million and $20.2 million were withheld from members in 1994 and 1993, respectively. The unit retain per-ton-purchased was $3.00 in 1994 and 1993.

    Payments to members for sugarbeets decreased by $28.7 million from $284.1 million in 1993, to $255.4 million in 1994 due primarily to a decrease in tons harvested and the lower sugar content of the 1993 crop.

1996 CROP AND ESTIMATED FISCAL YEAR 1997 INFORMATION

    As noted in the "Growers Contracts" subsection of the "Description of Business", the agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in four installments throughout the year after harvest of the applicable sugarbeet crop. As only the final payment is made after the close of the fiscal year in question, the first three payments to members for their sugarbeets are, of necessity, based upon the Company's then-current estimates of the Net Beet Payment arising from the processing of the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1996 sugarbeet crop. There can be no assurance that such estimates will prove accurate; in addition, the Company believes that the estimates set froth in this section will be subject to change as a result of factors beyond the control of the Company. As indicated above, the Company will prepare new, then-current estimates in connection with the payment to the members of the second and third installments of the Net Beet Payment. (Those installments are expected to be made to the members with respect to the 1996 sugarbeet crop on or about March 31, 1997 and September 30, 1997, respectively.)

    The recently completed harvest of the sugarbeet crop grown during 1996 produced a total of 8.3 million tons of sugarbeets, or approximately 18.1 tons of sugarbeets per acre from roughly 459,000 acres. That production exceeded 16.8 tons per acre, which is the ten-year average of tons per acre for the years from 1986 through 1995. The sugar content of the 1996 crop is 17.34%, in comparison to a ten year average for the applicable period of approximately 17.5%. The Company expects to produce a total of roughly 21.9 million hundredweight of sugar from the 1996 sugarbeet crop, representing an estimated increase of approximately 2,000,000 hundredweight of sugar in comparison to the 1995 sugarbeet crop. Such sugar production provides a total sugar recovery of approximately 273 pounds of sugar for each ton of sugarbeets harvested by the Company.

    Based on marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $24.30 per hundredweight, an increase of nearly $1.00 from the ten year average of $23.36. The effect of the estimated net selling price, when combined with the Company's anticipated recovery of sugar from each ton of sugarbeets, results in expected sugar revenue per ton of sugarbeets in an amount equal to $64.03 per ton.

    To the revenue from the Company's sales of sugar must be added revenue produced by the agri-products: molasses, beet pulp and Concentrated Separated By-product. As the Company's estimates of the net selling prices for the agri-products are greater than the net selling prices for such products produced from the 1995 crop, the Company anticipates obtaining additional revenue of $6.99 per ton of sugarbeets.

    From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company's operating costs, which are currently estimated to be $26.18 per ton. The deduction of those operating costs results in an estimated gross beet payment of $44.84 per ton of sugarbeets. With the subsequent deduction of a hauling allowance of $0.84 per ton and anticipated unit retains of $2.00 per ton for the fiscal year ending on August 31, 1997, the Company's current estimated Net Beet Payment is $42.00 per ton of sugarbeets. If successful in achieving the estimated results, the Company's Net Beet Payment will exceed the ten year average Net Beet Payment by roughly $2.70 per ton.

THE COMPANY'S CURRENT STRATEGIC PLAN

    The Company's Board of Directors and management have been involved in a continuing process of reviewing the Company's current business and plans for the future. In considering the Company's future activities, the Company's Board of Directors and management have focused on possible scenarios in which the marketplace might present a future environment in which prices for the Company's products remain relatively stable while the Company's costs might increase at roughly the rate of inflation. In order to prevent the possible negative impact if such a scenario were to arise, the Company's Board of Directors and management have identified four key strategies which the Company intends to pursue. First, the Company believes that it would be in the best interest of the Company to increase its market share. Second, the Company believes it appropriate to optimize the selling price for its products while, third, maintaining its current low cost producer status by further reducing costs. Finally, the Company will seek to continue its efforts to diversify its business.

    With respect to increasing the Company's share of the domestic market for sugar, the Company believes that it could sell more product if it could produce the additional sugar. However, including the sugarbeet production represented by the shares of Preferred Stock to be sold in the offering described in this prospectus, the Company's facilities will be near their current production capacity. Instead of investing the substantial sums necessary to build another sugarbeet processing facility, the Company's management proposes to increase the Company's capacity to process sugarbeets through sequential increases in processing capacity at some of the Company's current facilities over the course of the next ten years. The Company believes that adopting such a procedure will allow the Company to complete an appropriate course of expansion without being exposed to excessive debt or financing risk and while still allowing the Company to retain the flexibility to reconsider the decision with respect to each incremental increase in production capacity immediately prior to engaging in that activity. The Company also believes that it may be possible for the Company to increase its market share through acquisitions of or joint ventures with other sugar producers. The Company will consider each such transaction if and when such opportunities arise.

    In order to obtain the best selling price for its products, the Company intends to focus on sales and marketing strategies which allow the Company to provide its customers with an appropriate mixture of the Company's products. For example, once the ProGold corn sweetener plant begins operations, the Company will seek opportunities to sell both sugar and sweetener products to the same customers. The Company also believes that additional storage capacity will allow the Company additional flexibility in managing its inventory and sales and marketing strategies.

    To pursue the goal of maintaining and improving upon its current status as a low cost producer, the Company intends to focus on working with its members to increase the productivity of the members' sugarbeet farming operations. In addition, the Company plans to focus on cost reduction at the factory level. At the member level, the Company expects to focus on, among others, programs for nitrogen management and new seed varieties. At the factory level, the Company intends to pursue expansion of the Company's molasses desugarization capabilities and on-going maintenance and improvement related to, for example, diffuser replacement at the East Grand Forks, Crookston and Moorhead factories.

    Finally, the Company will continue to pursue opportunities to diversify the Company's business in the best interest of the Company and its members. Such efforts are expected to include a continuation of the Company's involvement with ProGold LLC and careful consideration of such other opportunities as may arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

AMERICAN CRYSTAL SUGAR COMPANY

  FINANCIAL STATEMENTS:

    Report of Independent Auditors........................................   F-3

    Balance Sheets as of August 31, 1996, and 1995........................   F-4

    Statements of Operations for the Years Ended August 31, 1996, 1995,
     and 1994.............................................................   F-6

    Statements of Changes in Members' Investment for the Years Ended
     August 31, 1996, 1995, and 1994......................................   F-7

    Statement of Cash Flows for the Years Ended August 31, 1996, 1995, and
     1994.................................................................   F-8

    Notes to Consolidated Financial Statements............................   F-9

                 (This page has been left blank intentionally.)

                          INDEPENDENT AUDITORS' REPORT

To the Members of American Crystal Sugar Company,
Moorhead, Minnesota

    We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota agricultural cooperative corporation) as of August 31, 1996, and 1995, and the related statements of operations, changes in members' investments and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the American Crystal Sugar Company as of August 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

    As described in Note 1 to the financial statements, the company changed its method of depreciating certain classes of property and equipment in 1996.

/s/ Eide Helmeke PLLP

Eide Helmeke PLLP
October 8, 1996
Fargo, North Dakota

                         AMERICAN CRYSTAL SUGAR COMPANY

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                 AUGUST 31
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Current Assets:
  Cash and Cash Equivalents.............................................................  $     3,807  $     3,420
  Receivables:
  Trade.................................................................................       50,915       48,113
  Members...............................................................................        3,845        4,207
  Other.................................................................................        1,399        5,194
Advances to Related Parties.............................................................       10,308        6,091
Inventories.............................................................................       72,677      103,291
Prepaid Expenses........................................................................        3,088        3,825
                                                                                          -----------  -----------
Total Current Assets....................................................................      146,039      174,141
                                                                                          -----------  -----------
Property and Equipment:
  Land..................................................................................       12,059       11,876
  Buildings and Equipment...............................................................      572,446      535,587
  Construction in Progress..............................................................       41,098       36,934
  Less Accumulated Depreciation.........................................................     (391,665)    (373,709)
                                                                                          -----------  -----------
Net Property and Equipment..............................................................      233,938      210,688
                                                                                          -----------  -----------
Other Assets:
  Investments in Banks for Cooperatives.................................................       15,177       13,932
  Investments in Marketing Cooperatives.................................................       15,468        5,545
  Investments in ProGold Limited Liability Company......................................       51,330       12,452
  Other Assets..........................................................................        3,184        4,132
                                                                                          -----------  -----------
Total Other Assets......................................................................       85,159       36,061
                                                                                          -----------  -----------
Total Assets............................................................................  $   465,136  $   420,890
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY

                                 BALANCE SHEETS

                      LIABILITIES AND MEMBERS' INVESTMENTS

                                                                                                  AUGUST 31
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Current Liabilities:
  Short-Term Debt.........................................................................  $   13,643  $   53,932
  Current Maturities of Long-Term Debt....................................................      13,525      12,115
  Accounts Payable........................................................................      24,550      25,893
  Other Current Liabilities...............................................................      15,132      13,918
  Amounts Due Members.....................................................................      47,118      40,237
                                                                                            ----------  ----------
Total Current Liabilities.................................................................     113,968     146,095
Long-Term Debt, Net of Current Maturities.................................................     177,394     106,914
Deferred Income Taxes.....................................................................      --           1,029
Other Liabilities.........................................................................      21,638      24,805
                                                                                            ----------  ----------
Total Liabilities.........................................................................     313,000     278,843
                                                                                            ----------  ----------

Members' Investments:
  Preferred Stock.........................................................................      31,879      31,879
  Common Stock............................................................................          24          23
  Additional Paid-in Capital..............................................................      33,041      32,417
  Unit Retains............................................................................      97,191      88,487
  Pension Liability Adjustment............................................................      (4,518)     (5,674)
  Retained Earnings.......................................................................      (5,481)     (5,085)
                                                                                            ----------  ----------
Total Members' Investments................................................................     152,136     142,047
                                                                                            ----------  ----------
Total Liabilities and Members' Investments................................................  $  465,136  $  420,890
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                   FOR THE YEARS ENDED AUGUST 31
                                                                                 ----------------------------------
                                                                                    1996        1995        1994
                                                                                 ----------  ----------  ----------
Net Revenue....................................................................  $  688,012  $  605,960  $  563,420
Cost of Product Sold, Excluding Payments to Members for Sugarbeets.............     216,229     143,652     169,112
                                                                                 ----------  ----------  ----------
Gross Proceeds.................................................................     471,783     462,308     394,308
Selling, General and Administrative Expenses...................................     155,188     132,752     113,679
                                                                                 ----------  ----------  ----------
Operating Proceeds.............................................................     316,595     329,556     280,629
                                                                                 ----------  ----------  ----------
Other Income (Expense):
  Interest Income..............................................................         485         281         641
  Other Income.................................................................       4,200       1,934       2,081
  Interest Expense, Net........................................................     (11,252)    (14,532)     (7,859)
  Other Expenses...............................................................        (371)       (612)     (1,419)
                                                                                 ----------  ----------  ----------
Total Other Income (Expense)...................................................      (6,938)    (12,929)     (6,556)
                                                                                 ----------  ----------  ----------
Proceeds Before Income Taxes...................................................     309,657     316,627     274,073
Income Tax Benefit/(Expense)...................................................         549       3,922        (288)
                                                                                 ----------  ----------  ----------
Net Proceeds Before Cumulative Effect of Changes in Accounting Principle.......     310,206     320,549     273,785
Cumulative Effect of Changes in Accounting Principle...........................      --          --         (12,214)
                                                                                 ----------  ----------  ----------
Net Proceeds Resulting from Member and Non-Member Business.....................  $  310,206  $  320,549  $  261,571
                                                                                 ----------  ----------  ----------
                                                                                 ----------  ----------  ----------
Distribution of Net Proceeds:
  Credited (Charged) to Members' Investments:
    Member Tax Accounting Adjustment, Net......................................  $   --      $   (5,621) $  (12,585)
    Non-Member Business (Loss).................................................        (396)        (15)       (544)
    Unit Retains Declared to Members...........................................      16,040      16,648      19,328
                                                                                 ----------  ----------  ----------
Net Credit to Members' Investments.............................................      15,644      11,012       6,199
Payments to Members for Sugarbeets, Net of Unit Retains Declared...............     294,562     309,537     255,372
                                                                                 ----------  ----------  ----------
Total..........................................................................  $  310,206  $  320,549  $  261,571
                                                                                 ----------  ----------  ----------
                                                                                 ----------  ----------  ----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY

                 STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS

                                 (IN THOUSANDS)

                                                                               ADDITIONAL                        PENSION
                                                PREFERRED                        PAID-IN          UNIT          LIABILITY
                                                  STOCK       COMMON STOCK       CAPITAL         RETAINS       ADJUSTMENT
                                              -------------   -------------   -------------   -------------   -------------
BALANCE, AUGUST 31, 1993....................  $     30,429    $         21    $      5,558    $     71,076    $       (651)
  Member Tax Accounting Adjustment, Net.....       --              --              --              --              --
  Non-Member Business (Loss)................       --              --              --              --              --
  Unit Retains Withheld from Members
    ($3.00/Ton).............................       --              --              --               19,328         --
  Payments to Estates and Disabled
    Individuals.............................       --              --              --                 (552)        --
  Payments of 1986 Crop Unit Retains to
    Members.................................       --              --              --               (8,419)        --
  Pension Liability Adjustment..............       --              --              --              --               (1,735)
  Common Stock Issued/(Redeemed), Net.......       --                    3         --              --              --
                                              -------------            ---    -------------   -------------   -------------
BALANCE, AUGUST 31, 1994....................  $     30,429    $         24    $      5,558    $     81,433    $     (2,386)
                                              -------------            ---    -------------   -------------   -------------
  Member Tax Accounting Adjustment, Net.....       --              --              --              --              --
  Non-Member Business (Loss)................       --              --              --              --              --
  Unit Retains Withheld from Members
    ($2.00/Ton).............................       --              --              --               16,648         --
  Payments to Estates and Disabled
    Individuals.............................       --              --              --                 (374)        --
  Payments of 1987 Crop Unit Retains to
    Members.................................       --              --              --               (9,220)        --
  Contributed Capital of Investee...........       --              --                  460         --              --
  Pension Liability Adjustment..............       --              --              --              --               (3,288)
  Stock Issued/(Redeemed), Net..............         1,450              (1)         26,399         --              --
                                              -------------            ---    -------------   -------------   -------------
BALANCE, AUGUST 31, 1995....................  $     31,879    $         23    $     32,417    $     88,487    $     (5,674)
                                              -------------            ---    -------------   -------------   -------------
  Member Tax Accounting Adjustment, Net.....       --              --              --              --              --
  Non-Member Business (Loss)................       --              --              --              --              --
  Unit Retains Withheld from Members
    ($2.00/Ton).............................       --              --              --               16,040         --
  Payments to Estates and Disabled
    Individuals.............................       --              --              --                 (296)        --
  Payments of 1988 Crop Unit Retains to
    Members.................................       --              --              --               (7,040)        --
  Contributed Capital of Investee...........       --              --                  624         --              --
  Pension Liability Adjustment..............       --              --              --              --                1,156
  Stock Issued/(Redeemed), Net..............       --                    1         --              --              --
                                              -------------            ---    -------------   -------------   -------------
BALANCE, AUGUST 31, 1996....................  $     31,879    $         24    $     33,041    $     97,191    $     (4,518)
                                              -------------            ---    -------------   -------------   -------------
                                              -------------            ---    -------------   -------------   -------------


                                                RETAINED
                                                EARNINGS          TOTAL
                                              -------------   -------------
BALANCE, AUGUST 31, 1993....................  $     13,680    $     120,113
  Member Tax Accounting Adjustment, Net.....       (12,585)         (12,585)
  Non-Member Business (Loss)................          (544)            (544)
  Unit Retains Withheld from Members
    ($3.00/Ton).............................       --                19,328
  Payments to Estates and Disabled
    Individuals.............................       --                  (552)
  Payments of 1986 Crop Unit Retains to
    Members.................................       --                (8,419)
  Pension Liability Adjustment..............       --                (1,735)
  Common Stock Issued/(Redeemed), Net.......       --                     3
                                              -------------   -------------
BALANCE, AUGUST 31, 1994....................  $        551    $     115,609
                                              -------------   -------------
  Member Tax Accounting Adjustment, Net.....        (5,621)          (5,621)
  Non-Member Business (Loss)................           (15)             (15)
  Unit Retains Withheld from Members
    ($2.00/Ton).............................       --                16,648
  Payments to Estates and Disabled
    Individuals.............................       --                  (374)
  Payments of 1987 Crop Unit Retains to
    Members.................................       --                (9,220)
  Contributed Capital of Investee...........       --                   460
  Pension Liability Adjustment..............       --                (3,288)
  Stock Issued/(Redeemed), Net..............       --                27,848
                                              -------------   -------------
BALANCE, AUGUST 31, 1995....................  $     (5,085)   $     142,047
                                              -------------   -------------
  Member Tax Accounting Adjustment, Net.....       --              --
  Non-Member Business (Loss)................          (396)            (396)
  Unit Retains Withheld from Members
    ($2.00/Ton).............................       --                16,040
  Payments to Estates and Disabled
    Individuals.............................       --                  (296)
  Payments of 1988 Crop Unit Retains to
    Members.................................       --                (7,040)
  Contributed Capital of Investee...........       --                   624
  Pension Liability Adjustment..............       --                 1,156
  Stock Issued/(Redeemed), Net..............       --                     1
                                              -------------   -------------
BALANCE, AUGUST 31, 1996....................  $     (5,481)   $     152,136
                                              -------------   -------------
                                              -------------   -------------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY

                            STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 FOR THE YEARS ENDED AUGUST 31
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
Cash Provided By (Used In) Operations:
  Net Proceeds Resulting from Member and Non-Member Business...............  $   310,206  $   320,549  $   261,571
  Payments to Members for Sugarbeets, Net of Unit Retains..................     (294,562)    (309,537)    (255,372)
Add (Deduct) Non-Cash Items:
  Depreciation and Amortization............................................       20,314       28,174       25,117
  Deferred Income Taxes....................................................       (1,216)      (3,629)         175
  Loss on the Disposition of Property and Equipment........................          230           50           48
  Non-Cash Portion of Patronage Dividend from the Banks for Cooperatives...       (1,404)      (1,653)      (1,111)
  Deferred Gain Recognition................................................         (223)        (223)        (149)

Changes in Certain Elements of Working Capital:
  Accounts Receivable:
    Trade..................................................................       (2,802)     (14,120)      (1,261)
    Members................................................................          362            8         (231)
    Other..................................................................        3,795       (2,827)        (579)
  Inventories..............................................................       30,614      (49,511)      16,243
  Prepaid Expenses.........................................................          737        1,727          540
  Advances to Related Parties..............................................       (4,217)      (1,898)       3,073
  Accounts Payable.........................................................       (1,343)       9,831       (2,758)
  Other Current Liabilities................................................        1,214          525        1,675
  Amount Due Members.......................................................        6,881       (3,658)        (232)
                                                                             -----------  -----------  -----------
Net Cash (Used)/Provided By Operations.....................................       68,586      (26,192)      46,749
                                                                             -----------  -----------  -----------

Cash Provided By (Used In) Investing Activities:
  Purchases of Property and Equipment......................................      (43,549)     (48,636)     (50,015)
  Proceeds from the Sale of Property and Equipment.........................          151          191          135
  Investment in Banks for Cooperatives.....................................          159          770        1,178
  Investments in Marketing Cooperatives....................................       (9,700)      (4,482)        (405)
  Investment in ProGold Limited Liability Company..........................      (38,878)     (12,262)        (190)
  Changes in Other Assets..................................................         (271)         178         (449)
                                                                             -----------  -----------  -----------
Net Cash Used in Investing Activities......................................      (92,088)     (64,241)     (49,746)
                                                                             -----------  -----------  -----------

Cash Provided By (Used In) Financing Activities:
  Net Proceeds (Payments) on Short-Term Debt...............................      (40,289)      53,932       (4,568)
  Proceeds from Long-Term Debt.............................................       85,000       20,300       30,100
  Long-Term Debt Repayment.................................................      (13,115)     (17,110)     (12,310)
  Payment of Unit Retains..................................................       (7,336)      (9,594)      (8,971)
  Changes in Preferred Stock...............................................      --             1,450      --
  Changes in Common Stock..................................................            1            1            3
  Changes in Additional Paid-In Capital....................................          623       26,859      --
  Changes in Other Long-Term Liabilities...................................         (995)       3,601       10,734
                                                                             -----------  -----------  -----------
Net Cash Provided by Financing Activities..................................       23,889       79,439       14,988
                                                                             -----------  -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents...........................          387      (10,994)      11,991
Cash and Cash Equivalents, Beginning of Period.............................        3,420       14,414        2,423
                                                                             -----------  -----------  -----------
Cash and Cash Equivalents, End of Period...................................  $     3,807  $     3,420  $    14,414
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY

                       NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

    American Crystal Sugar Company (American Crystal) is a Minnesota agricultural cooperative corporation, which processes and markets sugar and sugar beet pulp, molasses and seed. Business done with its shareholders (members) constitutes "patronage business" as defined by the Internal Revenue Code and the net proceeds therefrom are credited to members' investments in the form of unit retains or distributed to members in the form of payments for sugar beets. Members are paid the net amounts realized from the current year's production less member operating costs determined on a book basis.

    On April 26, 1995, the Company's shareholders amended the Bylaws of the Company and the Grower Agreement between the Company and each of its shareholders. The amendment changed the method by which the grower beet payment is determined. Previously, the grower beet payment was on the basis of the Company's taxable income. Effective with the fiscal year beginning September 1, 1995, the grower beet payment is calculated on the basis of the Company's book income as reported in its financial statements.

CASH AND CASH EQUIVALENTS

    American Crystal considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. American Crystal places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the applicable insurance limit.

RECEIVABLES

    American Crystal grants credit, individually and through its marketing cooperatives, to its customers which are primarily companies in the food processing industry located throughout the United States. Ongoing credit evaluations of customers' financial condition are performed and the Company maintains a reserve for potential credit losses. American Crystal does not believe it is dependent upon one or a few customers.

INVENTORIES

    Sugar, pulp and molasses inventories are valued at estimated net realizable value. Maintenance parts and supplies and beet seed inventories are valued at the lower of average cost or market.

ACCOUNTING ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, EQUIPMENT AND DEPRECIATION

    Property and equipment are recorded at cost. Indirect costs and construction period interest are capitalized as a component of the cost of qualified assets. Property and equipment are depreciated for financial reporting purposes principally using straight line methods with estimated useful lives ranging from 3 to 45 years. Statutory lives and methods are used for income tax reporting purposes.

                         AMERICAN CRYSTAL SUGAR COMPANY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Property and equipment acquired prior to September 1, 1995, was depreciated for financial statement purposes, principally using declining balance methods with estimated useful lives ranging from 3 to 45 years. Effective September 1, 1995, property and equipment was depreciated using the straight-line method. The straight-line method of depreciation was adopted during fiscal 1996 to more accurately reflect the allocation of the cost of the property and equipment in the proper period and to conform with general industry practice. The effect of the change was to increase net proceeds resulting from member and non-member business for the year ended August 31, 1996, by $9.7 million.

    Indirect costs capitalized were $1.0 million, $845,000 and $1.1 million in 1996, 1995 and 1994, respectively. Construction-period interest capitalized was $3.8 million, $1.5 million and $1.4 million in 1996, 1995 and 1994, respectively.

INVESTMENTS

    Investments in the Banks for Cooperatives are stated at cost plus unredeemed patronage refunds received or estimated to be received in the form of capital stock. Investments in Marketing Cooperatives and ProGold Limited Liability Company (ProGold) are accounted for using the equity method.

MEMBERS' INVESTMENTS

    PREFERRED AND COMMON STOCK--The ownership of common and preferred stock is restricted to a "farm operator" as defined by the bylaws of American Crystal. Each "farm operator" may own only one share of common stock and is entitled to one vote in the affairs of American Crystal. Each "farm operator" is entitled to grow a specified number of acres of sugar beets in proportion to the shares of preferred stock owned. The preferred shares are non-voting. All transfers of stock must be approved by American Crystal's board of directors and any shareholder desiring to sell stock must first offer it to American Crystal for repurchase at its par value. American Crystal has never exercised this repurchase option. The bylaws do not allow dividends to be paid on either the common or preferred stock. The articles of incorporation of the Company were amended to allow recapitalization of the Company to authorize the issuance of 600,000 shares of preferred stock with a par value of $76.77. As part of that recapitalization, each share of preferred stock was changed and reclassified into 65/100 (.65) of one share of preferred stock, with par value of $76.77 per share.

                                                                                      SHARES
                                                                        SHARES       ISSUED &
                                                          PAR VALUE   AUTHORIZED    OUTSTANDING
                                                         -----------  -----------  -------------
Preferred Stock:
  August 31, 1996......................................   $   76.77      600,000       415,255
  August 31, 1995......................................       76.77      600,000       415,255
  August 31, 1994......................................       50.00      700,000       608,582
Common Stock:
  August 31, 1996......................................   $   10.00        4,000         2,441
  August 31, 1995......................................       10.00        4,000         2,343
  August 31, 1994......................................       10.00        4,000         2,363

    UNIT RETAINS--The bylaws authorize American Crystal's board of directors to require additional direct capital investments by members in the form of a variable unit retain of up to a maximum of 10% of the weighted average gross per-ton beet payment.

                         AMERICAN CRYSTAL SUGAR COMPANY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    RETAINED EARNINGS--Retained earnings represent the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes from the years prior to 1996. The non-member net loss was $396,000, $15,000 and $544,000 in 1996, 1995 and 1994, respectively.

    Subsequent to year-end, American Crystal filed a registration statement with the Securities and Exchange Commission relating to the issuance of up to 21,729 shares.

INTEREST EXPENSE, NET

    American Crystal earns patronage dividends from the Banks for Cooperatives based on American Crystal's share of the net interest income earned by the banks. These patronage dividends are applied against interest expense.

INCOME TAXES

    American Crystal is a non-exempt cooperative for federal income tax purposes. As such, American Crystal is subject to corporate income taxes on its net income from non-member sources. The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting. Deferred income taxes are provided for timing differences between financial and income tax reporting. The Company has a $962,000 deferred income tax asset balance attributable to alternative minimum tax credits and non-member net operating losses, resulting in a $549,000 income tax benefit in the current year.

    Examinations of the Company's federal income tax returns for the years ended on or before August 31, 1992, were conducted by the Internal Revenue Service
(IRS) in prior years. Statutory notices of deficiency had been issued by the IRS, proposing additional income taxes of $5.4 million, plus accrued interest. Petitions were filed with the Tax Court to contest the proposed increase in income taxes. During the year ended August 31, 1996, issues involving $4.4 million of proposed taxes were resolved in favor of American Crystal. A tax payment of $642,000, plus interest of $695,000, was made with respect to issues conceded by American Crystal. The issues involved with the remaining proposed deficiency of $440,000 are still awaiting trial in the Tax Court. At this time, it is not possible to determine the additional taxes and interest, if any, that may become due upon the resolution of the remaining contested matters. The eventual resolution of these income tax matters, will not have a material effect on these financial statements.

    Net income tax payments (refunds) for the years ended August 31, 1996, 1995, and 1994 were $(139,000), $183,000 and $63,000, respectively.

(2) INVENTORIES:

    The major components of inventories are as follows:

                                                                                  1996        1995
                                                                                ---------  ----------
                                                                                     (DOLLARS IN
                                                                                     THOUSANDS)
Refined Sugar, Pulp, Molasses and Beet Seed...................................  $  46,155  $   78,440
Maintenance Parts and Supplies................................................     26,522      24,851
                                                                                ---------  ----------
Total Inventories.............................................................  $  72,677  $  103,291
                                                                                ---------  ----------
                                                                                ---------  ----------

                         AMERICAN CRYSTAL SUGAR COMPANY

(3) INVESTMENT IN MARKETING COOPERATIVES:

    As of January 1, 1994, American Crystal entered into a marketing agreement with United Sugars Corporation (United), whereby United will market the cooperative's production of sugar. The amount of the investment is accounted for using the equity method. American Crystal's investment in United was comprised of contributed assets with a net book value of $1.7 million and transferred liabilities of $1.1 million. Upon transfer, certain assets were revalued based on appraisals that increased the value of those assets by $4.2 million. This increased value was recorded by United as a capital contribution from American Crystal. American Crystal has recorded this $4.2 million as a deferred gain, net of deferred income taxes, and will amortize it over a period of 31 years. The investment in United is reported net of the unamortized deferred gain. During 1996, American Crystal invested an additional $10.0 million in United. This investment was associated with the funding of United's current capital projects. All sugar produced is sold by United as an agent for American Crystal. As of August 31, 1996, American Crystal has a 71% ownership interest in United, however, American Crystal has only one-third voting rights. The amount of sales and related costs to be recognized by each owner is allocated based on their pro rata share of production for the year. The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United. During the year ended August 31, 1996 and 1995, American Crystal advanced United $66.8 million and $59.5 million, respectively. American Crystal had net advances to United of $7.1 million and $6.6 million as of August 31, 1996 and 1995, respectively. American Crystal provides administrative services for United and is reimbursed for costs incurred. American Crystal was reimbursed $708,000and $655,000 for services provided during 1996 amd 1995, respectively.

    American Crystal has a one-third ownership interest in Midwest Agri-Commodities Company (Midwest). The amount of the investment is accounted for using the equity method. All beet pulp and molasses produced is sold by Midwest as an agent for American Crystal. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. American Crystal advanced Midwest $41.2 million, and $34.4 million, during the years ended August 31, 1996, and 1995, respectively. American Crystal had outstanding advances to Midwest of $3.2 million, and ($545,000) as of August 31, 1996, and 1995, respectively. The owners are guarantors of the short-term line of credit Midwest has with the St. Paul Bank for Cooperatives (Bank). As of August 31, 1996 Midwest had outstanding short-term debt with the Bank of $1.7 million, of which $1.4 million was guaranteed by American Crystal.

(4) PROGOLD LIMITED LIABILITY COMPANY

    American Crystal has a 46% ownership interest in ProGold Limited Liability Company. ProGold Limited Liability Company was formed to construct and operate a corn wet milling plant, which intends to produce high-fructose corn syrup sweetener. Construction of the plant began in May, 1995, with the anticipated start-up set for the Fall of 1996. Following is summary financial information for ProGold Limited Liability Company.

                         AMERICAN CRYSTAL SUGAR COMPANY

(4) PROGOLD LIMITED LIABILITY COMPANY (CONTINUED)
SUMMARY INFORMATION (IN THOUSANDS)

                                                                            1996       1995
                                                                         ----------  ---------
Current Assets.........................................................  $    1,222  $  12,608
Fixed Assets...........................................................     194,916     36,090
Other Assets...........................................................       5,026        388
                                                                         ----------  ---------
    Total Assets.......................................................  $  201,164  $  49,086
                                                                         ----------  ---------
                                                                         ----------  ---------
Current Liabilities....................................................  $   24,268  $  11,050
Long-Term Liabilities..................................................      71,962     --
                                                                         ----------  ---------
    Total Liabilities..................................................      96,230     11,050
Equity.................................................................     104,934     38,036
                                                                         ----------  ---------
Total Liabilities and Equity...........................................  $  201,164  $  49,086
                                                                         ----------  ---------
                                                                         ----------  ---------
Sales Revenue..........................................................  $   --      $  --
Cost of Sales..........................................................      --         --
                                                                         ----------  ---------
Gross Margins..........................................................      --         --
Other Income...........................................................         482        381
Expenses...............................................................      (1,228)    (1,099)
                                                                         ----------  ---------
Net (Loss).............................................................  $     (746) $    (718)
                                                                         ----------  ---------
                                                                         ----------  ---------

(5) LONG-TERM AND SHORT-TERM DEBT:

    The long-term debt outstanding as of August 31, 1996 and 1995, is summarized below:

                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Term Loans from the St. Paul Bank for Cooperatives, Due in Varying Amounts
  Through 2008, Interest at 6.07% to 9.2%, with First Lien on Substantially all
  Property and Equipment........................................................  $  168,800  $   94,900
Term Loans from the First Bank, Minneapolis, Due in Equal Amounts Through 2002,
  Interest at 7.60% to 8.25%, unsecured.........................................       6,000       7,000
Term Loan from the Bank of North Dakota Due in Equal Amounts Through 2009, with
  Interest at 6.34%, unsecured..................................................      10,400      11,200
Pollution Control and Industrial Development Revenue Bonds, Due in Varying
  Amounts Through 2018, Interest at 6.00% to 8.00%..............................       5,719       5,929
                                                                                  ----------  ----------
                                                                                     190,919     119,029
  Less Current Maturities.......................................................     (13,525)    (12,115)
                                                                                  ----------  ----------
    Total Long-Term Debt........................................................  $  177,394  $  106,914
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                         AMERICAN CRYSTAL SUGAR COMPANY

(5) LONG-TERM AND SHORT-TERM DEBT: (CONTINUED)
    Aggregate maturities of long-term debt are as follows (in thousands):

1997......................................................  $  13,525
1998......................................................     14,300
1999......................................................     14,300
2000......................................................     14,415
2001......................................................     14,425
Thereafter................................................    119,954
                                                            ---------
    Total.................................................  $ 190,919
                                                            ---------
                                                            ---------

    There is no unused term loan line of credit with the St. Paul Bank for Cooperatives.

    During the year ended August 31, 1996, American Crystal borrowed from the St. Paul Bank for Cooperatives, the Commodity Credit Corporation and issued commercial paper to meet its short-term borrowing requirements. American Crystal had outstanding short-term debt with the St. Paul Bank for Cooperatives of $5 million and with the Commodity Credit Corporation of $8.6 million as of August 31, 1996. During the year ended August 31, 1996, American Crystal had available short-term lines of credit totaling $220 million.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1996 and 1995, follow:

                                                               1996        1995
                                                            ----------  ----------
                                                             (IN THOUSANDS EXCEPT
                                                               INTEREST RATES)
Maximum Borrowings........................................  $  190,798  $  189,200
                                                            ----------  ----------
                                                            ----------  ----------
Average Borrowing Levels..................................  $  118,481  $  101,500
                                                            ----------  ----------
                                                            ----------  ----------
Average Interest Rates....................................        5.77%        6.8%

    The terms of the loan agreements with the St. Paul Bank for Cooperatives contain certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members' investments; ratio of short-term debt balances to working capital; level of term debt to net funds generated; and investment in bank stock in amounts prescribed by the bank. As of August 31, 1996, American Crystal was in compliance with the terms of the loan agreements, or had obtained applicable waivers.

    Interest paid was $16.1 million, $16.8 million and $10.3 million for the years ended August 31, 1996, 1995 and 1994 respectively. Interest capitalized was $3.8 million, $1.5 million and $1.4 million for the years ended August 31, 1996, 1995 and 1994, respectively.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of financial instruments is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                         AMERICAN CRYSTAL SUGAR COMPANY

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)
    The estimated fair values of the Company's financial instruments as of August 31, 1996 and 1995, are as follows:

    LONG-TERM DEBT--Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value.

    INVESTMENTS IN BANKS FOR COOPERATIVES, INVESTMENTS IN MARKETING COOPERATIVES, AND INVESTMENT IN PROGOLD LIMITED LIABILITY COMPANY--American Crystal believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

(7) EMPLOYEE BENEFIT PLANS:

COMPANY-SPONSORED DEFINED BENEFIT PENSION PLANS

    Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan. Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans. The plans provide for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

    The assets of the plans are held by an insurance company. American Crystal's funding policy for Plan A is to contribute the normal cost of the plan determined under the entry age normal actuarial cost method, plus amounts necessary to amortize changes over 30 years. The funding policy for Plan B is to contribute the minimum required amount determined under the frozen initial liability actuarial cost method. The actuarial assumptions are shown below:

                                                                                        1996         1995        1994
                                                                                        -----        -----     ---------
Discount Rate......................................................................         7.5%         7.5%       8.25%
Compensation Rate Increase (Plan A Only)...........................................         5.0%         5.0%        5.0%
Rate of Return.....................................................................         9.0%         9.0%        9.0%

    During 1995, the Company adopted a non-qualified Supplemental Executive Retirement Plan for a select group of management and employees. The plan is unfunded and provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

                         AMERICAN CRYSTAL SUGAR COMPANY

(7) EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The plans' status as of August 31, 1996, 1995 and 1994, is shown below:

                                                                          1996        1995       1994
                                                                       ----------  ----------  ---------
                                                                                (IN THOUSANDS)
Normal Service Cost..................................................  $    1,366  $    1,281  $   1,071
Interest Cost on Projected Benefit Obligation........................       3,718       3,388      3,050
Return on Plan Assets................................................      (7,414)     (3,458)    (1,456)
Multiple Employer Adjustment.........................................         (17)        (21)    --
Net Amortization (Deferral)..........................................       4,739         511     (1,674)
                                                                       ----------  ----------  ---------
Net Pension Expense..................................................  $    2,392  $    1,701  $     991
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
Actuarial Present Value of Benefit Obligations:
  Estimated Present Value of Vested Benefits.........................  $   44,933  $   41,855  $  30,055
  Estimated Present Value of Non-Vested Benefits.....................       3,368       2,901      3,963
                                                                       ----------  ----------  ---------
Accumulated Benefit Obligation.......................................      48,301      44,756     34,018
Value of Future Pay Increases........................................       7,239       6,086      4,108
                                                                       ----------  ----------  ---------
Projected Benefit Obligation.........................................      55,540      50,842     38,126
Estimated Market Value of Plan Assets................................      43,853      37,385     34,453
                                                                       ----------  ----------  ---------
Projected Benefit Obligation in Excess of Plan Assets................      11,687      13,457      3,673
Unrecognized Net Costs...............................................     (14,407)    (17,262)    (8,004)
Unrecognized Net Assets..............................................       2,049       2,345      2,604
Minimum Pension Liability Adjustment.................................       6,872       9,043      2,858
                                                                       ----------  ----------  ---------
Net Pension Liability................................................  $    6,201  $    7,583  $   1,131
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    As required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," American Crystal has recognized, as of August 31, 1996, a minimum pension liability of $6.9 million, an intangible pension asset of $2.4 million and a direct equity reduction of $4.5 million.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

    During 1994, American Crystal adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The standards changed the method of accounting for the postretirement and postemployment benefits from a cash basis to the accrual basis. The result of these changes in accounting principle resulted in a reduction of net proceeds resulting from member and non-member business of $13.3 million in 1994. Prior fiscal years were not restated and the cumulative effect of the change on periods prior to the year ended August 31, 1994, totaling $12.2 million was charged, net of tax, against 1994 net proceeds resulting from member and non-member business. The change had no effect on the growers' 1994, 1995 or 1996 net beet payments.

    American Crystal Sugar Company has a medical plan and a Medicare supplement plan which are available to substantially all American Crystal retirees. American Crystal also has a medical plan that covers disabled employees who have not attained retirement age. The cost of this program is paid by the company.

                         AMERICAN CRYSTAL SUGAR COMPANY

(7) EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The rates used in determining the actuarial present value of the accumulated other postretirement and postemployment benefit (OPEB) obligations are in the following table:

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Discount Rate................................................     7.5%        7.5%      8.0%
Increase in Future Health Cost...............................     9.75%      10.5%     11.25%
Health Care Trend Rate.......................................     5.5%        5.5%      6.0%

    The components of accumulated OPEB obligations and the periodic OPEB cost are set forth in the following table. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $271,000 in 1996, and the actuarial present value of accumulated OPEB obligations at August 31, 1996, would have increased approximately $1.9 million.

                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Actuarial Present Value of Accumulated OPEB Obligations
  Retiree Benefits.....................................................  $   3,552  $   3,261  $   3,509
  Other Fully Eligible Active Plan Participants........................      2,295      1,934      1,961
  Other Active Plan Participants.......................................      7,186      5,292      5,579
                                                                         ---------  ---------  ---------
Present Value of Accumulated OPEB Obligations..........................     13,033     10,487     11,049
  Unrecognized Net Gain from Experience Different from Actuarial
    Assumptions........................................................      1,255      2,627      1,202
                                                                         ---------  ---------  ---------
  Total Accrued OPEB Obligation........................................     14,288     13,114     12,251
  Less Current Portion.................................................        831        397        437
                                                                         ---------  ---------  ---------
    Non-Current Accrued OPEB Obligation................................  $  13,457  $  12,717  $  11,814
                                                                         ---------  ---------  ---------
Net Periodic OPEB Cost:
  Service Cost.........................................................  $     903  $     770  $     245
  Interest Cost........................................................        742        802        800
  Amortization.........................................................       (100)       (11)    --
  Transition Obligation................................................     --         --         12,214
                                                                         ---------  ---------  ---------
Net Periodic OPEB Cost.................................................  $   1,545  $   1,561  $  13,259
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

LONG-TERM INCENTIVE PLAN

    The Long-Term Incentive Plan provides deferred compensation to certain key executives of American Crystal Sugar Company effective September 1, 1995. The Plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the Plan, the value of which is related to the value of preferred shares of the Company. As of August 31, 1996, there were 234 rights issued, of which 50% were vested.

DEFINED CONTRIBUTION PLANS

    American Crystal also has qualified 401(k) plans for all eligible employees. The plans provide for immediate vesting of benefits. Participants contribute a percentage of their gross earnings each pay period as provided in the participation agreement. The Company matches the nonunion and union participants' contribution up to 4% and 1% respectively, of their gross earnings. The company's contributions to this

                         AMERICAN CRYSTAL SUGAR COMPANY

(7) EMPLOYEE BENEFIT PLANS: (CONTINUED)
plan were $936,000, $887,000 and $580,000 for the years ended August 31, 1996, 1995 and 1994, respectively.

(8) COMMITMENTS AND CONTINGENCIES:

    American Crystal had outstanding letters of credit totaling $3.9 million as of August 31, 1996.

    American Crystal is subject to various lawsuits and claims that arise in the ordinary course of its business. Management believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition.

    American Crystal is subject to extensive federal and state environmental laws and regulations with respect to water pollution, discharge permits, air pollution, noise pollution and solid waste disposal. American Crystal conducts an ongoing pollution control program designed to meet these environmental laws and regulations.

    During 1995, the United Sugars' board of directors authorized the construction of a sugar storage facility at the Crookston factory at a total estimated cost of approximately $6.5 million. American Crystal is responsible for the construction of this asset and all costs incurred are reimbursed by United Sugars. As of August 31, 1996, costs incurred related to the sugar storage facility were $4.4 million. The company was also committed to an additional $1.0 million for the sugar storage facility.

    American Crystal has outstanding commitments totaling $8.7 million as of August 31, 1996, for consulting services, equipment and construction contracts related to various capital projects.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

    The Board of Directors of the Company consists of three directors from each of the five factory districts. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve terms expiring in December of the years indicated in the table below. One director is elected each year from each factory district.

    The table below lists the current directors and directors-elect of the Company. Brief biographies for each of the directors and directors-elect are included after the table.

                                                   YEAR OF                             DIRECTOR     TERM EXPIRES
NAME AND ADDRESS                                    BIRTH        FACTORY DISTRICT        SINCE         IN DEC.
-----------------------------------------------  ------------  --------------------  -------------  -------------
Michael Astrup ................................      1953      Moorhead                  1996            1999(1)
  P.O. Box 219
  Dilworth, MN 56529

Jerry Bitker ..................................      1948      Hillsboro                 1996            1999(2)
  R.R. 1, Box 106
  Halstad, MN 56548

Paul Borgen ...................................      1947      Moorhead                  1985            1997
  R.R. 1, Box 43
  Georgetown, MN 56546

Thomas Bryl ...................................      1947      Hillsboro                 1993            1996(3)
  P.O. Box 171
  Hillsboro, ND 58045-0171

Aime J. Dufault ...............................      1954      East Grand Forks          1990            1997
  R.R. 1, Box 162
  Argyle, MN 56713

Steven M. Goodwin .............................      1958      East Grand Forks          1995            1998
  R.R. 3, Box 116
  Angus, MN 56712

Court G. Hanson ...............................      1948      Hillsboro                 1993            1998
  R.R. 2, Box 1
  Blanchard, ND 58009

Lonn M. Keil ..................................      1953      Crookston                 1994            1997
  R.R. 3, Box 71
  Crookston, MN 56716

                                                   YEAR OF                             DIRECTOR     TERM EXPIRES
NAME AND ADDRESS                                    BIRTH        FACTORY DISTRICT        SINCE         IN DEC.
-----------------------------------------------  ------------  --------------------  -------------  -------------
David J. Kragnes ..............................      1952      Moorhead                  1995            1998
  R.R. 1, Box 100
  Felton, MN 56536

Francis Kritzberger ...........................      1945      Hillsboro                 1996            1997(4)
  R.R. 1, Box 22
  Hillsboro, MN 58045

Wayne Langen ..................................      1939      Drayton                   1988            1997
  P.O. Box 133
  Kennedy, MN 56733

Duane Lien ....................................      1931      Crookston                 1984            1996(5)
  R.R. 1, Box 57
  Crookston, MN 56716

Patrick D. Mahar ..............................      1942      Drayton                   1993            1999
  R.R. 1, Box 363
  Cavalier, ND 58220-9789

Barry W. Malme ................................      1947      Crookston                 1986            1998
  R.R. 1, Box 19K
  Shelly, MN 56581

Robert Nyquist, Chairman ......................      1933      Moorhead                  1984            1996(6)
  R.R. 2, Box 176
  Moorhead, MN 56560

Ronald Reitmeier ..............................      1945      Crookston                 1996            1999(7)
  R.R. 1, Box 49
  Fisher, MN 56723

G. Terry Stadstad .............................      1943      East Grand Forks          1993            1999
  R.R. 2, Box 98
  Grand Forks, ND 58203-9644

Robert Vivatson ...............................      1949      Drayton                   1992            1998
  P.O. Box 63
  Cavalier, ND 58220

------------------------

(1) At the Company's Factory District Meeting for the Moorhead district held in November 1996, Mr. Astrup was elected to a three-year term as a director of the Company to assume the seat now held by Robert Nyquist. Mr. Astrup's term begins in December 1996 and expires in December 1999.

(2) At the Company's Factory District Meeting for the Hillsboro district held in November 1996, Mr. Bitker was elected to a three-year term as a director of the Company to assume the seat now held by Mr. Thomas Bryl. Mr. Bitker's term begins in December 1996 and expires in December 1999.

(3) Mr. Bryl's term as a director of the Company from the Hillsboro district expires in December 1996. Mr. Bryl will be replaced by Mr. Jerry Bitker.

(4) At the Company's Factory District Meeting for the Hillsboro district held in November 1996, Mr. Kritzberger was elected as a director of the Company to fill the vacancy caused by the resignation from the Board in September 1996 of Mr. Michael Warner. Mr. Kritzberger will serve for a term expiring in December 1997.

(5) Mr. Lien's term as a director of the Company from the Crookston district expires in December 1996. Mr Lien was not eligible to stand for re-election due to those provisions of the Company's By-laws which prohibit any person from serving more than four (4) consecutive terms as a director. Mr. Lien will be replaced by Mr. Ronald Reitmeier.

(6) Mr. Nyquist's term as a director of the Company from the Moorhead district expires in December 1996. Mr Nyquist was not eligible to stand for re-election due to those provisions of the Company's By-laws which prohibit any person from serving more than four (4) consecutive terms as a director. Mr. Nyquist will be replaced by Mr. Michael Astrup.

(7) At the Company's Factory District Meeting for the Crookston district held in November 1996, Mr. Reitmeier was elected to a three-year term as a director of the Company to assume the seat now held by Mr. Duane Lien. Mr. Reitmeier's term begins in December 1996 and expires in December 1999.

    MICHAEL ASTRUP. Mr. Astrup is a director-elect, elected to assume the seat now held by Mr. Robert Nyquist. Mr. Astrup's three-year term of office will begin in December 1996 and expire in December 1999. Mr. Astrup has been a farmer since 1976, and currently farms near Moorhead. Mr. Astrup is the President of Astrup Farms Inc.

    JERRY BITKER. Mr. Bitker is a director-elect, elected to assume the seat now held by Mr. Thomas Bryl. Mr. Bitker's three-year term of office will begin in December 1996 and expire in December 1999. Mr. Bitker has been a farmer since 1974, and currently farms near Ada and Halstad, Minnesota.

    PAUL BORGEN. Mr. Borgen has been a director since 1985 and has been a farmer since 1968. Mr. Borgen's operations are near Georgetown, Minnesota and Mr. Borgen serves as President of Paul Borgen Farms, Inc. Mr. Borgen serves on the Boards of Directors of American Bank, Moorhead, Minnesota, United Sugars Corporation and American Sugar Beet Growers Association, Washington, D.C.

    THOMAS BRYL. Mr. Bryl has been a director since 1993 and a farmer since 1973. Mr. Bryl is president of T.M. Bryl, Inc. and operates its farming operations near Hillsboro, North Dakota.

    AIME J. DUFAULT. Mr. Dufault has been a director since 1990. He has farmed near Argyle, Minnesota since 1974.

    STEVEN M. GOODWIN. Mr. Goodwin has been a director since 1995. Mr. Goodwin has been a farmer since 1980 and owns and operates a farm near Angus, Minnesota.

    COURT G. HANSON. Mr. Hanson has been a director since 1993 and has been a farmer since 1971. Mr. Hanson is president of C. Hanson Farm, Inc., operating near Blanchard, North Dakota. Prior to farming, Mr. Hanson was an assistant national bank examiner from 1970 to 1973.

    LONN M. KIEL. Mr. Kiel has been a director since 1994 and has been farming near Crookston, Minnesota since 1982. He is the President of Kiel Corporation and also serves on the Board of Directors of the Crookston Fuel Company.

    FRANCIS KRITZBERGER. Mr. Kritzberger was elected in November, 1996 to assume the seat vacated by the resignation of Mr. Michael Warner in September 1996. Mr. Kritzberger's term of office will expire in December 1997. Mr. Kritzberger has been a farmer since 1974 and farms near Hillsboro. He served on the Company's Board of Directors between 1989 and 1993. He currently serves on the Board of Directors of Norwest Bank in Hillsboro and on the Board of Bloomfield Township, North Dakota.

    DAVID J. KRAGNES. Mr. Kragnes has been a director since 1995. Mr. Kragnes has been a farmer since 1972, with his farming operation located near Felton, Minnesota.

    WAYNE LANGEN. Mr. Langen has been a director since 1988 and a farmer since 1963. Mr. Langen is a partner of Langen Bros. Joint Venture and operates its farming operations near Kennedy, Minnesota. Mr. Langen serves on the board of directors of Kennedy Farmers Elevator Company, United Sugars Corporation and Midwest Agri-Commodities Company.

    DUANE LIEN. Mr. Lien has been a director since 1984 and has been a farmer since 1949. As a stockholder of Double D Inc., Mr. Lien operates near Crookston, Minnesota. Mr. Lien serves on the Board of Directors of Midwest Agri-Commodities Company.

    PATRICK D. MAHAR. Mr. Mahar has been a director since 1993 and has been a farmer since 1962. He is currently a partner of Mahar Farms near Cavalier, North Dakota. Mr. Mahar previously served as president of the Red River Valley Sugarbeet Growers Association, Fargo, North Dakota and as president of the American Sugarbeet Growers Association, Washington, D.C. Mr. Mahar is currently serving on the boards of directors of First State Bank and Farmers Coop Elevator, both of Cavalier, North Dakota.

    BARRY W. MALME. Mr. Malme has been a director since 1986. Mr. Malme has been a farmer near Crookston, Minnesota since 1974. Mr. Malme is a director of Midwest Agri-Commodities Company.

    ROBERT NYQUIST. Mr. Nyquist has been a director since 1984 and is currently chairman of the Company's board of directors. Mr. Nyquist has been a farmer since 1952 and currently owns and operates Robert Nyquist Farms near Moorhead, Minnesota. Mr. Nyquist serves on the boards of directors of United Sugars Corporation and Midwest Agri-Commodities Company and on the board of governors of ProGold Limited Liability Company.

    RONALD REITMEIER. Mr. Reitmeier is a director-elect, elected to assume the seat now held by Mr. Duane Lien. Mr. Reitmeier's three-year term of office will begin in December 1996 and expire in December 1999. Mr. Reitmeier has been a farmer since 1968, and currently farms near Crookston.

    G. TERRY STADSTAD. Mr. Stadstad has been a director since 1993 and has been farming near Grand Forks, North Dakota since 1965. Mr. Stadstad serves on the Board of Directors of United Sugars Corporation.

    ROBERT VIVATSON. Mr. Vivatson has been a director since 1992. Operating as a farmer near Cavalier, North Dakota, since 1975, Mr. Vivatson is a partner of Vivatson Bros. and president of Vivatson Farms Inc. Mr. Vivatson is serving on the boards of directors of First State Bank, Cavalier, North Dakota and on the Board of Governors of ProGold Limited Liability Company.

    The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $200 per month, (ii) a per diem payment of $200 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors' meetings. The Chairman of the Board of Directors receives a payment of $500 per month, rather than $200 per month; the Chairman also receives a per diem in the amount of $200 for each day spent on Company activities.

EXECUTIVE OFFICERS

    The table below lists the principal officers of the Company, none of whom owns any common or preferred shares. Officers are elected annually by the Board of Directors.

                                        YEAR OF
NAME                                     BIRTH                                  POSITION
------------------------------------  -----------  ------------------------------------------------------------------

Daniel J. McCarty...................        1952   Chief Executive Officer

Marcus F. Richardson................        1941   Chief Operating Officer

Robert W. Levos.....................        1943   Vice President--Agriculture

James J. Horvath....................        1945   Chief Financial Officer

Lawrence L. Mathias.................        1941   Vice President--Human Resources and Public Relations

David A. Berg.......................        1954   Vice President--Strategic Planning

James Dudley........................        1950   Vice President--Operations

Ralph K. Morris.....................        1940   Secretary

Samuel S.M. Wai.....................        1953   Corporate Controller, Assistant Treasurer and Assistant Secretary

Mark L. Lembke......................        1955   Corporate Accounting Manager, Assistant Secretary and Assistant
                                                     Treasurer

Daniel C. Mott......................        1959   Assistant Secretary

Joseph J. Talley....................        1960   Treasurer

Brian F. Ingulsrud..................        1962   Financial Planning Manager, Assistant Treasurer and Assistant
                                                     Secretary

Ronald K. Peterson..................        1955   Financial Systems Manager, Assistant Treasurer and Assistant
                                                     Secretary

    DANIEL J. MCCARTY. Mr. McCarty was named Chief Executive Officer in April, 1996. Mr. McCarty has over fifteen years of experience in managing major agricultural businesses. From 1992 through 1995, he was with Pet, Inc. as Group Vice-President and President of the William Underwood subsidiary. He was previously with Del Monte Foods for over ten years, where he was Director of the flagship Del Monte Vegetable brand. Mr. McCarty serves on several Boards of Directors, including United Sugars, Midwest Agri-Commodities Company, the Sugar Association, Inc. and the U.S. Beet Sugar Association.

    MARCUS F. RICHARDSON. Mr. Richardson has been Chief Operating Officer since 1995. Mr. Richardson has served in various manufacturing positions with the Company since 1980 including, from 1986 to 1995, Vice President--Operations. Mr. Richardson currently serves as a director of the Beet Sugar Development Foundation, a non-profit industry association, and on the Board of Governors of ProGold Limited Liability Company. Mr. Richardson also serves on the Board of Directors of the Moorhead Economic Development Authority.

    ROBERT W. LEVOS. Mr. Levos as been Vice President--Agriculture since 1986. From 1981 to 1986 he was General Agriculturalist. He has been employed by the Company since 1965. Mr. Levos currently serves on the boards of directors of West Coast Beet Seed Company and the Beet Sugar Development Foundation.

    JAMES J. HORVATH. Mr. Horvath was named Chief Financial Officer in March, 1996. From June, 1994 to March, 1996, Mr. Horvath served as the Company's Vice President--Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company. Mr. Horvath also served as the Company's Vice President--Finance from 1985-1994.

    LAWRENCE L. MATHIAS. Mr. Mathias has been Vice President--Human Resources and Public Relations since 1990. He was Industrial Relations Manager with the Company from 1976 to 1990. He currently serves on the board of directors of Blue Cross Blue Shield of Minnesota.

    DAVID A. BERG. Mr. Berg was named Vice President--Business Development in 1996. He served as the Company's Vice President--Strategic Planning from 1994 to 1996, Director--Market Information from 1992-1994, Manager of Marketing and Analysis from 1990 to 1992 and Manager--Economic Research from 1987 to 1990. He currently serves on the Regulatory Task Force of the U.S. Beet Sugar Association and the Domestic Sugar Committee of the New York Coffee, Sugar and Cocoa Exchange.

    JAMES DUDLEY. Mr. Dudley has been Vice President--Operations since 1995. From 1993 until August of 1995, Mr. Dudley served as Regional Manager and then as Factory Operations Manager. Mr. Dudley served as Operations Manager at the Company's Crookston factory from 1985 through 1993.

    RALPH K. MORRIS. Mr. Morris has been Secretary of the Company since 1995. He is a shareholder and the Chief Executive Officer of the law firm of Doherty, Rumble & Butler Professional Association. The firm acts as corporate counsel to American Crystal. Mr. Morris is not an employee of the Company.

    SAMUEL S.M. WAI. Mr. Wai was named Corporate Controller, Assistant Treasurer and Assistant Secretary in November 1996. Mr. Wai was Treasurer from 1985 to November, 1996 and held various financial positions with the Company from 1979 to 1985. Mr. Wai also serves as Treasurer to the American Crystal Sugar Political Action Committee.

    JOSEPH J. TALLEY. Mr. Talley was named Treasurer in November, 1996. From March, 1996 to November, 1996, Mr. Talley served as Finance Director, Assistant Treasurer and Assistant Secretary. From July 1994 to March 1996, Mr. Talley served as Finance Director of ProGold Limited Liability Company. He currently serves as Treasurer and Assistant Secretary of ProGold Limited Liability Company as well as Assistant Treasurer and Assistant Secretary of Golden Growers Cooperative. Prior to July 1994, Mr. Talley was a partner with the accounting firm of Eide Helmeke PLLP.

    MARK L. LEMBKE. Mr. Lembke was named Corporate Accounting Manager, Assistant Secretary and Assistant Treasurer in March 1996. Mr. Lembke also served as the company's Corporate Accounting Manager since August 1995. From July 1987 through July 1995, Mr. Lembke served as Factory Accounting Supervisor.

    BRIAN F. INGULSRUD. Mr. Ingulsrud was named Financial Planning Manager, Assistant Treasurer and Assistant Secretary in November, 1996. Mr. Ingulsrud has held various financial positions with the Company since joining the Company in 1990.

    RONALD K. PETERSON. Mr. Peterson was named Financial Systems Manager, Assistant Treasurer and Assistant Secretary in November, 1996. Mr. Peterson has held various financial positions with the Company since joining the Company in 1979.

    DANIEL C. MOTT. Mr. Mott has been Assistant Secretary of the Company since 1995. He is a shareholder in the law firm of Doherty, Rumble & Butler Professional Association. The firm acts as corporate counsel to American Crystal. Mr. Mott is not an employee of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1996 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

                           SUMMARY COMPENSATION TABLE

                                                                     ANNUAL COMPENSATION
                                                    ------------------------------------------------------
                                                                                              OTHER ANNUAL
                                                                                              COMPENSATION
NAME AND PRINCIPAL POSITION                             YEAR       SALARY ($)    BONUS ($)       ($)(1)
--------------------------------------------------     -----      ------------  ------------  ------------
Daniel J. McCarty (2).............................          1996  $    149,808  $     70,000  $   77,372
  Chief Executive Officer

Joseph P. Famalette (3)...........................          1996  $          0  $          0  $        0
  Chief Executive Officer                                   1995  $    296,966  $          0  $   48,904
                                                            1994  $    250,000  $          0  $   34,001

Marcus F. Richardson (5)..........................          1996  $    245,000  $     93,683  $   60,550
  Chief Operating Officer                                   1995  $    268,000  $     81,104  $   31,220
                                                            1994  $    190,700  $     76,286  $   13,767

James J. Horvath..................................          1996  $    205,330  $     71,866  $   27,646
  Chief Financial Officer                                   1995  $    175,000  $     61,250  $   17,603
                                                            1994  $    147,552  $     52,500  $   18,511

Robert W. Levos...................................          1996  $    178,490  $     62,472  $   37,222
  Vice President--Agriculture                               1995  $    163,750  $     57,313  $   19,192
                                                            1994  $    155,948  $     46,785  $    7,683

Lawrence L. Mathias...............................          1996  $    162,840  $     56,994  $   31,121
  Vice President--Human                                     1995  $    148,710  $     52,049  $   20,084
  Resources and Public Relations                            1994  $    131,600  $     52,640  $   12,366

                                                              LONG TERM COMPENSATION AWARDS PAYOUTS
                                                    ---------------------------------------------------------
                                                     RESTRICTED                                  ALL OTHER
                                                       STOCK        OPTIONS/    LTIP PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION                         AWARD(S) ($)    SARS (#)        ($)             ($)
--------------------------------------------------  ------------  ------------  ------------  ---------------
Daniel J. McCarty (2).............................
  Chief Executive Officer
Joseph P. Famalette (3)...........................                                            $    159,510(4)
  Chief Executive Officer                                                                     $     83,333(4)
                                                                                              $     83,333(4)
Marcus F. Richardson (5)..........................
  Chief Operating Officer
James J. Horvath..................................
  Chief Financial Officer
Robert W. Levos...................................
  Vice President--Agriculture
Lawrence L. Mathias...............................
  Vice President--Human
  Resources and Public Relations

------------------------------

(1) Includes the cost of additional life insurance coverage, use of a company car, costs of tax return preparation, imputed interest, taxable moving expenses reimbursed, the Company's matching contribution for 401(k) and SERP and pension valuations.

(2) Mr. McCarty's employment with the Company began on March 28, 1996. Calculated on an annualized basis, Mr. McCarty's salary for the fiscal year ending on August 31, 1996 was $410,000.

(3) Mr. Famalette's employment with the Company ended on May 31, 1995.

(4) Represents forgiveness of installment payments due under loans from the Company to Mr. Famalette. The loan arrangements and related agreements are described below.

(5) Mr. Richardson also served as interim Chief Executive Officer between June 1995 and March 1996.

    Effective April 8, 1996, the Company and Mr. McCarty entered into an "Employment Agreement" regarding Mr. McCarty's employment by the Company. The agreement provides that such employment is for an initial term of three years, after which Mr. McCarty shall serve as an "at will" employee at the pleasure of the Board of Directors. Among other terms, the agreement establishes Mr. McCarty's base compensation at $410,000 per year, and also provides that he may participate in other benefit plans offered by the Company. Pursuant to the agreement, Mr. McCarty was paid a signing bonus by the Company of $70,000 (less applicable deductions), in lieu of participation in the Company's annual management incentive plan through August 31, 1996. If during the initial term the Board of Directors terminates Mr. McCarty's employment with the Company without cause, Mr. McCarty is entitled to receive a severance payment equal to $7,884.62 times the number of weeks between the date of termination and April 7, 1999.

    During Mr. Famalette's tenure with the Company, the Company entered into certain contractual arrangements with Mr. Famalette regarding his employment by the Company. Although the agreements specifically indicate that Mr. Famalette is an employee at will, they were intended to govern both (i) Mr. Famalette's bonuses during the period prior to 1996 and (ii) severance payments due Mr. Famalette should his employment with the Company be terminated.

    Effective March 2, 1992, the Company and Mr. Famalette entered into a "Compensation, Loan and Severance Agreement". Among other terms, that agreement established Mr. Famalette's initial compensation at $250,000 per year. The agreement also provided for a loan of $250,000 to Mr. Famalette. Evidenced by a promissory note, the loan was to be repaid in three equal installments of $83,333.33. The first such installment was due on March 2, 1993, the next installment was due on March 2, 1994 and the final installment became due on March 2, 1995. However, the "Compensation, Loan and Severance Agreement" provides that for each full year in which Mr. Famalette remained employed as the President and Chief Executive Officer of the Company, the sum of $83,333.33 due under the note would be forgiven. As a result, on March 2, 1993, March 2, 1994, and March 2, 1995 the Company forgave the installment payments due under the promissory note. The "Compensation, Loan and Severance Agreement" specified that the loan and any amounts forgiven under the terms of the agreement were provided to Mr. Famalette in lieu of any other severance benefits to be paid upon termination of Mr. Famalette's employment with the Company.

    Effective October 1, 1993, the Company entered into a Compensation and Loan Agreement with Mr. Famalette. The agreement governed Mr. Famalette's compensation as of Mr. Famalette's employment by the Company. The Compensation and Loan Agreement stated that Mr. Famalette's annual base compensation during the period was to be $250,000, unless adjusted by the Board of Directors of the Company. Effective October 1, 1994, Mr. Famalette's annual base compensation was established as $359,500. The agreement further provided that Mr. Famalette was not eligible for any executive incentive compensation or bonuses, but would receive the loan described in this paragraph. Instead of participating in the executive incentive program described below, Mr. Famalette received a loan in the amount of $420,000. The loan bore no interest and was due in full on January 2, 1997; provided, that the loan was to be forgiven on January 2, 1997 if Mr. Famalette remained in the employ of the Company through September 30, 1996. Upon Mr. Famalette's departure from the Company, an Amendment to the Compensation and Loan Agreement was mutually agreed upon providing that $140,000 of the loan would be forgiven at such time as Mr. Famalette repaid the other $280,000 of the loan. Mr. Famalette has since repaid the whole $280,000.

    On March 11, 1994, a loan was made to Mr. Famalette. The amount of the loan was $420,000 and bore interest at a rate of 4% per annum. Mr. Famalette repaid the loan in full on August 29, 1994.

    Certain management employees are entitled to participate in an incentive program that provides for cash awards based partially on the performance of the Company and partially on achievement of certain management performance objectives. Those performance objectives are determined by the Board of Directors. An executive is not eligible for any awards under the incentive program unless that executive's performance for the applicable fiscal year is rated as "fully satisfactory" or better. Depending on the executive's responsibilities, the performance of the Company (measured in terms of percent of sugar revenues returned to the members) and the results of the executive's evaluation for the fiscal year, the program provides for an incentive bonus in amounts ranging from 4% to 40% of the eligible executive's base salary.

    The Company has also adopted a Long Term Incentive Plan ("LTIP") which provides deferred compensation to certain key executives of American Crystal effective September 1, 1995. The LTIP creates financial incentives that reward executives for long-term commitment to the Company and for successfully implementing the Company's long-term growth strategies. Such incentives are based upon contract rights which are available to the executive under the terms of the LTIP, the value of which is related to the value of preferred shares of the Company. The LTIP allows participants to purchase a limited number of contract rights at the end of each three-year cycle. The LTIP establishes both minimum and maximum ownership levels. When an executive reaches his minimum ownership level, he may sell any vested shares at the time of his termination, disability or death. At the point of sale, the contract right becomes a share of Preferred Stock which the Company issues to the purchasing grower. The executive receives the proceeds of the sale, less appropriate taxes. The long-term cost of the stock will not be to the Company, but to the grower who eventually purchases the stock from the executive.

    Management employees are also eligible to participate in the Company's Retirement Plan "A", a 401(k) savings plan and, beginning on September 1, 1994, a "Supplemental Executive Plan." Those plans are described below.

RETIREMENT PLANS

    The Company has established noncontributory, defined benefit retirement plans which are available to all eligible employees of the Company. Those employees who are covered by a collective bargaining agreement participate in one plan, while employees who are not subject to a collective bargaining agreement, including the executive officers listed on the Summary Compensation Table, participate in another pension plan. That plan is known as Retirement Plan "A". The benefits of the plan are funded by periodic Company contributions to a retirement trust which invests the Company's contributions and the earnings from such contributions in order to pay the benefits to the employees. The plan provides for the payment of monthly retirement benefits determined under a calculation based on years of service and a participant's compensation. Retirement benefits are paid to participants upon normal retirement at the age of 65 or later or upon early retirement. The plan also provides for the payment of certain disability and death benefits.

    The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Company under Retirement Plan "A", upon retirement at age 65, after 15, 20, 25, 30 and 35 years of annual service at the remuneration levels set forth in the table:

                         American Crystal Sugar Company
                                1996 Calculation

                           PLAN A--QUALIFIED BENEFITS

                                        YEARS OF SERVICE
                  ------------------------------------------------------------
RENUMERATION         15           20           25           30           35
-------------     --------     --------     --------     --------     --------
    $125,000      $ 24,595     $ 32,794     $ 40,993     $ 49,191     $ 49,191
    $150,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691
    $175,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691
    $200,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691
    $225,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691
    $250,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691
    $300,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691
    $400,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691
    $500,000      $ 29,846     $ 39,794     $ 49,743     $ 59,691     $ 59,691

    The five executive officers named in the Summary Compensation Table have years of service under the plan as follows: Mr. McCarty has served for less than 1 year; Mr. Richardson has served for 16 years; Mr. Horvath has served for 12 years; Mr. Levos has served for 31 years; Mr. Mathias has served for 21 years.

    The Company maintains a Section 401(k) plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company matches 100% of the employee's first 4% of compensation. The total annual pre-income tax addition to any employees account in any calendar year may not exceed the lesser of (i) $30,000 or (ii) 25% of annual compensation less the amount of the contribution and any salary conversion. During 1996, the employee pre-income tax contribution was limited to $9,500. An employee may also contribute up to 10% of his annual compensation on an after-tax basis. Benefits under the 401(k) plan begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 65, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70 1/2 or is terminated.

    Effective September 1, 1994, certain executive employees of the Company became eligible to participate in a "Supplemental Executive Retirement Plan". That plan was adopted by the Company's Board of Directors on June 30, 1994. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to (i) the difference between amounts actually contributed to the Company's 401(k) plan on behalf of the executive and the amounts which could have been contributed if certain provisions of the Internal Revenue Code did not prohibit the contribution of such amounts and (ii) the difference between the benefits actually payable to executive under the provisions of Retirement Plan "A" and the amounts which would be payable under Retirement Plan "A" if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. In addition, the executive may elect to defer a portion of his or her compensation, ranging from 2% to 16%, by regular payroll deductions under the Supplemental Plan, and may also so defer 100% of all bonus and profits-per-acre payments. The Supplemental Plan is an "unfunded" plan, with all amounts to be paid under the Supplemental Plan to be paid from the general assets of the Company when due and also to be subject to the claims of the Company's creditors.

    The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Company under the Supplemental Plan, upon retirement at age 65, after 15, 20, 25, 30 and 35 years of annual service at the remuneration levels set forth in the table:

                PLAN A--NON-QUALIFIED BENEFITS 1996 CALCULATION

                                        YEARS OF SERVICE
                  ------------------------------------------------------------
RENUMERATION         15           20           25           30           35
-------------     --------     --------     --------     --------     --------
    $125,000      $      0     $      0     $      0     $      0     $      0
    $150,000      $      0     $      0     $      0     $      0     $      0
    $175,000      $  5,250     $  7,000     $  8,750     $ 10,500     $ 10,500
    $200,000      $ 10,500     $ 14,000     $ 17,500     $ 21,000     $ 21,000
    $225,000      $ 15,750     $ 21,000     $ 26,250     $ 31,500     $ 31,500
    $250,000      $ 21,000     $ 28,000     $ 35,000     $ 42,000     $ 42,000
    $300,000      $ 31,500     $ 42,000     $ 52,500     $ 63,000     $ 63,000
    $400,000      $ 52,500     $ 70,000     $ 87,500     $105,000     $105,000
    $450,000      $ 63,000     $ 84,000     $105,000     $126,000     $126,000
    $500,000      $ 73,500     $ 98,000     $122,500     $147,000     $147,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of the date hereof, no director owns beneficially more than 1% of the Company's issued and outstanding Preferred Stock and the directors, as a group, beneficially own less than 2% of the Company's issued and outstanding Preferred Stock. To the best of the Company's knowledge, no other party beneficially owns more than 1% of the Company's Preferred Stock. Moreover, the offering will not have any material effect on the amount and percentage of Preferred Stock owned by each director and all directors as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Each of the Company's directors is also a sugarbeet farmer and a shareholder member or representative of a shareholder member of American Crystal. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets. Such payments for sugarbeets often exceed $60,000. However, such payments are received by the directors or the entities they represent on exactly the same basis as payments are received by other members of the Company for the delivery of their sugarbeets. Except for the sugarbeets sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

    None

REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 1996.

EXHIBITS

3(i)*      Restated Articles of Incorporation of American Crystal Sugar Company.

3(ii)***   Restated Bylaws of American Crystal Sugar Company.

5.1***     Opinion of Doherty, Rumble & Butler Professional Association.

10(f)***   Growers' Contract (5-year Agreement).

10(g)*     Growers' Contract (Annual Contract).

10(h)*     Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated
             August 1, 1986.

10(i)*     Coal Transportation Agreement between Registrant and Northern Coal
             Transportation Company, dated August 1, 1986.

10(j)*     Beet Loading and Hauling Agreement between Registrant and Transystems, Inc., dated May 18, 1993.

10(k)*     Form of Uniform Member Marketing Agreement between Registrant and United Sugars
             Corporation, dated January 1, 1994.

10(l)*     Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993.

10(m)*     Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest
             Agri-Commodities Company, dated April 14, 1992.

10(n)*     Stipulation Agreement between Registrant and State of Minnesota Pollution
             Control Agency.

10(o)*     Master Agreement between Registrant, United Sugars Corporation, American
             Federation of Grain Millers, AFL-CIO, CLC, et al.

10(p)*     Loan Agreement between Registrant and St. Paul Bank for Cooperatives, dated
             December 20, 1993.

10(q)*     Amended and Restated Loan Agreement between Registrant and First Bank National
             Association, dated November 22, 1993.

10(r)*     Pension Contract and Amendments.

10(s)*     Compensation, Severance and Loan Agreement with Mr. J. Famalette, dated March 2,
             1992.

10(t)*     Compensation and Loan Agreement with Mr. J. Famalette, dated October 1, 1993.

10(u)*     Form of Operating Agreement between Registrant and ProGold Limited Liability
             Company.

10(v)*     Form of Member Control Agreement between Registrant and ProGold Limited
             Liability Company.

10(w)*     Administrative Services Agreement between Registrant and ProGold Limited
             Liability Company.

10(x)*     Uniform Member Marketing Agreement.

10(y)**    Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated
             August 25, 1995 (Confidential Treatment Requested as to certain provisions).

10(z)**    Coal Transportation Agreement between Registrant and Northern Coal
             Transportation Company, dated August 25, 1995 (Confidential Treatment
             Requested as to certain provisions).

10(aa)***  Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996 (Confidential treatment requested as to certain provisions).

10(bb)***  Employment Agreement with Mr. Daniel McCarty, dated as of April 8, 1996.

10(cc)***  Form of Subscription Agreement for Preferred Stock (Current Members).
             Subscription Document A.

10(dd)***  Form of Indication of Interest in Purchasing Additional Shares of Preferred
             Stock (Current Members). Subscription Document B.

10(ee)***  Form of Indication of Interest in Purchasing Shares of Preferred Stock
             (Prospective Members). Subscription Document C.

10(ff)***  Form of Subscription Agreement (Prospective Members). Subscription Document D.

10(gg)***  Form of Representations and Warranties. Subscription Document E.

23         Consent of Independent Public Accountant.

99         Consents of Directors-Elect.

------------------------

  * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

 ** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ending August 30, 1995.

*** Incorporated by reference from the Company's Registration Statement on Form
    S-1 (File number 333-11693), declared effective on November 13, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN CRYSTAL SUGAR COMPANY

                                By             /s/ DANIEL J. MCCARTY
                                     -----------------------------------------
                                                 Daniel J. McCarty,
                                              CHIEF EXECUTIVE OFFICER

Dated: November 22, 1996

    Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DANIEL J. MCCARTY
------------------------------  Chief Executive Officer      November 22, 1996
      Daniel J. McCarty

     /s/ JAMES J. HORVATH
------------------------------  Chief Financial Officer      November 22, 1996
       James J. Horvath

     /s/ SAMUEL S.M. WAI
------------------------------  Corporate Controller         November 22, 1996
       Samuel S.M. Wai

       /s/ PAUL BORGEN
------------------------------  Director                     November 22, 1996
         Paul Borgen

       /s/ THOMAS BRYL
------------------------------  Director                     November 22, 1996
         Thomas Bryl

     /s/ AIME J. DUFAULT
------------------------------  Director                     November 22, 1996
       Aime J. Dufault

    /s/ STEVEN M. GOODWIN
------------------------------  Director                     November 22, 1996
      Steven M. Goodwin

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ COURT G. HANSON
------------------------------  Director                     November 22, 1996
       Court G. Hanson

       /s/ LONN M. KIEL
------------------------------  Director                     November 22, 1996
         Lonn M. Kiel

      /s/ DAVID KRAGNES
------------------------------  Director                     November 22, 1996
        David Kragnes

   /s/ FRANCIS KRITZBERGER
------------------------------  Director                     November 22, 1996
     Francis Kritzberger

       /s/ WAYNE LANGEN
------------------------------  Director                     November 22, 1996
         Wayne Langen

        /s/ DUANE LIEN
------------------------------  Director                     November 22, 1996
          Duane Lien

     /s/ PATRICK D. MAHAR
------------------------------  Director                     November 22, 1996
       Patrick D. Mahar

      /s/ BARRY W. MALME
------------------------------  Director                     November 22, 1996
        Barry W. Malme

      /s/ ROBERT NYQUIST
------------------------------  Chairman                     November 22, 1996
        Robert Nyquist

    /s/ G. TERRY STADSTAD
------------------------------  Director                     November 22, 1996
      G. Terry Stadstad

     /s/ ROBERT VIVATSON
------------------------------  Director                     November 22, 1996
       Robert Vivatson