Form 10-K/A
period 1996-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1997-01-08
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         FORM 10-K/A (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              REASON FOR AMENDMENT

    Amendment No. 1 to American Crystal Sugar Company Form 10K for the year ended August 31, 1996 is made to include a Financial Data Schedule that was inadvertently excluded from the original filing.

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

10(dd)***  Form of Indication of Interest in Purchasing Additional Shares of Preferred
             Stock (Current Members). Subscription Document B.

10(ee)***  Form of Indication of Interest in Purchasing Shares of Preferred Stock
             (Prospective Members). Subscription Document C.

10(ff)***  Form of Subscription Agreement (Prospective Members). Subscription Document D.

10(gg)***  Form of Representations and Warranties. Subscription Document E.

23 #       Consent of Independent Public Accountant.

27.1       Financial Data Schedule.

99 #       Consents of Directors-Elect.

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

Dated: January 8, 1997

    Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
    /s/ DANIEL J. MCCARTY
------------------------------  Chief Executive Officer      January 8, 1997
      Daniel J. McCarty

     /s/ JAMES J. HORVATH
------------------------------  Chief Financial Officer      January 8, 1997
       James J. Horvath

     /s/ SAMUEL S.M. WAI
------------------------------  Corporate Controller         January 8, 1997
       Samuel S.M. Wai

     /s/  MICHAEL ASTRUP
------------------------------  Director                     January 8, 1997
       Michael Astrup

     /s/  JERRY BITKER
------------------------------  Director                     January 8, 1997
       Jerry Bitker

       /s/ PAUL BORGEN
------------------------------  Director                     January 8, 1997
         Paul Borgen

     /s/ AIME J. DUFAULT
------------------------------  Director                     January 8, 1997
       Aime J. Dufault

    /s/ STEVEN M. GOODWIN
------------------------------  Director                     January 8, 1997
      Steven M. Goodwin

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
     /s/ COURT G. HANSON
------------------------------  Director                     January 8, 1997
       Court G. Hanson

       /s/ LONN M. KIEL
------------------------------  Director                     January 8, 1997
         Lonn M. Kiel

      /s/ DAVID KRAGNES
------------------------------  Director                     January 8, 1997
        David Kragnes

   /s/ FRANCIS KRITZBERGER
------------------------------  Director                     January 8, 1997
     Francis Kritzberger

       /s/ WAYNE LANGEN
------------------------------  Director                     January 8, 1997
         Wayne Langen

     /s/ PATRICK D. MAHAR
------------------------------  Director                     January 8, 1997
       Patrick D. Mahar

      /s/ BARRY W. MALME
------------------------------  Director                     January 8, 1997
        Barry W. Malme

    /s/ RONALD REITMEIER
------------------------------  Director                     January 8, 1997
      Ronald Reitmeier

    /s/ G. TERRY STADSTAD
------------------------------  Director                     January 8, 1997
      G. Terry Stadstad

     /s/ ROBERT VIVATSON
------------------------------  Director                     January 8, 1997
       Robert Vivatson