Form 10-Q
period 1996-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1997-01-09
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1996

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

          YES     X                          NO
               ------                             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
     CLASS OF COMMON STOCK                        JANUARY 3, 1997
     ---------------------                        ---------------
         $10 PAR VALUE                                 2,446


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN CRYSTAL SUGAR COMPANY

                                    FORM 10-Q

                                      INDEX



                                                                 PAGE NO.

PART I    FINANCIAL INFORMATION


       ITEM 1. FINANCIAL STATEMENTS


          BALANCE SHEETS                                         1


          STATEMENTS OF OPERATIONS                               3


          STATEMENT OF CASH FLOWS                                4


          NOTES TO THE FINANCIAL STATEMENTS                      5


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION                                  7




PART II   OTHER INFORMATION                                      9



SIGNATURES                                                       10

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)



                                                    ASSETS



                                                 November 30
                                      ---------------------------------          August 31,
                                           1996               1995                 1996
                                      ------------         ------------        -----------
Current Assets:                                                                 *
 Cash and Cash Equivalents             $     5,034         $     3,582         $     3,807
 Accounts Receivable:
  Trade                                     54,810              51,912              50,915
  Members                                      965               1,020               3,845
  Other                                      4,332               3,456               1,399
 Advances to Related Parties                 2,942               1,236              10,308
 Inventories (Note 2)                      405,877             372,176              72,677
 Prepaid Expenses                            2,256               3,360               3,088
                                       -----------         -----------         -----------

Total Current Assets                       476,216             436,742             146,039
                                       -----------         -----------         -----------


Property and Equipment
 Land                                       12,059              11,876              12,059
 Buildings and Equipment                   572,446             535,587             572,446
 Construction-in-Progress                   50,142              42,106              41,098
 Less: Accumulated Depreciation           (400,419)           (380,971)           (391,665)
                                       -----------         -----------         -----------

Net Property and Equipment                 234,228             208,598             233,938
                                       -----------         -----------         -----------

Other Assets:
 Investments in Banks for Cooperatives      15,707              14,466              15,177
 Investments in Marketing Cooperatives      17,075               7,170              15,468
 Investment in ProGold LLC                  53,336              25,378              51,330
 Other Assets                                3,073               4,044               3,184
                                       -----------         -----------         -----------

Total Other Assets                          89,192              51,058              85,159
                                       -----------         -----------         -----------

Total Assets                         $     799,635       $     696,398       $     465,136
                                       -----------         -----------         -----------
                                       -----------         -----------         -----------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)


                      LIABILITIES AND MEMBERS' INVESTMENTS



                                                       November 30
                                           -------------------------------           August 31,
                                                1996                1995                1996
                                           -------------      ------------         ------------
Current Liabilities:                                                                *
 Short-Term Debt                          $     158,000       $     177,000        $     13,643
 Current Maturities of Long-Term Debt            14,525              12,115              13,525
 Accounts Payable:
  Trade                                           3,384               4,396              17,060
  Other                                          23,247               7,838               7,490
Accrued Continuing Costs (Note 3)                25,743               5,476                   -
Other Current Liabilities                        13,257               7,792              15,132
Amounts Due Members                             189,949             195,396              47,118
                                           ------------        ------------        ------------

Total Current Liabilities                       428,105             410,014             113,968
Current
 Maturities                                     176,394             125,514             177,394
Deferred Income Taxes                                 0               1,029                   0
Other Liabilities                                22,402              25,406              21,638
Commitments and Contingencies (Note 5)                -                   -                   -
                                           ------------        ------------        ------------

Total Liabilities                               626,901             561,962             313,000
                                           ------------        ------------        ------------



Members' Investments (Note 4):
 Preferred Stock                                 33,369              31,879              31,879
 Common Stock                                        24                  23                  24
 Additional Paid-in Capital                      60,655              32,417              33,041
 Unit Retains                                    89,393              81,384              97,191
 Pension Liability Adjustment                    (4,518)             (5,674)             (4,518)
 Retained Earnings                               (6,189)             (5,593)             (5,481)
                                           ------------        ------------        ------------

Total Members' Investments                      172,734             134,436             152,136
                                           ------------        ------------        ------------

Total Liabilities and Members'
Investments                               $     799,635       $     696,398       $     465,136
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                                                  Statements of Operations
                                                         (Unaudited)
                                                   (Dollars in Thousands)

                                             Three Months Ended            Three Months Ended
                                                 November 30                   November 31
                                         ---------------------------   ---------------------------
                                            1996             1995         1996             1995
                                         ----------       ----------   ----------       ----------
Net Revenue                             $  150,018       $  159,189   $  176,419       $  166,266
Cost of Product Sold                       (28,529)          (8,115)     174,382          159,491
                                         ----------       ----------   ----------       ----------
Gross Proceeds                             178,546          167,304        2,037            6,775
Selling, General & Administrative
 Expenses                                   30,836           35,747       44,959           36,560
Accrued Continuing Costs (Note 3)           25,743            5,476      (50,122)         (17,854)
                                         ----------       ----------   ----------       ----------

Operating Proceeds                         121,968          126,079        7,200          (11,931)
                                         ----------       ----------   ----------       ----------

Other Income (Expenses)
 Interest Income                               697              139          166               16
 Interest Expense                           (2,910)          (2,417)         451           (5,899)
 Other Income                                  326              697          164               66
 Other Expenses                               (347)              (6)        (484)            (413)

                                         ----------       ----------   ----------       ----------
Other Income (Expense)                      (2,233)          (1,588)         297           (6,229)
                                         ----------       ----------   ----------       ----------

Proceeds before Income Taxes               119,734          124,491        7,497          (18,160)
Income Taxes Provision/(Benefit)                 0                0         (549)          (3,636)
Net Proceeds Before Cummulative
                                         ----------       ----------   ----------       ----------
 Effect of Changes in Accounting
 Principle                                 119,734          124,491        8,045          (14,524)
Cummulative Effect of Changes in
 Accounting Principle                            -                0            -                -
                                         ----------       ----------   ----------       ----------
Net Proceeds Resulting from
 Member and Non-Member Business         $  119,734       $  124,491   $    8,045       $  (14,524)
                                         ----------       ----------   ----------       ----------
                                         ----------       ----------   ----------       ----------

Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Member Tax Accounting
   Adjustment, Net                      $        0       $        0   $        0       $    1,240
  Non-Member Business Income/(Loss)           (708)            (507)        (897)             333
  Unit Retains Declared to Members               -                -            -             -
                                         ----------       ----------   ----------       ----------
Net Credit/(Charge) to Members'
 Investments                                  (708)            (507)        (897)           1,573
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                                  120,442          124,998        6,348           (7,242)
                                         ----------       ----------   ----------       ----------
Total                                   $  119,734       $  124,491   $    5,451       $   (5,669)
                                         ----------       ----------   ----------       ----------
                                         ----------       ----------   ----------       ----------

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY             1/8/97 22:20
                            Statements of Cash Flows         file:monthly/scfpd2
                                   (Unaudited)
                             (Dollars In Thousands)

                                                           Three Months Ended
                                                               November 30
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
Cash Provided by/(Used for) Operations:
 Net Proceeds Resulting from Member and Non-
  Member Business                                      $  119,734    $  124,491
 Payments to/due Members for Sugarbeets,
  Including Unit Retains                                 (120,442)     (124,999)
 Add/(Deduct) Noncash Items:
  Depreciation and Amortization                             8,871         7,348
  Deferred Income Taxes                                         0             0
  (Gain)/loss on the Disposition of Property
   and Equipment                                              (59)          (75)
  Noncash Portion of Patronage Dividend from
   Banks for Cooperatives                                    (551)         (593)
  Deferred Gain Recognition                                   (53)          (56)
 Changes in Certain Elements of Working Capital
  Accounts Receivable:
   Trade                                                   (3,895)       (3,799)
   Members                                                  2,880         3,187
   Other                                                   (2,933)        1,739
  Inventories                                            (333,200)     (268,885)
  Prepaid Expenses                                            832           466
  Advances to Related Parties                               7,366         4,854
  Accounts Payable:
   Trade                                                  (13,676)      (16,633)
   Other                                                   15,757         2,974
  Other Current Liabilities                                23,868          (650)
  Amount Due Growers                                      142,831       155,159
                                                        ----------    ----------
Net Cash (Used In) Operations                            (152,670)     (115,472)
                                                        ----------    ----------
Cash Provided by/(Used In) Investing Activities:
 Purchases of Property and Equipment                       (9,044)       (5,172)
 Proceeds from the Sale of Property and Equipment              59            75
 Investment in Banks for Cooperatives                          20            59
 Investment in Marketing Coops                             (1,554)       (1,568)
 Investment in ProGold LLC                                 (2,006)      (12,926)
 Changes in Other Assets                                       (6)            0
                                                        ----------    ----------
Net Cash (Used In) Investing Activities                   (12,531)      (19,532)
                                                        ----------    ----------
Cash Provided by/(Used In) Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt               144,357       123,068
 Proceeds from Long-Term Debt                                   0        18,600
 Long-Term Debt Repayment                                       0             0
 Changes in Other Long-Term Liabilities                       765           601
 Changes in Preferred Stock                                 1,490             0
 Changes in Common Stock                                       (0)            0
 Changes in Additional Paid-In Capital                     27,614             0
 Payment of Unit Retains                                   (7,798)       (7,103)
                                                        ----------    ----------
Net Cash Provided by Financing Activities                 166,428       135,166
                                                        ----------    ----------
Decrease in Cash and Cash Equivalents                       1,227           162
Cash and Cash Equivalents Beginning of Period               3,807         3,420
                                                        ----------    ----------

Cash and Cash Equivalents End of Period                  $  5,034      $  3,582
                                                        ----------    ----------
                                                        ----------    ----------
The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


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

The operating results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997.

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

These financial statements should be read in conjunction with the financial statements and notes included in the company's annual report for the year ended August 31, 1996.


NOTE 2:  INVENTORIES

     The major components of inventories are as follows (In Thousands):

                                          11/30/96       11/30/95        8/31/96
                                          --------       --------        -------
Refined Sugar, Pulp, Molasses,
   CSB and Beet Seed                      $137,702       $136,901       $ 46,155
Unprocessed Sugarbeets                     245,343        213,779              -
Maintenance Parts & Supplies                22,832         21,496         26,522
                                          --------       --------       --------

Total Inventories                         $405,877       $372,176       $ 72,677
                                          --------       --------       --------
                                          --------       --------       --------

Sugar, pulp, molasses and CSB inventories are valued at estimated net realizable value. Unprocessed sugarbeets are valued at the estimated net beet payment plus estimated unit retains to be withheld. Maintenance parts & supplies and beet seed inventories are valued the lower of average cost or market.

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


NOTE 4:  MEMBERS' INVESTMENTS

                                           Shares      Shares Issued
                           Par Value     Authorized    & Outstanding
                           ---------     ----------    -------------
Preferred Stock:
  January 3, 1997            $76.77        600,000        436,065
  November 30, 1996          $76.77        600,000        434,665
  August 31, 1996            $76.77        600,000        415,255
  November 30, 1995          $76.77        600,000        415,255

Common Stock:
  January 3, 1997            $10.00          4,000          2,446
  November 30, 1996          $10.00          4,000          2,443
  August 31, 1996            $10.00          4,000          2,444
  November 30, 1995          $10.00          4,000          2,343

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE THREE AND THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

Revenue for the three months ended November 30, 1996, was $150 million, a decrease of $9.2 million from 1995. Revenue from total sugar sales decreased
6.9 percent reflecting an 11.8 percent decrease in hundredweight sold partially offset by a 5.6 percent increase in the average selling price per hundredweight. Revenue from pulp sales increased 8.3 percent due to a 17.8 percent increase in the average selling price per ton partially offset by an 8.1 percent decrease in the volume of pulp sold. Revenue from molasses sales increased 4.5 percent due to a 1.5 percent increase in the volume of molasses sold and a 3 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Produce (CSB), a by-product of the molasses desugarization process, increased 125.2 percent due to a 52.9 percent increase in sales volume and a 47.3 percent increase in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, increased $20.4 million. Direct processing costs for sugar and pulp decreased 3.7 percent.
Fixed and committed expenses increased 9 percent reflecting higher maintenance costs. Changes in product inventory levels between 1996 and 1995 impacted the cost of product sold favorably by $36.6 million. The cost associated with sugar purchased to meet customer needs was up $.8 million due to the available supply of inventory.

Marketing expenses decreased $5 million due primarily to the decrease in the volume of sugar sold. General and Administrative expenses remained at basically the same amount.

The increase in accrued continuing costs was due primarily to changes in sugar sales and production, differences in the timing of incurring processing costs.

Interest expense increased slightly due to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in a loss of $.7 million for the three months ended November 30, 1996 as compared to a loss of $.5 million for the same period last year. This increase was primarily due to more sugar purchased due to the available supply of inventory.

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

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of November 30, 1996, American Crystal was in compliance with its loan agreements.

The primary factor for the changes in American Crystal's financial condition for the three months ended November 30, 1996 was due to the 1996/1997 sugarbeet processing campaign. The cash used in operations of $152.7 million and investing activities of $12.5 million, was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $144.4 million and proceeds from sale of stock of $29.1 million, partially offset by the payment of the unit retains of $7.8 million. Working capital has increased $16 million from $32.1 million at the beginning of the year to $48.1 million as of November 30, 1996 primarily due to increased inventories, partially offset by increased short term and current maturities of long term debt, and higher amounts due growers.

Capital expenditures for the three months ended November 30, 1996 were $9 million. These capital expenditures are a continuation of American Crystal's strategy of expanding capacity and improving operating efficiencies.

American Crystal anticipates that the funds necessary for the Bank's working capital requirements and future capital expenditures will be derived from depreciation, unit retains and long-term borrowing.

The growth in the market for refined sugar in the late 1980's and the mid 1990's is a reversal of trends in the 1970's and early 1980's which resulted in a reduced market for refined sugar. During the 1970's and early 1980's, high fructose corn syrup was increasingly used as a replacement for refined sugar in certain food products. (The prime example of this trend was the use of high fructose corn syrup in beverages such as soft drinks.) In addition, non-nutritive sweeteners such as aspartame were developed and used in food products. While high fructose corn syrup and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the recent trend of increased use of refined sugar results from population growth and, more importantly, increased acceptance of the use of sugar as a desirable natural ingredient in a normal diet.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Hillsboro Factory District Meeting on November 12, 1996, an election of two (2) Board of Directors was held. Jerry Bitker received 150 of the 248 votes cast. His three year term expires in December, 1999. Mr. Bitker replaces Thomas Bryl who received 93 of the 248 votes cast for the three-year term. Francis Kritzberger received 102 of the 248 votes cast to replace Michael Warner who resigned in August, 1996, after serving eight (8) years. Mr. Kritzberger's term expires in one year, December, 1997, as he fills a vacant one-year unexpired term.

At the Crookston Factory District Meeting on November 12, 1996, an election of a Board of Director was held. Ronald Reitmeier received 96 of the 182 votes cast. His three year term expires in December, 1999. Mr. Reitmeier replaces Duane Lien whose term expired December 5, 1996. Mr. Lien was not eligible to stand for re-election due to the provisions of the company By-Laws which prohibit any person from serving more than four (4) consecutive terms.

At the Drayton Factory District Meeting on November 11, 1996, an election of a Board of Director was held. Patrick Mahar who sought re-election received 190 of the 198 votes cast. His three year term expires in December, 1999.

At the East Grand Forks Factory District Meeting on November 11, 1996, an election of a Board of Director was held. G. Terry Stadstad who sought re-election was unanimously re-elected. His three year term expires in December, 1999.

At the Moorhead Factory District Meeting on November 13, 1996, an election of a Board of Director was held. Michael Astrup received 113 of the 214 votes cast. His three year term expires in December, 1999. Mr. Astrup replaces Robert Nyquist who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four (4) consecutive terms as a Director.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are included herein.

The Company did not file any reports on Form 8-K during the three months ended November 30, 1996.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.







                                        AMERICAN CRYSTAL SUGAR COMPANY
                                        ------------------------------
                                        (REGISTRANT)




DATE:     JANUARY 3, 1997               /s/ SAMUEL S. M. WAI
     ------------------------           ------------------------------
                                        SAMUEL S. M. WAI
                                        CORPORATE CONTROLLER
                                        DULY AUTHORIZED OFFICER