Form 10-Q/A
period 1996-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1997-02-07
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                   FORM 10-Q/A
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

                          Statements of Operations
                                 (Unaudited)
                           (Dollars in Thousands)

                                             Three Months Ended
                                                 November 30
                                         ---------------------------
                                            1996             1995
                                         ----------       ----------
Net Revenue                             $  150,018       $  159,189
Cost of Product Sold                       (28,529)          (8,115)
                                         ----------       ----------
Gross Proceeds                             178,547          167,304
Selling, General & Administrative
 Expenses                                   30,836           35,747
Accrued Continuing Costs (Note 3)           25,743            5,477
                                         ----------       ----------

Operating Proceeds                         121,968          126,080
                                         ----------       ----------

Other Income (Expenses)
 Interest Income                               697              139
 Interest Expense                           (2,910)          (2,418)
 Other Income                                  326              697
 Other Expenses                               (347)              (7)

                                         ----------       ----------
Other Income (Expense)                      (2,234)          (1,589)
                                         ----------       ----------

Proceeds before Income Taxes               119,734          124,491
Income Taxes Provision/(Benefit)                 0                0
Net Proceeds Before Cummulative
                                         ----------       ----------
 Effect of Changes in Accounting
 Principle                                 119,734          124,491
Cummulative Effect of Changes in
 Accounting Principle                            -                0
                                         ----------       ----------
Net Proceeds Resulting from
 Member and Non-Member Business         $  119,734       $  124,491
                                         ----------       ----------
                                         ----------       ----------

Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Member Tax Accounting
   Adjustment, Net                      $        0       $        0
  Non-Member Business Income/(Loss)           (708)            (508)
  Unit Retains Declared to Members               -                -
                                         ----------       ----------
Net Credit/(Charge) to Members'
 Investments                                  (708)            (508)
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                                  120,442          124,999
                                         ----------       ----------
Total                                   $  119,734       $  124,491
                                         ----------       ----------
                                         ----------       ----------

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




DATE:     FEBRUARY 7, 1997               /s/ SAMUEL S. M. WAI
     ------------------------           ------------------------------
                                        SAMUEL S. M. WAI
                                        CORPORATE CONTROLLER
                                        DULY AUTHORIZED OFFICER