Form 10-Q
period 1997-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1997-04-10
CIK 4828

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

FOR THE PERIOD ENDED FEBRUARY 28, 1997

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

          YES     X                          NO
               --------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     OUTSTANDING AT
     CLASS OF COMMON STOCK                           APRIL 2, 1997
     ---------------------                           ---------------
        $10 PAR VALUE                                     2,496


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN CRYSTAL SUGAR COMPANY

                                    FORM 10-Q

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I        FINANCIAL INFORMATION


    ITEM 1.   FINANCIAL STATEMENTS


              BALANCE SHEETS                                               1


              STATEMENTS OF OPERATIONS                                     3


              STATEMENTS OF CASH FLOWS                                     4


              NOTES TO THE FINANCIAL STATEMENTS                            5


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                      7



PART II       OTHER INFORMATION                                            9


SIGNATURES                                                                 11

Part I Financial Information

                            AMERICAN CRYSTAL SUGAR COMPANY
                                    Balance Sheets
                                     (Unaudited)
                                (Dollars in Thousands)


                                       ASSETS



                                            February 28        February 29
                                           --------------------------------         August 31,
                                               1997                1996               1996
                                           ------------        ------------        ------------
Current Assets:                                                                      *
 Cash and Cash Equivalents                  $       65          $    3,547          $    3,807
 Accounts Receivable:
  Trade                                         54,440              52,776              50,915
  Members                                         (14)                  44               3,845
  Other                                          4,213               2,056               1,399
 Advances to Related Parties                    17,110              13,501              10,308
 Inventories (Note 2)                          370,687             291,440              72,677
 Prepaid Expenses                                2,261               2,369               3,088
                                           ------------        ------------        ------------

Total Current Assets                           448,762             365,733             146,039
                                           ------------        ------------        ------------


Property and Equipment:
 Land                                           12,059              11,876              12,059
 Buildings and Equipment                       573,027             535,587             572,446
 Construction-in-Progress                       52,890              48,775              41,098
 Less: Accumulated Depreciation              (408,878)           (388,283)           (391,665)
                                           ------------        ------------        ------------

Net Property and Equipment                     229,098             207,955             233,938
                                           ------------        ------------        ------------

Other Assets:
 Investments in Banks for Cooperatives          15,796              15,227              15,177
 Investments in Marketing Cooperatives          17,524               7,550              15,468
 Investment in ProGold LLC                      52,085              41,110              51,330
 Other Assets                                   13,387               3,870               3,184
                                           ------------        ------------        ------------

Total Other Assets                              98,792              67,757              85,159
                                           ------------        ------------        ------------

Total Assets                               $   776,652         $   641,445         $   465,136
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------



* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                                    Balance Sheets
                                     (Unaudited)
                                (Dollars in Thousands)


                         LIABILITIES AND MEMBERS' INVESTMENTS



                                            February 28         February 29
                                           ------------        ------------         August 31,
                                               1997                1996                1996
                                           ------------        ------------        ------------
Current Liabilities:                                                                *
 Short-Term Debt                           $   171,600         $   160,322         $    13,643
 Current Maturities of Long-Term Debt           14,300              12,500              13,525
 Accounts Payable:
  Trade                                          9,875               4,283              17,060
  Other                                         13,658               2,073               7,490
 Accrued Continuing Costs (Note 3)              45,667              27,164                   -
 Other Current Liabilities                      16,200              11,199              15,132
 Amounts Due Members                           156,292             129,583              47,118
                                           ------------        ------------        ------------

 Total Current Liabilities                     427,592             347,124             113,968
 Long-Term Debt, Excluding Current
  Maturities                                   154,133             133,819             177,394
 Deferred Income Taxes                               0               1,029                   0
 Other Liabilities                              22,991              26,126              21,638
 Commitments and Contingencies                       -                   -                   -
                                           ------------        ------------        ------------

 Total Liabilities                             604,716             508,098             313,000
                                           ------------        ------------        ------------


Members' Investments (Note 4):
 Preferred Stock                                33,542              31,879              31,879
 Common Stock                                       25                  23                  24
 Additional Paid-in Capital                     63,752              32,417              33,041
 Unit Retains                                   89,148              81,335              97,191
 Pension Liability Adjustment                  (4,519)             (5,674)             (4,518)
 Retained Earnings                            (10,012)             (6,633)             (5,481)
                                           ------------        ------------        ------------

 Total Members' Investments                    171,936             133,347             152,136
                                           ------------        ------------        ------------
 Total Liabilities and Members'
 Investments                               $   776,652         $   641,445         $   465,136
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------




* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                             Statement of Operations
                                   (Unaudited)
                             (Dollars in Thousands)




                                              Six Months Ended                       Three Months Ended
                                        February 28         February 29         February 28        February 29
                                        -------------------------------        -------------------------------
                                           1997                1996                1997                 1996
                                        ----------          -----------        ------------         ----------
Net Revenue                             $  300,465          $  324,145          $  150,447          $  164,956
Cost of Product Sold                       (82,122)             (4,684)            (53,593)              3,430
                                        ----------          ----------          ----------          ----------

Gross Proceeds                             382,587             328,829             204,040             161,526
Selling, General & Administrative
 Expenses                                   65,164              71,075              34,328              35,328
Accrued Continuing Costs (Note 3)           45,667              27,164              19,924              21,688
                                        ----------          ----------          ----------          ----------

Operating Proceeds                         271,756             230,590             149,788             104,510
                                        ----------          ----------          ----------          ----------
Other Income (Expenses)
 Interest Income                             1,213                 200                 516                  61
 Interest Expense                           (7,632)             (6,966)             (4,722)             (4,549)
 Other Income (Loss)                        (3,330)              1,737              (3,656)              1,041
 Other Income (Expenses)                     2,268                 (45)              2,615                 (38)
                                        ----------          ----------          ----------          ----------
Other Income (Expense)                      (7,481)             (5,074)             (5,247)             (3,485)
                                        ----------          ----------          ----------          ----------

Proceeds before Income Taxes               264,275             225,516             144,541             101,025
Income Taxes Provision/(Benefit)                 0                   0                   0                   0
                                        ----------          ----------          ----------          ----------
Net Proceeds Before Cummulative
 Effect of Changes in Accounting
 Principle                                 264,275             225,516             144,541             101,025
Cummulative Effect of Changes in
 Accounting Principle                            -                   0                   -                   -
                                        ----------          ----------          ----------          ----------
Net Proceeds Resulting from
 Member and Non-Member Business         $  264,275          $  225,516          $  144,541          $  101,025
                                        ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------

Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Member Tax Accounting
   Adjustment, Net                            $  0                $  0                $  0                $  0
  Non-Member Business Income/(Loss)         (4,531)             (1,547)             (3,823)             (1,039)
  Unit Retains Declared to Members               -                   -                   -                -
                                        ----------          ----------          ----------          ----------
Net Credit/(Charge) to Members'
 Investments                                (4,531)             (1,547)             (3,823)             (1,039)
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                                  268,806             227,063             148,364             102,064
                                        ----------          ----------          ----------          ----------

Total                                   $  264,275          $  225,516          $  144,541          $  101,025
                                        ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           AMERICAN CRYSTAL SUGAR COMPANY
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars In Thousands)


                                                                    Six Months Ended
                                                             February 28         February 29
                                                            --------------------------------
                                                                1997               1996
                                                            ------------        -----------
Cash Provided by/(Used for) Operations:
 Net Proceeds Resulting from Member and Non-
  Member Business                                           $  264,275          $  225,516
 Payments to/due Members for Sugarbeets,
  Including Unit Retains                                      (268,806)           (227,063)
 Add/(Deduct) Noncash Items:
  Depreciation and Amortization                                  7,337              14,838
  Deferred Income Taxes                                              0                   0
  (Gain)/loss on the Disposition of Property
   and Equipment                                                   (92)               (134)
  Noncash Portion of Patronage Dividend from
   Banks for Cooperatives                                         (620)             (1,193)
  Deferred Gain Recognition                                       (107)               (112)
 Changes in Certain Elements of Working Capital
  Accounts Receivable:
   Trade                                                        (3,525)             (4,662)
   Members                                                       3,859               4,162
   Other                                                        (2,814)              3,138
  Inventories                                                 (298,010)           (188,149)
  Prepaid Expenses                                                 828               1,625
  Advances to Related Parties                                   (6,802)             (7,580)
  Accounts Payable:
   Trade                                                        (7,186)            (16,746)
   Other                                                         6,169              (2,792)
  Other Current Liabilities                                     46,735              24,445
  Amount Due Growers                                           109,174              89,346
                                                            ----------          ----------
Net Cash (Used In) Operations                                 (149,585)            (85,361)
                                                            ----------          ----------
Cash Provided by/(Used In) Investing Activities:
 Purchases of Property and Equipment                           (12,373)            (11,840)
 Proceeds from the Sale of Property and Equipment                   92                 134
 Investment in Banks for Cooperatives                                0                (102)
 Investment in Marketing Coops                                  (1,950)             (1,894)
 Investment in ProGold LLC                                        (755)            (28,658)
 Changes in Other Assets                                          (322)                  3
                                                            ----------          ----------
Net Cash (Used In) Investing Activities                        (15,308)            (42,357)
                                                            ----------          ----------
Cash Provided by/(Used In) Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt                    157,957             106,389
 Proceeds from Long-Term Debt                                   18,000              39,400
 Long-Term Debt Repayment                                      (40,491)            (12,115)
 Changes in Other Long-Term Liabilities                          1,353               1,323
 Changes in Preferred Stock                                      1,663                   0
 Changes in Common Stock                                             1                  (0)
 Changes in Additional Paid-In Capital                          30,711                   0
 Payment of Unit Retains                                        (8,043)             (7,152)
                                                            ----------          ----------
Net Cash Provided by Financing Activities                      161,151             127,845
                                                            ----------          ----------
Decrease in Cash and Cash Equivalents                           (3,742)                127
Cash and Cash Equivalents Beginning of Period                    3,807               3,420
                                                            ----------          ----------
Cash and Cash Equivalents End of Period                     $       65          $    3,547
                                                            ----------          ----------
                                                            ----------          ----------

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996



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

The operating results for the six month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997.

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


NOTE 2:  INVENTORIES

The major components of inventories are as follows (In Thousands):


                                          2/28/97       2/29/96      8/31/96
                                         ---------     --------     ---------
   Refined Sugar, Pulp, Molasses,
      CSB and Beet Seed                  $250,180     $190,749      $ 46,155
   Unprocessed Sugarbeets                  96,991       78,441             -
   Maintenance Parts & Supplies            23,516       22,250        26,522
                                         --------     --------      --------
   Total Inventories                     $370,687     $291,440      $ 72,677
                                         --------     --------      ---------
                                         --------     --------      ---------

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


NOTE 4:  MEMBERS' INVESTMENTS
                                                 Shares       Shares Issued
                                 Par Value     Authorized     & Outstanding
                                 ---------     ----------     -------------

Preferred Stock:
  April 2, 1997                   $76.77        600,000        436,915
  February 28, 1997               $76.77        600,000        436,915
  August 31, 1996                 $76.77        600,000        415,255
  February 29, 1996               $76.77        600,000        415,255

Common Stock:
  April 2, 1997                   $10.00          4,000          2,496
  February 28, 1997               $10.00          4,000          2,496
  August 31, 1996                 $10.00          4,000          2,444
  February 29, 1996               $10.00          4,000          2,340

>
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

Revenue for the six months ended February 28, 1997, was $300.5 million, a decrease of $23.7 million from 1996. Revenue from total sugar sales decreased
7.9 percent reflecting a 12.6 percent decrease in hundredweights sold partially offset by a 5.4 percent increase in the average selling price per hundredweight. Revenue from pulp sales increased .7 percent due to a 10.8 percent increase in the average selling price per ton partially offset by a 9.1 percent decrease in the volume of pulp sold. Revenue from molasses sales decreased 19.8 percent due to a 21.7 percent decrease in the volume of molasses sold partially offset by a
2.5 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 81.9 percent due to a 25.4 percent increase in average selling price per ton and a 45.1 percent increase in the sales volume.

Cost of product sold, exclusive of payments for sugarbeets, decreased $79.2 million. Direct processing costs for sugar and pulp increased 7.2 percent primarily due to the harvesting and processing of a larger crop. Fixed and committed expenses decreased 5.9 percent reflecting lower maintenance costs and decreased depreciation. Changes in product inventory levels between 1997 and 1996, impacted the cost of product sold favorably by $96.1 million. The cost associated with sugar purchased to meet customer needs was up $11.5 million due to the short supply of our inventory.

Marketing expenses decreased $5.5 million due primarily to the decreases in the volume of products sold. General and Administrative expenses remained approximately the same amount.

The increase in accrued continuing costs was due primarily to changes in sugar sales and production, and differences in the timing of incurring processing costs.

Interest expense increased slightly due to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in a loss of $4.5 million for the six months ended February 28, 1997 as compared to the loss of $1.5 million for the same period last year. This increase was primarily due to lower profits from the sale of purchased sugar and losses incurred by ProGold LLC.


Net payments to/due members for sugarbeets increased by $41.7 million from $227.1 million for the first six months in 1996, to $268.8 million for the first six months in 1997. This increase is due to a higher projected per ton beet payment this year and more tons harvested.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

Revenue for the three months ended February 28, 1997, was $150.4 million, a decrease of $14.5 million from 1996. Revenue from total sugar sales decreased
8.9 percent reflecting a 13.4 percent decrease in hundredweights sold partially offset by a 5.3 percent increase in the average selling price per hundredweight. Revenue from pulp sales decreased 2.6 percent due to an 9.6 decrease in the volume of pulp sold partially offset by a 7.8 percent increase in the average selling price per ton. Revenue from molasses sales decreased 33.4 percent due to a 34.8 percent decrease in the volume of molasses sold, partially offset by a 2 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 63.8 percent due to a 16.3 percent increase in average selling price per ton and a 40.8 percent increase in sales volume.

Cost of product sold, exclusive of payments for sugarbeets, decreased $57.1 million. Direct processing costs for sugar and pulp increased 17.1 percent primarily due to more tons sliced for this period. Fixed and committed expenses decreased 18.8 percent this year due to lower maintenance costs and decreased depreciation. Changes in product inventory levels between 1997 and 1996, impacted the cost of product sold favorably by $92.6 million. The cost associated with sugar purchased to meet customer needs was up $10.7 million due to short supply of our inventory.

Marketing expenses decreased $.5 million due primarily to the decrease in the volume of products sold. General and Administrative expenses remained approximately the same amount.

The decrease in accrued continuing costs was due primarily to changes in sugar sales and production, differences in the timing of incurring processing costs.

Interest expense increased slightly due to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in a loss of $3.8 million for the three months ended February 28, 1997 as compared to the loss of $1 million for the same period last year. This increase was primarily due to lower profits from the sale of purchased sugar and losses incurred by ProGold LLC.

Net payments to/due members for sugarbeets increased by $46.3 million from $102.1 million for the second quarter of 1996, to $148.4 million for the same period in 1996. This increase was due to a higher projected per ton beet payment this year and more tons harvested.


LIQUIDITY AND CAPITAL RESOURCES

Because American Crystal operates as a cooperative, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to American Crystal and are net of unit retains allocated to them. Unit retains remain available to meet American Crystal's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis.

However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives ("Bank"). American Crystal has a short-term line of credit with the Bank in 1997 of $240 million.

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of February 28, 1997, American Crystal was in compliance with its loan agreements.

The primary factor for the changes in American Crystal's financial condition for the six months ended February 28, 1997 was due to the 1996/1997 sugarbeet processing campaign. The cash used in operations of $149.6 million and investing activities of $15.3 million were funded through the cash provided by financing activities and a reduction of cash. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $158 million, and proceeds from the stock sale of $32.4 million, partially offset by the payment of the unit retains of $8 million. Working capital has decreased $10.9 million from $32.1 million at the beginning of the year to $21.2 million as of February 28, 1997 primarily due to increased short term debt, and higher amounts due growers partially offset by increased inventories.

Capital expenditures for the six months ended February 28, 1997 were $12.4 million. These capital expenditures are a continuation of American Crystal's strategy of expanding capacity and improving operating efficiencies.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

American Crystal is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's financial position, results of operations or cash flows. Management is not aware of any threat or claims which could result in the commencement of legal proceedings.

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

At the Crookston Factory District Meeting on November 12, 1996, an election of a Board of Director was held. Ronald Reitmeier received 96 of the 182 votes cast. His three year term expires in December, 1999. Mr. Reitmeier replaces Duane Lien whose term expired on December 5, 1996. Mr. Lien was not eligible to stand for re-election due to the provisions of the company By-Laws which prohibit any person from serving more than four (4) consecutive terms.

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


ITEM 5.  OTHER INFORMATION

American Crystal has invested $52.1 million as 46% partner in ProGold Limited Liability Company. ProGold Limited Liability Company is operating a corn wet milling plant, which produces high-fructose corn syrup sweeteners. Initial operation of the plant started on October 25, 1996. The company anticipated ProGold would incur a loss during its initial year of operation of the corn wet milling facility. Market prices are significantly lower than originally projected. Market price of corn sweeteners will significantly affect the future earnings of ProGold Limited Liability Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the six months ended February 28, 1997.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                                  AMERICAN CRYSTAL SUGAR COMPANY
                                                  ------------------------------
                                                             (REGISTRANT)




DATE:          APRIL 2, 1997             /S/   SAMUEL S.M. WAI
       ----------------------------    -------------------------------
                                       SAMUEL S.M. WAI
                                       CORPORATE CONTROLLER
                                       DULY AUTHORIZED OFFICER AND
                                        PRINCIPAL FINANCIAL OFFICER