Form 10-Q
period 1997-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1997-07-09
CIK 4828

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      ----------
                                      FORM 10-Q
                                      ----------



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MAY 31, 1997

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

         YES     X                          NO
              ---------                          ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     OUTSTANDING AT
    CLASS OF COMMON STOCK                             JULY 2, 1997
    ---------------------                             ------------
        $10 PAR VALUE                                     2,586

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            AMERICAN CRYSTAL SUGAR COMPANY

                                      FORM 10-Q

                                        INDEX



                                                           PAGE NO.

PART I            FINANCIAL INFORMATION


       ITEM 1.    FINANCIAL STATEMENTS


                  BALANCE SHEETS                               1


                  STATEMENTS OF OPERATIONS                     3


                  STATEMENT OF CASH FLOWS                      4


                  NOTES TO THE FINANCIAL STATEMENTS            5


       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND
                   FINANCIAL CONDITION                         7




PART II           OTHER INFORMATION                           10




SIGNATURES                                                    12

                            AMERICAN CRYSTAL SUGAR COMPANY
                                    Balance Sheets
                                     (Unaudited)
                                (Dollars in Thousands)


                                        ASSETS

                                                May 31
                                            --------------   August 31,
                                            1997      1996      1996
                                            ----      ----      ----
 Current Assets:                                                *
  Cash and Cash Equivalents             $      43 $   4,073 $   3,807
  Accounts Receivable:
   Trade                                   52,685    47,945    50,915
   Members                                  3,242     4,127     3,845
   Other                                    3,811     3,321     1,399
  Advances to Related Parties              18,892    19,730    10,308
  Inventories (Note 2)                    302,156   216,191    72,677
  Prepaid Expenses                          2,861     3,017     3,088
                                        --------- --------- ---------
 Total Current Assets                     383,690   298,404   146,039
                                        --------- --------- ---------


 Property and Equipment:
  Land                                     12,170    11,875    12,059
  Buildings and Equipment                 612,527   535,587   572,446
  Construction-in-Progress                 35,087    57,765    41,098
  Less: Accumulated Depreciation         (412,198) (392,780) (391,665)
                                        --------- --------- ---------
 Net Property and Equipment               247,586   212,447   233,938
                                        --------- --------- ---------
 Other Assets:
  Investments in Banks for Cooperatives    15,795    15,044    15,177
  Investments in Marketing Cooperatives    17,490     8,704    15,468
  Investment in ProGold LLC                45,844    48,194    51,330
  Other Assets                              2,963     3,830     3,184
                                        --------- --------- ---------
 Total Other Assets                        82,092    75,772    85,159
                                        --------- --------- ---------
 Total Assets                           $ 713,368 $ 586,623 $ 465,136
                                        --------- --------- ---------
                                        --------- --------- ---------

 * Derived from audited financial statements.
 The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                                    Balance Sheets
                                     (Unaudited)
                                (Dollars in Thousands)


                         LIABILITIES AND MEMBERS' INVESTMENTS

                                                 May 31
                                             --------------   August 31,
                                             1997      1996      1996
                                             ----      ----      ----
 Current Liabilities:                                          *
  Short-Term Debt                       $ 184,056 $ 134,761 $  13,643
  Current Maturities of Long-Term Debt     14,300    14,300    13,525
  Accounts Payable:
   Trade                                    8,068     2,224    17,060
   Other                                    2,701     7,124     7,490
  Accrued Continuing Costs (Note 3)        72,723    50,122       -
  Other Current Liabilities                17,815    15,224    15,132
  Amounts Due Members                      63,733    57,406    47,118
                                        --------- --------- ---------
 Total Current Liabilities                363,396   281,161   113,968
 Long-Term Debt, Excluding Current
  Maturities                              160,300   145,519   177,394
 Deferred Income Taxes                          -     1,029       -
 Other Liabilities                         23,638    26,519    21,638
 Commitments and Contingencies                  -         -       -
                                        --------- --------- ---------
 Total Liabilities                        547,334   454,228   313,000
                                        --------- --------- ---------

 Members' Investments (Note 4):
  Preferred Stock                          33,542    31,879    31,879
  Common Stock                                 26        24        24
  Additional Paid-in Capital               63,752    32,417    33,041
  Unit Retains                             88,954    81,278    97,191
  Pension Liability Adjustment             (4,519)   (5,674)   (4,518)
  Retained Earnings                       (15,721)   (7,529)   (5,481)
                                        --------- --------- ---------
 Total Members' Investments               166,034   132,395   152,136
                                        --------- --------- ---------
 Total Liabilities and Members'
  Investments                           $ 713,368 $ 586,623 $ 465,136
                                        --------- --------- ---------
                                        --------- --------- ---------

 * Derived from audited financial statements.
 The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                               Statement of Operations
                                     (Unaudited)
                                (Dollars in Thousands)



                                  Nine Months Ended   Three Months Ended
                                       May 31              May 31
                                  --------------------  ------------------
                                       1997      1996      1997      1996
                                  --------------------  ------------------

 Net Revenue                        $489,557  $511,592  $189,092  $187,448
 Cost of Product Sold                (60,081)   41,833    22,041    46,518
                                    --------  --------  --------  --------
 Gross Proceeds                      549,638   469,759   167,051   140,930
 Selling, General & Administrative
  Expenses                           108,242   110,009    43,078    38,934
 Accrued Continuing Costs (Note 3)    72,723    50,122    27,056    22,958
                                    --------  --------  --------  --------
 Operating Proceeds                  368,673   309,628    96,917    79,038
                                    --------  --------  --------  --------
 Other Income (Expenses)
  Interest Income                      1,201       319       (12)      119
  Interest Expense                   (13,025)  (11,703)   (5,393)   (4,737)
  Other Income (Loss)                  8,377     4,210    11,707     2,473
  Other Expenses                      (9,669)      (48)  (11,937)       (3)
                                    --------  --------  --------  --------
 Other Income (Expense)              (13,116)   (7,222)   (5,635)   (2,148)
                                    --------  --------  --------  --------
 Proceeds before Income Taxes        355,557   302,406    91,282    76,890
 Income Taxes Provision/(Benefit)          -         -         -      -
                                    --------  --------  --------  --------
 Net Proceeds Resulting from
  Member and Non-Member Business    $355,557  $302,406  $ 91,282  $ 76,890
                                    --------  --------  --------  --------
                                    --------  --------  --------  --------
 Distribution of Net Proceeds:
  Credited/(Charged) to Member's
    Investments:
   Member Tax Accounting
    Adjustment, Net                 $      -  $      -  $      -  $      -
   Non-Member Business Income/(Loss) (10,240)   (2,444)   (5,709)     (897)
   Unit Retains Declared to Members        -         -         -         -
                                    --------  --------  --------  --------
 Net Credit/(Charge) to Members'
  Investments                        (10,240)   (2,444)   (5,709)     (897)
 Payments to/due Members for
  Sugarbeets, Net of Unit Retains
  Declared                           365,797   304,850    96,991    77,787
                                    --------  --------  --------  --------
 Total                              $355,557  $302,406  $ 91,282  $ 76,890
                                    --------  --------  --------  --------
                                    --------  --------  --------  --------


 The Accompanying Notes are an Integral Part of These Financial Statements.

                           AMERICAN CRYSTAL SUGAR COMPANY
                               Statements of Cash Flows
                                     (Unaudited)
                                (Dollars In Thousands)

                                                    Nine Months Ended
                                                          May 31
                                                  --------------------
                                                       1997      1996
 Cash Provided by/(Used for) Operations:
  Net Proceeds Resulting from Member and Non-
   Member Business                                $ 355,557 $ 302,406
  Payments to/due Members for Sugarbeets,
   Including Unit Retains                          (365,797) (304,850)
  Add/(Deduct) Noncash Items:
   Depreciation and Amortization                     21,157    19,482
   Loss on Investment Activities                      9,204         -
   Deferred Income Taxes                                  -         -
   (Gain)/loss on the Disposition of Property
    and Equipment                                      (146)     (143)
   Noncash Portion of Patronage Dividend from
    Banks for Cooperatives                             (618)   (1,884)
   Deferred Gain Recognition                           (142)     (168)
  Changes in Certain Elements of Working Capital
   Accounts Receivable:
    Trade                                            (1,770)      169
    Members                                             603        79
    Other                                            (2,412)    1,594
   Inventories                                     (229,479) (112,900)
   Prepaid Expenses                                     227     1,098
   Advances to Related Parties                       (8,584)  (13,928)
   Accounts Payable:
    Trade                                            (8,992)  (18,806)
    Other                                            (4,789)    2,260
   Other Current Liabilities                         72,842    51,428
   Amount Due Growers                                16,615    17,169
                                                  ---------  --------
 Net Cash Used In Operations                       (146,524)  (56,994)
                                                  ---------  --------
 Cash Used In Investing Activities:
  Purchases of Property and Equipment               (34,181)  (20,831)
  Proceeds from the Sale of Property and Equipment      146       143
  Investment in Banks for Cooperatives                   (0)      773
  Investment in Marketing Coops                      (1,880)   (2,992)
  Investment in ProGold LLC                          (1,153)  (35,742)
  Changes in Other Assets                              (399)      175
                                                  ---------  --------
 Net Cash Used In Investing Activities              (37,467)  (58,474)
                                                  ---------  --------
 Cash Provided by/(Used In) Financing Activities:
  Net Proceeds (Payments) on Short-Term Debt        170,413    80,829
  Proceeds from Long-Term Debt                       12,866    52,900
  Long-Term Debt Repayment                          (29,190)  (12,115)
  Changes in Other Long-Term Liabilities              1,999     1,715
  Changes in Preferred Stock                          1,663         -
  Changes in Common Stock                                 2         1
  Changes in Additional Paid-In Capital              30,711         -
  Payment of Unit Retains                            (8,237)   (7,209)
                                                  ---------  --------
 Net Cash Provided by Financing Activities          180,227   116,121
                                                  ---------  --------
 Decrease in Cash and Cash Equivalents               (3,764)      653
 Cash and Cash Equivalents Beginning of Period        3,807     3,420
                                                  ---------  --------
 Cash and Cash Equivalents End of Period          $      43  $  4,073
                                                  ---------  --------
                                                  ---------  --------

 The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                          NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996


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

The operating results for the nine month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997.

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


NOTE 2:  INVENTORIES

     The major components of inventories are as follows (In Thousands):

                                            5/31/97    5/31/96       8/31/96
                                            -------    -------       -------
       Refined Sugar, Pulp, Molasses,
          CSB and Beet Seed               $279,870    $191,197     $ 46,155
       Maintenance Parts & Supplies         22,286      24,994       26,522
                                          --------    --------     --------

       Total Inventories                  $302,156    $216,191     $ 72,677
                                          --------    --------     --------
                                          --------    --------     --------

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

NOTE 4:  MEMBERS' INVESTMENTS

                                           Shares          Shares Issued
                        Par Value        Authorized        & Outstanding
                        ---------        ----------        -------------

Preferred Stock:
  July 2, 1997         $76.77             600,000             436,915
  May 31, 1997         $76.77             600,000             436,915
  August 31, 1996      $76.77             600,000             415,255
  May 31, 1996         $76.77             600,000             415,255

Common Stock:
  July 2, 1997         $10.00               4,000               2,586
  May 31, 1997         $10.00               4,000               2,562
  August 31, 1996      $10.00               4,000               2,444
  May 31, 1996         $10.00               4,000               2,428

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1996


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1997 AND 1996

Revenue for the nine months ended May 31, 1997, was $489.6 million, a decrease of $22 million from 1996. Revenue from total sugar sales decreased 5.2 percent reflecting a 10.6 percent decrease in hundredweight sold partially offset by a
6.1 percent increase in the average selling price per hundredweight. Revenue from pulp sales increased 22.3 percent due to a 16.1 percent increase in the volume of pulp sold and a 5.3 percent increase in the average selling price per ton. Revenue from molasses sales decreased 21.6 percent due to a 21.7 percent decrease in the volume of molasses sold partially offset by a .2 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 15.6 percent due to a 23.4 percent increase in the average selling price per ton partially offset by a 6.3 percent decrease in the volume of CSB sold.

Cost of product sold, exclusive of payments for sugarbeets, decreased $101.9 million due to the amount of product sold compared to the prior year which was partially offset by increased direct processing costs. Fixed and committed expenses decreased 5.5 percent reflecting lower maintenance costs. Changes in product inventory levels between 1997 and 1996, decreased the cost of product sold by $125.0 million. The cost associated with sugar purchased to meet customer needs was up $13.4 million due to the short supply of inventory at the beginning of the 1997 fiscal year.

Selling expenses decreased $3.3 million due primarily to the decreases in volumes of sugar and by-products sold. General and Administrative expenses increased $1.5 million reflecting higher personnel costs and other general cost increases.

The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest expense increased $1.3 million due to higher average borrowing levels for short and long-term debt.

Non-member activities resulted in the loss of $10.2 million for the nine months ended May 31, 1997 as compared to a loss of $2.4 million for the same period last year. The majority of this loss is related to American Crystal's investment in ProGold Limited Liability Company (ProGold). American Crystal has invested $52.1 million as a 46% partner in ProGold. ProGold is operating a corn wet milling plant, which produces high-fructose corn syrup (HFCS) sweetener. Initial operation of the plant started October 25, 1996. The company originally anticipated ProGold would incur a $28 million loss during its initial year of operation. The current anticipated loss is in the range of $28 million to $32 million. American Crystal's share of the current projected loss is in the range of $12.9 million to $14.7 million. The additional loss is attributable to significantly lower market prices of HFCS, which is partially offset by lower than expected operating expenses. Future changes in the market price of corn sweetener will significantly affect the future earnings of ProGold.

Due to the unpredictable nature of the HFCS market, the future impact of the investment in ProGold on American Crystal's financial condition and results of operations is uncertain, although that impact could be adverse. The remainder of the loss from non-member activities was primarily attributable to lower profits from the sale of beet seed.

Net payments to/due members for sugarbeets increased by $60.9 million from $304.9 million for the first nine months in 1996, to $365.8 million for the first nine months in 1997. This increase is due to a higher projected per ton beet payment this year and more tons harvested.



COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1997 AND 1996

Revenue for the three months ended May 31, 1997, was $189.1 million, an increase of $1.6 million from 1996. Revenue from total sugar sales decreased .4 percent reflecting a 7.2 percent increase in the average selling price per hundredweight mostly offset by a 7.1 percent decrease in hundredweight sold. Revenue from pulp sales increased 66.1 percent due to a 70.4 percent increase in the volume of pulp sold partially offset by a 2.5 percent decrease in the average selling price per ton. Revenue from molasses sales decreased 23.9 percent due to a 2.8 percent decrease in the average selling price per ton and a 21.8 percent decrease in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 42.3 percent due to a 50.6 percent decrease in the volume of CSB sold partially offset by a 17 percent increase in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, decreased $24.5 million due to the amount of product sold compared to the prior year which was partially offset by increased direct processing costs. Fixed and committed expenses decreased 18.3 percent due to lower maintenance costs. Changes in product inventory levels between 1997 and 1996, decreased the cost of product sold by $29 million. The cost associated with sugar purchased to meet customer needs was up $2.0 million due to increased sales volume of purchased sugar during this quarter.

Selling expenses increased $2.2 million due primarily to the increased personnel costs and increased sales volume of purchased sugar and by-products. General and Administrative expenses increased $2.0 million due to higher personnel costs and other general cost increases.

The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest expense increased slightly due to higher average borrowing levels for short and long-term debt.

Non-member activities resulted in the loss of $5.7 million for the three months ended May, 31, 1997 as compared to a loss of $.9 million for the same period last year. The majority of this loss is related to American Crystal's investment in ProGold according to the terms of the financial investment as described above. The remainder of the loss from non-member activities was primarily attributable to lower profits from the sale of beet seed.

Net payments to/due members for sugarbeets increased by $19.2 million from $77.8 million for the third quarter of 1996, to $97.0 million for the same period in 1997. This increase is due to higher projected per ton beet payment this year and more tons harvested.

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

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of May 31, 1997, American Crystal was in compliance with its loan agreements. American Crystal anticipates that the funds required to maintain compliance with the banks working capital requirements will be derived from depreciation and unit retains.

The primary factor for the changes in American Crystal's financial condition for the nine months ended May 31, 1997 was due to financing higher inventory levels, reducing investing activities and proceeds from stock sales. The cash used in operations of $146.5 million and investing activities of $37.5 million was funded through the cash provided by financing activities and reduction in cash. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $170.4 million and proceeds from long-term debt of $12.9 million, partially offset by the repayment on long-term debt of $29.2 million and the payment of the unit retains of $8.2 million. Working capital has decreased $11.8 million from $32.1 million at the beginning of the year to $20.3 million as of May 31, 1997 primarily due to increased short-term debt, and higher amounts due growers, partially offset by increased inventories.

Capital expenditures for the nine months ended May 31, 1997 were $34.2 million. These capital expenditures are a continuation of American Crystal's strategy of expanding capacity and improving operating efficiencies. American Crystal expects to obtain funds for future capital expenditures derived from depreciation, unit retains and long-term borrowing.

American Crystal does not guarantee the debt for United Sugars Corporation or ProGold Limited Liability Company. Under the terms of the ProGold Member Control Agreement, the ProGold Board of Governors can require American Crystal to provide additional capital contributions not to exceed $2.3 million per year. Any additional capital contributions can only be obtained by written consent of American Crystal. American Crystal guarantees debt totaling $3.2 million as of May 31, 1997 for Midwest Agri-Commodities.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Hillsboro Factory District Meeting on November 12, 1996, an election of two (2) members of the Board of Directors was held. Jerry Bitker received 150 of the 248 votes cast. His three year term expires in December, 1999. Mr. Bitker replaces Thomas Bryl who received 93 of the 248 votes cast for the three-year term. Francis Kritzberger received 102 of the 248 votes cast to replace Michael Warner who resigned in August, 1996, after serving eight (8) years. Mr. Kritzberger's term expires in one year, December, 1997, as he fills a vacant one-year unexpired term.

At the Crookston Factory District Meeting on November 12, 1996, an election of a member of the Board of Directors was held. Ronald Reitmeier received 96 of the 182 votes cast. His three year term expires in December, 1999. Mr. Reitmeier replaces Duane Lien whose term expired on December 5, 1996. Mr. Lien was not eligible to stand for re-election due to the provisions of the company By-Laws which prohibit any person from serving more than four (4) consecutive terms.

At the Drayton Factory District Meeting on November 11, 1996, an election of a member of the Board of Directors was held. Patrick Mahar who sought re-election received 190 of the 198 votes cast. His three year term expires in December, 1999.

At the East Grand Forks Factory District Meeting on November 11, 1996, an election of a member of the Board of Directors was held. G. Terry Stadstad who sought re-election was unanimously re-elected. His three year term expires in December, 1999.

At the Moorhead Factory District Meeting on November 13, 1996, an election of a member of the Board of Directors was held. Michael Astrup received 113 of the 214 votes cast. His three year term expires in December, 1999. Mr. Astrup replaces Robert Nyquist who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four (4) consecutive terms as a Director.



ITEM 5.  OTHER INFORMATION

American Crystal has invested $52.1 million as a 46% partner in ProGold Limited Liability Company (ProGold). ProGold operates a corn wet milling plant which produces high-fructose corn syrup (HFCS) sweetener. The plant started operation on October 25, 1996 with saleable product being produced on January 1, 1997.
The company originally anticipated ProGold would incur a $28 million loss during its initial year of operation. The current anticipated loss is in the range of $28 million to $32 million. American Crystal's share of the current projected loss is in the range of $12.9 million to $14.7 million. The additional loss is attributable to significantly lower market prices of HFCS, which is partially offset by lower than expected operating expenses.

Future changes in the market price of HFCS will significantly affect the future earnings of ProGold. Due to the unpredictable nature of the HFCS market, the future impact of the investment in ProGold on American Crystal's financial condition and results of operations is uncertain although that impact could be adverse.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are included herein.

The Company did not file any reports on Form 8-K during the nine months ended May 31, 1997.

                                      SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       AMERICAN CRYSTAL SUGAR COMPANY
                                       ------------------------------
                                                (Registrant)



Date:   July    , 1997                      -------------------------------
    ----------------------                  Samuel S. M. Wai
                                            Corporate Controller
                                            Duly Authorized Officer and
                                             Principal Financial Officer