Form 10-K
period 1997-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1997-11-28
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             /X/  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                           For the fiscal year ended
                                AUGUST 31, 1997
                                       or
           / /  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                            ------------------------

                                Commission File
                     Nos. 33-83868; 333-11693 and 333-32251

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                             ---------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            ------------------------

    As of November 21, 1997, 2,585 shares of the Registrant's Common Stock and 436,915 shares of the Registrant's Preferred Stock were outstanding. As there is only a limited, private market for shares of the Registrant's stock and the Registrant does not obtain information regarding the transfer price in transactions between its members, the Registrant is not able to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-83868), declared effective on November 23, 1994, from the Company's Annual Report of Form 10-K for fiscal year ending August 31, 1995, from the Company's Registration Statement on Form S-1 (File number 333-11693), declared effective on November 13, 1996 and from the Company's Registration Statement on Form S-1 (File number 333-32251) declared effective on October 25, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    American Crystal is a Minnesota agricultural cooperative corporation owned by approximately 2,586 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley. (The Red River Valley, the largest sugarbeet growing area in the United States, forms a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extends approximately 200 miles south from the border of the United States and Canada.) The Company currently processes sugarbeets from a base level of approximately 440,000 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year. By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and by-products, such as molasses and beet pulp. The sugar is pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative owned by its members, American Crystal, Southern Minnesota Beet Sugar Cooperative and Minn-Dak Farmers Cooperative. The Company's molasses, beet pulp and Concentrated Separated By-Product (CSB) (a by-product of the molasses desugarization process) are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota.

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

    American Crystal processes sugarbeets grown by its members in five factories located in the Red River Valley area of Minnesota and North Dakota. The growing area is divided into five factory districts, each containing one sugarbeet processing plant.

    The period during which the Company's plants are in operation to process sugarbeets into sugar and by-products is referred to as the "campaign." During the campaign, each of the Company's factories is operated twenty-four hours per day, seven days per week. The campaign is expected to begin in September, when a small portion of the sugarbeet crop is harvested, and continues until the available supply of beets has been depleted, which generally occurs in April or May of the following year. Based on current processing capacity, an average campaign lasts approximately 245 days, assuming normal crop yields.

    Once the sugarbeets are harvested, rapid processing is important to maximize sugar extraction and minimize spoilage. Members transport their crop by truck to receiving stations designated by the Company and receive a hauling allowance under the Grower's Contract. Beets are then stored in factory yards and at outlying piling stations until processed.

    American Crystal's total sugar production is presently influenced by the amount and quality of sugarbeets grown by its members, the processing capacity of the Company's plants and by the ability to store harvested beets. Most of the beet harvest is stored in piles. Although frozen sugarbeets may be stored for extended periods, beets stored in unprotected piles at temperatures above freezing must be processed within approximately 150 days. In most years, therefore, the cold weather in North Dakota and Minnesota offers an advantage to the Company as it permits the outdoor storage of sugarbeets in below-freezing weather conditions. By contrast, unprotected piles of sugarbeets would experience cycles of freezing and thawing and, therefore, be subject to some deterioration. Subject to such freeze and thaw cycles, beets on the exterior of piles freeze naturally. Beets near the center of the piles, however, may not freeze and thus may be subject to spoilage. The Company utilizes a process called "split pile storage" in which beets from the center of the piles are removed for processing first. Split pile storage permits more of the stored beets to freeze naturally.

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

    The Company's sugarbeet by-products include molasses and beet pulp. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feeds. The Company processes approximately one-half of its molasses through its molasses desugarization facility to extract additional sugar. The remaining molasses and CSB from the molasses desugarization process are marketed through Midwest Agri-Commodities Company and are sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds.

    The Company also has its own Seed Division, which has been in existence since the 1920's. The goal of the Seed Division is to ensure that the Company's shareholders have the highest quality sugarbeet hybrids available to maximize their production. Since the mid-1970s, American Crystal has had an effective working arrangement with Danisco Seed of Denmark. Exchange of germplasm between American Crystal and Danisco provides a wide genetic base in developing hybrids by both companies. The Seed Division markets its seed to sugarbeet growers in Michigan, Ohio, Montana, Wyoming, Colorado, Nebraska, Idaho, Oregon and Washington.

RECENT CROPS

    The sugarbeet crop grown during 1997 produced a total of approximately 18.6 tons of sugarbeets per acre from roughly 463,000 acres. That production exceeded the ten-year average of 16.9 tons per acre for the years from 1987 through 1996. The sugar content of the 1997 crop was 17.59%, in comparison to a ten year average for the applicable period of 17.39%. The Company has begun processing the sugarbeets produced in the 1997 crop and expects to produce a total of approximately 23.1 million hundredweight of sugar from that crop.

    The sugarbeet crop grown during 1996 produced a total of approximately 18.1 tons of sugarbeets per acre from roughly 459,000 acres. That production exceeded
16.8 tons per acre, which is the ten-year average of tons per acre for the years from 1986 through 1995. The sugar content of the 1996 crop was 17.3%, in comparison to a ten year average for the applicable period of 17.5%. The Company produced a total of roughly 22.2 million hundredweight of sugar from the 1996 sugarbeet crop.

    American Crystal's members harvested approximately 8.0 million tons of sugarbeets from 430,000 acres for the 1995 crop. The approximately 18.7 ton per acre crop yield was higher than the then-current 16.6 ton per acre 10 year average. Sugar content for the 1995 crop was approximately 16.4%, which is 1.1% lower than the then-current ten year average of 17.5%. Beet processing began on September 7, 1995 and the Company produced 20.2 million hundredweights of sugar during the 1995-1996 campaign.

    For a discussion of the 1996, 1995 and 1994 crops and results of operations for fiscal years 1997, 1996 and 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

MARKET AND COMPETITION

    According to United States government estimates, the United States market for sugar during the year beginning on October 1, 1995 and ending on September 30, 1996 totaled approximately 176 million hundredweights of sugar. That estimate suggests the continuation of a trend of growth in the market in recent years at a compounded rate of approximately 2% per year. For example, from a market of approximately 146 million hundredweights in 1986, the total domestic market grew to a total of approximately 180 million hundredweights in 1996. Given the size of the total market, the Company's sugar production and sales represented slightly more than 11.1% of the total domestic market for refined sugar in 1994 and 1995.

    The growth in the market for refined sugar in the late 1980s and the early 1990s is a reversal of trends in the 1970s and early 1980s which resulted in a reduced market for refined sugar. During the 1970s and early 1980's, high fructose corn syrup was increasingly used as a replacement for refined sugar in certain food products. (The prime example of this trend was the use of high fructose corn syrup in beverages such as soft drinks.) In addition, non-nutritive sweeteners such as aspartame were developed and used in food products. While high fructose corn syrup and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the recent trend of increased use of refined sugar results from population growth and increased acceptance of the use of sugar as a desirable natural ingredient in a normal diet.

    The trends described in the preceding paragraph are illustrated by the following chart:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

MILLION SHORT TONS RAW VALUE
1981/2                            9.206
1982/3                            8.874
1983/4                            8.578
1984/5                            8.097
1985/6                            7.794
1986/7                            8.046
1987/8                            8.193
1988/9                            8.264
1989/0                            8.531
1990/1                            8.901
1991/2                            9.006
1992/3                            9.197
1993/4                            9.333
1994/5                            9.337
1995/6                            9.700

    Company's main competitors in the domestic market are beet sugar processors including Holly Sugar Corporation (a division of Imperial Holly Corporation), Western Sugar Company (a subsidiary of Tate & Lyle, PLC.), Amalgamated Sugar Company, Michigan Sugar Company (wholly-owned by Savannah Foods and Industries, Inc.) and Monitor Sugar Company, Inc. The Company's products also compete with cane sugar refined by Savannah Foods and Industries, Inc., Hawaiian Sugar Company, U.S. Sugars, Imperial Holly Corporation and Domino Sugar (a subsidiary of Tate & Lyle, PLC). Because sugar is a fungible commodity, competition for sales volume is based primarily upon price, customer service and reliability.

    According to USDA statistics, the Red River Valley is generally one of the most cost efficient sugarbeet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other producers of sugar in the United States. In spite of this competitive advantage, substitute products and sugar imports could have a material and adverse effect on the Company's operations in the future.

    Consumption of corn sweeteners is projected to grow at an annual rate of 4 to 5% over the next five years. However, as noted elsewhere herein, forward-looking statements such as the projected increase in the consumption of corn sweeteners are subject to uncertainty. Food manufacturers are currently increasing their research and development budgets to expand their ingredients to include corn sweeteners. Information received by the Company from industry experts suggests that a number of companies are switching some of their corn sweetener production capacity into the production of additives for functional foods. These additives may include B complex, lysine, glycerin, and various vitamins.

GOVERNMENT PROGRAMS AND REGULATION

    Domestic sugar prices are supported under a program administered by the USDA. Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"), the price of sugar is maintained above the price at which producers could forfeit sugar to repay nonrecourse loans obtained through the Commodity Credit Corporation (the "CCC"). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. Under the "Tariff Rate Quota" implemented October 1, 1990, sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16 cents per pound prior to shipment. (To date, only minute quantities of sugar have been imported under this higher tariff level.)

    The Uruguay Round agreement under the General Agreement on Tariffs and Trade
(GATT) mandates imports of at least 1,257,000 short tons of sugar per year into the United States. The FAIR Act maintains the basic 18 cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 1996 through 2002. Price support loans are to be made on a non-recourse basis provided that United States sugar imports for domestic usage exceed 1.5 million short tons raw value in a given fiscal (October through September) year. Loans made on a non-recourse basis enable the sugar processor to forfeit sugar to the CCC if sugar prices are below the loan rate. If imports during a given year are less than 1.5 million short tons, loans must be made on a recourse basis, meaning that processors will not be able to forfeit sugar to the CCC at its full loan value. In order to recover the full value of a recourse loan, the CCC could require that cash or other assets be provided in addition to the sugar used as collateral when the loan is made. Another provision of the FAIR Act is a one cent per pound penalty paid by processors if the processor defaults on sugar price support loans.

    The nature and scope of future legislation affecting the sugar market cannot be predicted and there can be no assurance that price supports will continue in their present form. If the price support program, including the Tariff Rate Quota system described above, were eliminated in its entirety or if the protection the United States' price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation, if the Company were not able to adopt strategies which would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company's continued viability and the desirability of growing sugarbeets for delivery to the Company. Such events could significantly impair the value of the shares of Preferred Stock in which are embodied the right and obligation to deliver sugarbeets.

MARKETING, CUSTOMERS AND PRICES

    Since January, 1994, American Crystal's sugar has been marketed by United Sugars Corporation, a cooperative common marketing agency. United Sugars Corporation was formed in late 1993, at which time American Crystal contributed approximately $6,880,000, in the form of certain assets, to the capital of United Sugars Corporation. In exchange for that capital contribution, the Company received an ownership interest of approximately 69%. (American Crystal's representatives on the United Sugars Corporation Board of Directors total one-third of the members of the United Sugars Corporation Board of Directors and, therefore, American Crystal does not possess a controlling interest in the day-to-day affairs of United Sugars Corporation, except to the extent that certain Board actions must also be approved by the members of the association including, for example, mergers or consolidations, sales or liquidations of substantially all of the association's assets, and dissolution of the association.) Upon completion of the incorporation and capitalization of United Sugars Corporation, American Crystal entered into a "Uniform Member Marketing Agreement" with United Sugars Corporation. Under that agreement, the sugar produced by American Crystal is pooled with sugar produced by Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative and is then sold through the efforts of United Sugars Corporation. The

Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the various members on a patronage basis.

    On September 15, 1997, United Sugars Corporation entered into a Transaction Agreement with United States Sugar Corporation ("USSC"), a grower of sugar cane and other agricultural products, providing for the admission of USSC as a member of United Sugars Corporation. As of the date of this annual report, all documents necessary for closing on the Transaction Agreement have been delivered into escrow and a final closing is expected to occur by mid-December 1997. At such time as USSC formally becomes a member of United Sugars Corporation, United Sugars Corporation and USSC will enter into a Uniform Cane Sugar Marketing Agreement, which will provide that USSC will market all of its refined sugar through United Sugars Corporation. At such time, existing members of United Sugars Corporation, including the Company, will be required to enter into amended marketing agreements reflecting the admission of USSC. With the admission of USSC, United Sugars Corporation will be able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a large geographical area.

    In 1993 and earlier years, American Crystal marketed most of its sugar through direct sales efforts, supplemented by the efforts of sugar brokers retained by the Company. Since 1994, the Company has marketed its sugar exclusively through United Sugars Corporation. The Company's sugar is sold in bulk, as liquid sugar and in cartons and bags ranging in size from 1 to 100 pounds.

    The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. For the fiscal year ended August 31, 1997, 88% (by weight) of the Company's sugar production was sold to industrial users. The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the "Crystal Sugar" brand name and various private labels for household consumption.

    A recently-executed licensing agreement with Pillsbury Company will allow United Sugars Corporation to sell sugar nationwide under the "Pillsbury" name. United Sugars Corporation has indicated that it believes that the opportunity to distribute sugar nationwide under the Pillsbury name will allow the expansion of its presence in the consumer portion of the sugar market, with the goal of expanding the portion of its members' sugar sold in that higher margin segment of the sugar market.

    Customers are located primarily in Illinois, Minnesota, Iowa, Wisconsin, Pennsylvania, Michigan, Indiana, Ohio, Missouri and Tennessee. During fiscal 1997, the Company's 10 largest customers purchased approximately 57.9% (by weight) of the Company's sugar sold.

    The prices at which United Sugars Corporation sells the Company's sugar fluctuates periodically based on changes in domestic sugar supply and demand. The largest proportion of American Crystal's sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot price basis. Sugar prices were at a premium in 1996 due to sugarbeet shortages and insufficient refinery capacity. During 1997 sugar prices decreased due to increased production in the sugar industry and larger import quotas.

    American Crystal markets dried beet pulp, molasses and CSB through Midwest Agri-Commodities Company, a cooperative whose members are American Crystal, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 1997, the majority of American Crystal's pulp production was exported to Japan and Europe. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. By-product sales accounted for approximately 11% of the Company's total revenues during fiscal 1997. This relationship is primarily a function of the average market prices for sugar, pulp and molasses and is not necessarily indicative of future relationships between by-product and sugar revenues, because prices of these commodities fluctuate independently of each other.

    For a short period of time in the early 1990s, the Company (through United Sugars Corporation) sold a portion of its sugar in the Canadian market. Due to the imposition of significant duties, the Company does not currently consider Canada to be a market for its products. The Company believes that consumption in the United States represents an adequate market for the Company's sugar.

GROWERS' CONTRACTS

    American Crystal purchases virtually all of its sugarbeets from members under contract with the Company. All members have five-year contracts with the Company covering the growing seasons of 1993 through 1997 (the "Growers' Contracts"). Each member will be obligated to enter into a new five-year contract for subsequent years. In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year. Each share of Preferred Stock held by a member entitles that member to grow one acre of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage which may be planted for each share of Preferred Stock held by the members. However, it is management's current intention and recommendation to the Board of Directors that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio of 1 to 1 for the foreseeable future, subject to tolerances for overplanting and underplanting established by the Board each year.

    The total price for sugarbeets paid to a member (the "Net Beet Payment") is based on the "Gross Beet Payment," as adjusted by certain allowances, costs and deductions. The Gross Beet Payment is the value of recovered sugar from the beets a member delivers plus the member's share of by-product revenues, minus the member's share of member business operating costs, including depreciation and interest. The following allowances, costs and deductions, if applicable, are used to adjust the Gross Beet Payment to arrive at the Net Beet Payment: hauling allowance program costs, early delivery allowance program costs, minimum payment allowance program costs, and unit retains. Growers are paid a hauling allowance based on the distance they must transport beets for delivery to the Company and may also receive minimum beet payments and an allowance for early delivery of beets prior to the commencement of the stockpiling of harvested sugarbeets. The costs of these programs are shared among members on the basis of the net tonnage of beets delivered by each member.

    Under the current Growers' Contracts, payments to members for sugarbeets must be made in at least four installments: (i) on or about November 15, the Company pays its members an amount equal to 60% of the Company's estimate of the grower's Net Beet Payment; (ii) on or about March 31, the Company pays an amount which combined with the November payment equals 85% of the estimated Net Beet Payment; (iii) on or about September 30, the Company pays an amount which combined with the November and March payments equals 95% of the estimated Net Beet Payment; and (iv) not more than 15 days after completion and acceptance of the audit of the Company's annual financial statements, the Company pays the remainder of the member's Net Beet Payment. Except for unit retains, the Company must pay to members for their sugarbeets all proceeds from the sale of sugar and by-products in excess of related member business operating costs, as described above.

    The following tables summarize the "Gross Beet Payment" and "Net Beet Payment" and the "Sugar Content of Sugarbeets" for each of the last 10 completed fiscal years, respectively:

                            1988       1989       1990       1991       1992       1993       1994       1995       1996
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                 DISTRIBUTION OF NET PROCEEDS--TOTALS (IN THOUSANDS)
Net Proceeds............  $ 270,736  $ 216,878  $ 209,510  $ 259,229  $ 269,388  $ 303,842  $ 261,571  $ 320,549  $ 310,206
Non-Member
  (Income)/Loss.........       (802)       844        698      1,058      1,075         77        544         15        396
Hauling Allowance.......      5,769      3,482      3,900      4,140      5,522      5,413      4,531      6,144      6,038
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Beet Payment......  $ 275,703  $ 221,204  $ 214,108  $ 264,427  $ 275,985  $ 309,332  $ 266,646  $ 326,708  $ 316,640
Unit Retains............     (9,610)    (7,316)    (7,995)    (8,010)   (10,364)   (20,223)   (19,328)   (16,648)   (16,040)
Member Tax ADJ, Net.....     (3,141)     1,908      1,922        589        676        447     12,585      5,621          0
Hauling Allowance.......     (5,769)    (3,482)    (3,900)    (4,140)    (5,522)    (5,413)    (4,531)    (6,144)    (6,038)
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Beet Payment........  $ 257,183  $ 212,314  $ 204,135  $ 252,866  $ 260,775  $ 284,143  $ 255,372  $ 309,537  $ 294,562
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                 DISTRIBUTION OF NET PROCEEDS--PER TON HARVESTED(1)
Net Proceeds............  $   42.22  $   44.44  $   39.27  $   48.50  $   38.95  $   45.03  $   40.55  $   38.47  $   38.64
Non-Member
  (Income)/Loss.........      (0.12)      0.17       0.13       0.20       0.16       0.01       0.09       0.00       0.05
Hauling Allowance.......       0.90       0.71       0.73       0.77       0.80       0.80       0.70       0.74       0.75
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Beet Payment......  $   43.00  $   45.32  $   40.13  $   49.47  $   39.91  $   45.84  $   41.34  $   39.21  $   39.44
Unit Retains............      (1.50)     (1.50)     (1.50)     (1.50)     (1.50)     (3.00)     (3.00)     (2.00)     (2.00)
Member Tax ADJ, Net.....      (0.49)      0.39       0.36       0.11       0.10       0.07       1.95       0.68       0.00
Hauling Allowance.......      (0.90)     (0.71)     (0.73)     (0.77)     (0.80)     (0.80)     (0.70)     (0.74)     (0.75)
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Beet Payment........  $   40.11  $   43.50  $   38.26  $   47.31  $   37.71  $   42.11  $   39.59  $   37.15  $   36.69
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                           SUGAR CONTENT OF SUGARBEETS(1)
Tons Harvested (In
  Thousands):...........      6,413      4,881      5,336      5,345      6,915      6,748      6,450      8,332      8,029
Tons Purchased Per Acre
  Harvested:............       19.3       13.4       14.5       13.4       17.4       16.9       16.3       20.2       18.7
Sugar Content of
  Beets:................       18.1%      18.2%      16.7%      18.6%      17.0%      18.0%      17.6%      16.8%      16.4%

                            1997
                          ---------

Net Proceeds............  $ 366,756
Non-Member
  (Income)/Loss.........     18,074
Hauling Allowance.......      6,893
                          ---------
Gross Beet Payment......  $ 391,723
Unit Retains............    (16,611)
Member Tax ADJ, Net.....          0
Hauling Allowance.......     (6,893)
                          ---------
Net Beet Payment........  $ 368,219
                          ---------
                          ---------

Net Proceeds............  $   44.12
Non-Member
  (Income)/Loss.........       2.17
Hauling Allowance.......       0.83
                          ---------
Gross Beet Payment......  $   47.12
Unit Retains............      (2.00)
Member Tax ADJ, Net.....       0.00
Hauling Allowance.......      (0.83)
                          ---------
Net Beet Payment........  $   44.29
                          ---------
                          ---------

Tons Harvested (In
  Thousands):...........      8,313
Tons Purchased Per Acre
  Harvested:............       18.1
Sugar Content of
  Beets:................       17.3%

------------------------------

(1) Information provided with respect to net proceeds, gross beet payment, net beet payment, tons harvested per acre and sugar content of beets represents an average of the financial and production results experienced by the Company's members. As described elsewhere in this annual report, the return to members for their sugarbeets is based upon the value of the recovered sugar from the beets delivered to the Company by each member. As a result of variations in the sugar content of the sugarbeets delivered by the various members to the Company, the payments received by the various members also vary.

RESEARCH AND DEVELOPMENT

    American Crystal operates a research complex in Moorhead, Minnesota. The Research Center is primarily involved in the development of technologies related to improved factory operations, development of process efficiency technology, and development of new technologies in beet seeds. The Company's research and development expenses for 1997, 1996 and 1995 were approximately $4,387,000, $4,535,000 and $4,669,000, respectively.

    In recent years research conducted by the Company has been diversified into technical services and agriculture research. Technical services has focused primarily on the testing and evaluation of technologies related to improved factory operations and development of process efficiency concepts. Technical services research also concentrates on developing tests and recommending instrumentation for use in monitoring beet sugar processes, including molasses desugarization. The results of these efforts will allow plant operators to be proactive and to react to problems quickly, thereby improving the overall recovery of sugar from the beets.

    The Company is also engaged in ongoing research with respect to beet seed. This research focuses primarily on the development of agricultural practices for the piling and storage of sugarbeets, as well as the monitoring and treatment of sugarbeet diseases and insect infestations. Additionally, coded variety testing and reporting are key services this area provides for the growers. The results of this testing is critical in assisting growers' decision making during the selection of beet seed for planting. The Company and its members also contribute resources to a number of public research institutions for general research related to sugarbeets and their use. Those institutions include North Dakota State University, University of Minnesota, University of Minnesota Crookston, the Beet Sugar Development Foundation and programs operated by the USDA.

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

    The Company was cited in July 1994 by the State of Minnesota for non-compliance with nitrous oxide emissions from the pulp driers at the East Grand Forks facility. The notice of violation indicated that the operation of the East Grand Forks facility created emissions in excess of those described in the permit previously granted by the Minnesota Pollution Control Agency ("MPCA") for that facility. The East Grand Forks facility subsequently converted to the use of natural gas, rather than coal. The conversion to natural gas has resulted in lower nitrous oxide emissions, in compliance with MPCA limits. The MPCA has sent the Company a letter stating that the Company's nitrous oxide emissions from the East Grand Forks facility are currently in compliance with MPCA limits.

    The Company has converted the pulp drier operations in three of its five factories. The conversion from coal to natural gas will allow the Company to operate the driers in compliance with state and federal requirements. The conversion for East Grand Forks was completed in 1995. The conversion for the Moorhead and Crookston facilities was completed in 1996.

    A notice of violation was received in April 1995, from the State of North Dakota regarding emissions from the pulp drier at the Hillsboro factory. The Company retested emissions from the drier and is in compliance with North Dakota emission limits.

JOINT VENTURE WITH PROGOLD LIMITED LIABILITY COMPANY

    American Crystal is one of three members of ProGold Limited Liability Company ("ProGold"). ProGold was formed in July, 1994 as a limited liability company to serve as a joint venture mechanism for the Company, Minn-Dak Farmers Cooperative and Golden Growers Cooperative, a North Dakota cooperative association comprised of corn producers. The joint venture was formed to construct and operate a corn wet-milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various by-products. ProGold's plant, which became operational in late 1996, is currently fully operational and has obtained certification from its significant customers.

    American Crystal contributed a total of approximately $48 million for its membership interest in ProGold and received a 46% interest in ProGold. Golden Growers Cooperative contributed approximately $51 million in exchange for a 49% interest in ProGold, while Minn-Dak Farmers Cooperative made a capital contribution of approximately $5.2 million in exchange for a 5% interest in ProGold. Under the terms of the ProGold Member Control Agreement, in each year after September 1, 1997, the ProGold Board of Governors can require that the three members of ProGold provide additional capital contributions in an aggregate amount not to exceed $5 million per year, with each member obligated to provide a portion of that capital contribution proportionate to its ownership interest in ProGold. As a result, the

Company could be required to make annual contributions in an amount of up to $2.3 million per year, based on the Company's ownership of a 46% interest in ProGold. Any other capital contributions can be required only with the prior written consent of all of ProGold's members, including the Company.

    Representatives of ProGold, the Company, Minn-Dak Farmers Cooperative and Golden Growers Cooperative have entered into various agreements relating to the ownership and operation of ProGold and the corn wet-milling plant. The contracts include (i) contract marketing agreements under which United Sugars Corporation and Midwest Agri-Commodities Company would market various products on behalf of ProGold, (ii) Uniform Member Marketing Agreements under which American Crystal, Minn-Dak Farmers Cooperative and Golden Growers Cooperative are obligated to deliver to ProGold the corn to be processed at the processing plant and (iii) administrative services agreements under which the Company provides services such as accounting, financial planning support and human resources services to both ProGold and Golden Growers Cooperative.

    The Uniform Member Marketing Agreement between American Crystal & ProGold was cancelled on Oct. 29, 1997. Under the arrangements, the Company was responsible for providing corn to ProGold in proportion to the Company's ownership interest in ProGold. As a result, the Company was required to provide 46% of the corn used at ProGold's facility. In years when the ProGold facility is operating at full capacity, the Company would have been required to deliver approximately 13.8 million bushels of corn to ProGold. Under the Company's agreements with ProGold, the Company did not receive payment for the corn upon delivery. Instead, the Company would have received payment of its proportionate share of ProGold's revenues from the sale of corn sweeteners and related products, less its proportionate share of ProGold's operating expenses (which will not include the cost of corn.) The distribution of ProGold's net revenues was intended to provide both compensation for the corn delivered to ProGold by the Company and the Company's share of ProGold's profits, if any. While ProGold intended to distribute net revenues to its members as soon as possible following receipt of proceeds from the sale of its products, the Company anticipated that it would have received periodic distributions from ProGold during each year, with a final distribution to be made following the close of ProGold's fiscal year. To the extent that ProGold's operations did not result in a profit, the Company would have received distributions from ProGold in an amount less than the Company's cost to acquire the corn delivered to ProGold for processing.

    ProGold and Cargill, Incorporated ("Cargill") have entered into a lease of ProGold's corn wet-milling plant to Cargill. The lease commenced on November 1, 1997, and will terminate on December 31, 2007. Under the arrangement, the Company and its ProGold partners will retain ownership of the plant, while Cargill will operate the plant. ProGold will receive rental payments in a base amount fixed for each year during the term of the lease. ProGold will also receive supplemental rent equal to fifty percent (50%) of the amount by which earnings before taxes from Cargill's operation of the facility exceeds a contractually-specified base amount. Under the terms of the lease, Cargill has also entered into a corn supply agreement with ProGold, pursuant to which ProGold will be obligated to deliver approximately 15.6 million bushels of corn per fiscal year. Cargill will pay ProGold a market price for any corn delivered to Cargill under the corn supply agreement. The lease specifies a variety of alternatives which may take effect upon expiration of the initial term of the lease. ProGold and Cargill could negotiate a ten year extension of the lease upon mutually agreeable terms and conditions, ProGold could offer to sell the facility to Cargill at a fair market value or ProGold could offer to sell Cargill a fifty percent (50%) ownership interest in ProGold. If the parties are unable to agree upon the terms and conditions of any such transaction, ProGold can enter into a similar transaction with a third party. However, in each case, including a lease of the facility to a third party, Cargill would have the first right to engage in the proposed transaction upon the same terms as agreed to by the third party.

    If ProGold is successful in generating profits for distribution to is members, those distributions would become the property of the Company. Under the Company's Articles of Incorporation and Bylaws, the return, if any, from the Company's involvement with ProGold would be classified as amounts received from "non-patronage" sources. The Company's Bylaws currently provide that any non-patronage net income is to become the property of the Company and is not to be distributed directly to the members of the Company. Distributions from ProGold could, in the discretion of the Company's Board of Directors, yield benefits to the Company's members through such means as future reductions of annual unit retain amounts, repayment of unit retains in advance of the current seven year repayment schedule and the use of such returns, if any, for capital investment in the Company. To date, the Company's Board of Directors has not adopted any resolutions or made any commitments regarding the distribution of non-patronage revenues directly to the Company's members or the application of any such amounts for the indirect benefit of the Company's members. As described above, any decisions regarding the application of distributions received by the Company from ProGold will be made in the discretion of the Company's Board of Directors.

EMPLOYEES

    As of August 31, 1997, American Crystal had 1,202 full-time employees, of which 985 were hourly and 217 were salaried. The Company also had 38 part-time employees. In addition, the Company employs approximately 1,466 additional hourly seasonal workers during the sugarbeet harvest and approximately 518 hourly seasonal workers during the remainder of the sugarbeet processing campaign.

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

    Substantially all employees who meet eligibility requirements of age and length of service are covered by one of the Company's two retirement plans. Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans. The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death. The Company's policy is to fund pension costs accrued, and the plans were fully funded for vested benefits as of February 28, 1997, the end of the most recent plan year. Union and nonunion employees are also eligible to participate in 401(k) savings plans.

ITEM 2.  PROPERTY AND PROCESSING FACILITIES

    American Crystal operates five sugarbeet processing factories in the Red River Valley. The factories are located in Crookston, East Grand Forks and Moorhead, Minnesota and Drayton and Hillsboro, North Dakota. American Crystal owns all of its factories and the land on which they are located. The factories range in size from 150,000 to 400,000 square feet and have a combined beet processing capacity, expressed in terms of quantity of sugarbeets which may be sliced into strips or "cossettes," of approximately 30,400 tons per day. The Crookston, Minnesota plant has a capacity of 5,300 tons of sugarbeets per day, the East Grand Forks, Minnesota plant has a capacity of 8,000 tons of sugarbeets per day and the Moorhead plant has a capacity of 5,300 tons of sugarbeets per day. The Company's Hillsboro, North Dakota plant has a capacity of 5,900 tons of sugarbeets per day, while the Drayton, North Dakota plant has a capacity of 5,900 tons of sugarbeets per day. Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated and cold storage sites. However, only approximately 20% of the sugarbeet crop is stored in either ventilated storage sites or cold storage facilities. Each processing factory includes the washing and slicing equipment necessary to cut the sugarbeets into cossettes, the diffusers necessary to extract sugar from the cossettes in the form of "raw juice" and the purification systems necessary to remove impurities from the raw juice. The factories also contain the evaporators and vacuum pans necessary to thicken the raw juice and then to crystalize the sugar. Each factory also contains the centrifuges and dryers necessary to complete the process. The Company's sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories. Each of the Company's facilities is currently operating at or near its capacity. The capital expenditures discussed in "Use of Proceeds", along with additional efforts to increase processing capacity at the Company's facilities, will enable the Company to increase its sugarbeet processing capacity to process the additional sugarbeets to be delivered in connection with the shares of Preferred Stock issued in the offering described herein.

    In 1996, the Company completed a number of capital improvements to its sugar factories. For example, beet storage facilities and refined sugar conditioning/storage bins were added at both the Hillsboro and Drayton factories. (The beet storage facilities allow for expanding acres by extending the length of the beet slicing campaign. The sugar conditioning/storage bins are used to condition and store refined sugar.) A clarifier mud press was added to the Moorhead factory to help reduce odors. The Moorhead factory also completed a sugar screening station project designed to improve the packaging operations there. A new beet piler was purchased for the Drayton factory district to increase beet receiving capacity and efficiency. New juice purification stations have been added at Drayton, Crookston and Moorhead. Evaporation equipment at Hillsboro and East Grand Forks has been upgraded.

    The Board of Directors has approved funding for a number of capital expenditures aimed at enhancing the Company's processing capacity. From the date hereof until August 31, 1998, the Company proposes to spend a total of up to $56.9 million on increasing the ability of the current Hillsboro processing facility to slice sugarbeets by approximately 1,800 tons per day. In addition, the Company plans to increase its total number of beet storage facilities.

    The Company is currently contemplating the formation of a joint venture for the purpose of constructing a molasses desugarization plant at one of its plants, which would allow the Company to desugar the balance of its molasses to extract additional sugar. Currently, approximately one-half of the Company's molasses is desugared. The Company's goal in entering into a joint venture to construct the molasses desugarization plant is to reduce the Company's average cost of sugar production, through the use of current separation technologies. Although the Company's Board of Directors has approved the strategic initiative of constructing the desugarization plant, the specific terms of a joint venture have not yet been adopted and the Company has not entered into any agreements or letters of intention or understanding with respect to the proposed joint venture. The facility is anticipated to cost between $90 million and $100 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company's shares have been transferred.

    The purchase of the Common Stock and Preferred Stock should be considered a long-term decision by each prospective member. Because the number of acres of sugarbeets a member may grow for sale to the Company is directly related to the number of shares of Preferred Stock owned, a limited, private market for Preferred Stock exists. However, it is not anticipated that a general public market for the Company's shares of Common Stock or Preferred Stock will develop due to the limitations on transfer and the various membership requirements which must be satisfied in order to acquire such shares.

    A member desiring to sell his or her Common Stock or Preferred Stock must first offer them to the Company for purchase at par value. If the Company declines to purchase such shares, either class may be sold to a new member (i.e., another farm operator not already a member) and Preferred Stock may be sold to one or more existing members or farm operators approved for membership, in each case subject to approval by the Board of Directors. To date, the Company's Board of Directors has not exercised the Company's right of first refusal to purchase shares offered for sale by its members. In the absence of the exercise of such right of first refusal, the Company is aware of sales of Preferred Stock at prices in excess of the par value of those shares. However, as the Company does not require parties seeking approval for transfers to provide information regarding the transfer price, the Company does not possess verifiable information regarding the transfer price involved in recent transfers of the Company's Preferred Stock. See "Description of Common Stock and Preferred Stock."

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report.

                                                                       FISCAL YEAR ENDED AUGUST 31,
                                                     ----------------------------------------------------------------
                                                       1997       1996       1995       1994       1993       1992
                                                     ---------  ---------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT FOR RATIOS)

Revenues...........................................  $ 677,004  $ 688,012  $ 605,960  $ 563,420  $ 542,665  $ 545,220
Net Proceeds Before Accounting Change..............  $ 366,756  $ 310,206  $ 320,549  $ 273,785  $ 303,842  $ 269,388
Cumulative Effect of Accounting Change(1)..........     --         --         --      $ (12,214)    --         --
Net Proceeds(2)....................................  $ 366,756  $ 310,206  $ 320,549  $ 261,571  $ 303,842  $ 269,388
Total Assets.......................................  $ 581,504  $ 465,136  $ 420,890  $ 324,469  $ 303,318  $ 278,989
Long-Term Debt, including current maturities.......  $ 204,600  $ 190,919  $ 119,029  $ 115,834  $  98,039  $  91,615
Members' Investments...............................  $ 175,928  $ 152,136  $ 142,047  $ 115,609  $ 120,113  $ 107,679
Property and Equipment Additions, net of
  retirements......................................  $  70,101  $  43,168  $  48,394  $  50,824  $  35,659  $  42,046
Working Capital....................................  $  45,652  $  32,071  $  28,046  $  30,859  $  32,819  $  27,254
Ratio of Long-Term Debt to Equity(3)...............     1.07:1     1.17:1      .75:1      .88:1      .71:1      .71:1
Ratio of Net Proceeds to Fixed Charges(4)..........       13.3       14.3       11.6       15.0       14.2       15.0

                                                                                 FISCAL YEAR ENDED AUGUST 31
                                                         ---------------------------------------------------------------------------
PRODUCTION DATA(5)                                         1997       1996       1995       1994       1993       1992       1991
-------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Acres harvested........................................        459        429        413        396        400        397        400
Tons purchased.........................................      8,313      8,029      8,332      6,450      6,748      6,915      5,345
Tons purchased per acre harvested......................       18.1       18.7       20.2       16.3       16.9       17.4       13.4
Net beet payment per ton of sugarbeets purchased, plus
  unit retains.........................................  $   46.29  $   38.69  $   39.15  $   42.59  $   45.11  $   39.21  $   48.81
Sugar hundredweight--
  Produced.............................................     22,465     19,947     21,369     18,093     18,979     16,474     15,057
  Sold, including purchased sugar......................     20,579     22,179     19,702     19,450     17,957     17,262     14,936
  Purchased sugar sold.................................        869        490        509        293         81        195         15
Pulp and molasses tons--
  Produced.............................................        690        651        643        488        667        724        570
  Sold.................................................        618        638        659        472        688        706        569

------------------------------

(1) During 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions" and Financial Accounting Standards No. 112, "Employers Accounting for Post-Employment Benefits." The cumulative effect of application of the new standards resulted in the reduction of net proceeds shown above for the year ended August, 1994. See note number 8 to the Financial Statements for the fiscal year ended August 31, 1996, for a more detailed description of the accounting change.

(2) Net Proceeds are the Company's gross revenues, less the costs and expenses of producing and marketing sugar, by-products and beet seed, but before payments to members for sugarbeets. Payments to be made to members for the delivery of sugarbeets are liabilities of the Company. (For a more complete description of the calculation of Net Proceeds, see "Description of Business Growers' Contracts.")

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

(5) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 1997 relates to the crop of 1996).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This Report contains forward-looking statements regarding, among other items, the Company's growth strategy and anticipated trends in the Company's business. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described elsewhere herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

    Because American Crystal operates as a cooperative, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to American Crystal and are net of unit retains allocated to them, both of which remain available to meet American Crystal's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). American Crystal has a long-term debt commitment with the Bank in 1997 of $216 million. The Company also has a seasonal line of credit with the Bank of $240 million, including any amounts obtained through issuance of instruments in its commercial paper program. American Crystal also has a line of credit with Norwest Bank for $10 million. The Company utilizes a commercial paper program, which provides for short-term borrowings of up to $75 million.

RESULTS OF OPERATIONS

    INDUSTRY ENVIRONMENT

    During most of the 1970s and 1980s, the sweetener industry witnessed two significant trends: the increase in consumption of non-nutritive sweeteners, principally aspartame, and the increased use of high fructose corn syrup (HFCS) in place of refined sugar (sucrose) in certain food products, primarily beverages.

    During the late 1980s and the early 1990s, the domestic consumption of U.S. sugar continuously increased, from 146 million hundredweights in 1986 to 180 million hundredweights in 1996. The growth has been at a compounded rate of approximately 2% a year during that period, although sugar consumption is currently growing at a rate of approximately 1.6% per year. The Company believes that this recent market trend has been due to population growth and general acceptability of sugar as a desirable natural ingredient of a normal diet.

    Consumption of corn sweeteners is projected to grow at an annual rate of 4 to 5% over the next five years. Food manufacturers are currently increasing their research and development budgets to expand their ingredients to include corn sweeteners. Information received by the Company from industry experts suggests that a number of companies are switching some of their corn sweetener production capacity into the production of additives for functional foods. These additives may include B complex, lysine, glycerin, and various vitamins.

    The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar. These market factors are influenced by a variety of forces, including sugarbeet production, weather conditions and United States farm and trade policy, that the Company is unable to predict. See "Business Government Programs and Regulations." In addition, weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing. Sugar prices are currently at a premium due to sugarbeet shortages and insufficient refinery capacity during 1995 and 1996.

COMPARISON OF THE YEAR ENDED AUGUST 31, 1997 AND 1996

    Revenue for the year ended August 31, 1997, was $677 million, a decrease of $11 million from the same period in 1996. Revenue from total sugar sales decreased 1.8% reflecting a 7.2% decrease in hundredweight sold and a 5.9% increase in the average selling price per hundredweight. Revenue from pulp sales increased 5.1% due to a 2.9% increase in the volume of pulp sold and a 2.1% increase in the average selling price per ton. Revenue from molasses sales decreased 11.5% due to a 12.3% decrease in the volume of molasses sold partially offset by a .9% increase in the average selling price per ton. Revenue from Concentrated Separated By-Product (CSB) increased 21.2% due to a 10.3% decrease in the volume of CSB sold and a 35.5% increase in the average selling price per ton.

    Cost of product sold, exclusive of payments to members for sugarbeets, decreased $79.9 million. The decrease was primarily due to the amount of products sold compared to the prior year which was partially offset by increased direct processing costs. Changes in product inventory levels decreased the cost of product sold by $103 million. The cost associated with sugar purchased to meet customer needs was up $1.1 million due to the short supply of inventory at the beginning of the fiscal year. Fixed and committed expenses increased by 4.7% due to higher depreciation costs.

    Selling expenses decreased $10.5 million. The decrease is attributable primarily to the decrease in the volume of sugar and by-products sold. General and Administrative expenses decreased $2.7 million due primarily to lower outside services and other general cost decreases.

    Interest expense increased $7.1 million from $11.2 million during the year ended August 31, 1996, to $18.3 million for the same period in 1997. This resulted from higher average borrowing levels for long and short-term debt.

    Non-member business activities resulted in a loss of $18.1 million for the year ended August 31, 1997 as compared to a loss of $396,000 for the same period in 1996. The majority of this loss is related to American Crystal's investment in ProGold Limited Liability Company.

    Payments to members for sugarbeets increased by $73.6 million from $294.6 million during the year ending August 31, 1996 to $368.2 million during the same period in 1997. The increase is attributable to an increase in the sales price for the Company's products, a reduction in the Company's expenses and additional tons harvested.

COMPARISON OF THE YEARS ENDED AUGUST 31, 1996, AND 1995

    Revenue for the year ended August 31, 1996, was $688.0 million, an increase of $82.0 million from 1995. Revenue from total sugar sales increased 15.4%, reflecting a 12.6% increase in hundredweight sold and a 2.5% increase in the average selling price per hundredweight. Revenue from pulp sales decreased 7.5%, due to a 16.9% decrease in the volume of pulp sold partially offset by an 11.3% increase in the average selling price per ton. Revenue from molasses sales increased 32.4%, due to a 29.0% increase in the volume of molasses sold and a 2.6% increase in the average selling price per ton. Revenue from Concentrated Separated By-Products ("CSB") increased 4.6%, due to a 2.4% increase in the volume of CSB sold and a 2.2% increase in the average selling price per ton. Revenue from beet seed sales was down 4.5%, primarily due to decreased sales volume offset by an increase in sales prices.

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

    Selling expenses increased $17.9 million. The increase was attributable primarily to increased sales volume. General and administrative expenses increased $4.5 million due primarily to higher information services costs, capital projects expense and general increases in personnel costs, partially offset by a favorable settlement of an IRS tax case.

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

    Interest expenses increased $6.6 million from $7.9 million in 1994 to $14.5 million in 1995. This resulted from a higher 1995 average borrowing level and higher interest rates for both long-term and short-term debt.

    Non-member business activities resulted in a loss of $15,000 in 1995 and a loss of $544,000 in 1994.

    Unit retains of $16.6 million and $19.3 million were withheld from members in 1995 and 1994, respectively. The unit retain per-ton-purchased was $2.00 in 1995 and $3.00 in 1994.

    Payments to members for sugarbeets increased by $54.1 million from $255.4 million in 1994, to $309.5 million in 1995 due primarily to an increase in tons harvested in the 1994 crop.

1997 CROP AND ESTIMATED FISCAL YEAR 1998 INFORMATION

    As noted in the "Growers Contracts" subsection of the "Description of Business", the agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in four installments throughout the year after harvest of the applicable sugarbeet crop. As only the final payment is made after the close of the fiscal year in question, the first three payments to members for their sugarbeets are, of necessity, based upon the Company's then-current estimates of the Net Beet Payment arising from the processing of the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1997 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion included forward-looking statements regarding the quantity of sugar to be produced from the 1997 sugarbeet crop, the net selling price for the sugar and agri-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop, are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein. As indicated above, the Company will prepare new, then-current estimates in connection with the payment to the members of the second and third installments of the Net Beet Payment. (Those installments are expected to be made to the members with respect to the 1997 sugarbeet crop on or about March 31, 1998 and September 30, 1998, respectively.)

    The recently completed harvest of the sugarbeet crop grown during 1997 produced a total of 8.6 million tons of sugarbeets, or approximately 18.6 tons of sugarbeets per acre from roughly 463,000 acres. That production exceeded 16.9 tons per acre, which is the ten-year average of tons per acre for the years from 1987 through 1996. The sugar content of 1997 crop is 17.59% in comparison to a ten year average for the applicable period of approximately 17.39%. The Company expects to produce a total of roughly 23.1 million hundredweight of sugar from the 1997 sugarbeet crop, representing an estimated increase of approximately .9 million hundredweight of sugar in comparison to the 1996 sugarbeet crop. Such sugar production provides a total sugar recovery of approximately 269 pounds of sugar for each ton of sugarbeets harvested by the Company.

    Based on marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.50 per hundredweight, a decrease of nearly $.07 from the ten year average of $23.57. The effect of the estimated net selling price, when combined with the Company's anticipated recovery of sugar from each ton of sugarbeets, results in expected sugar revenue per ton of sugarbeets in an amount equal to $63.40 per ton.

    The Company's sales of sugar must be added to the revenue produced by the agri-products: molasses, beet pulp and Concentrated Separated By-product. The Company's estimates of additional revenue would be $5.42 per ton of sugarbeets.

    From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company's operating costs, which are currently estimated to be $25.46 per ton. The deduction of those operating costs results in an estimated gross beet payment of $43.36 per tons of sugarbeets. With the subsequent deduction of a hauling allowance of $.87 per ton and anticipated unit retains of $2.00 per ton for the fiscal year ending on August 31, 1998, the Company's current estimated Net

Beet Payment is $40.50 per ton of sugarbeets. If successful in achieving the estimated results, the Company's Net Beet Payment will be lower than the ten year average Net Beet Payment by roughly $.17 per ton.

THE COMPANY'S CURRENT STRATEGIC PLAN

    The Company's Board of Directors and management have been involved in a continuing process of reviewing the Company's current business plans for the future. In considering the Company's future activities, the Company's Board of Directors and management have focused on possible scenarios in which the marketplace might present a future environment in which prices for the Company's products remain relatively stable while the Company's costs might increase at roughly the rate of inflation. In order to prevent the possible negative impact if such a scenario were to arise, the Company's Board of Directors and management have identified three key strategies which the Company intends to pursue. First, the Company believes that it would be in the best interests of the Company to increase its market share. Second, the Company believes it appropriate to optimize the selling price for its sugar while, third, maintaining its current low cost producer status by further reducing costs.

    With respect to increasing the Company's share of the domestic market for sugar, the Company believes that it could sell more product if it could produce the additional sugar. However, including the sugarbeet production represented by the shares of Preferred Stock sold in the Company's recent offering, the Company's facilities will be near or exceed their current production capacity. Instead of investing the substantial sums necessary to build another sugarbeet processing facility, the Company's management proposes to increase the Company's capacity to process sugarbeets through sequential increases in processing capacity at some of the Company's current facilities over the course of the next ten years. The Company believes that adopting such a procedure will allow the Company to complete an appropriate course of expansion without being exposed to excessive debt or financing risk and while still allowing the Company to retain the flexibility to reconsider the decision with respect to each incremental increase in production capacity immediately prior to engaging in that activity. The Company also believes that it may be possible for the Company to increase its market share through acquisitions of or joint ventures with other sugar producers. The Company will consider each such transaction if and when such opportunities arise.

    In order to obtain the best selling price for its products, the Company intends to focus on sales and marketing strategies which allow the Company to provide its customers with an appropriate mixture of the Company's products. The Company is optimizing its customer mix, improving logistics and continually trying to evaluate and improve its customer performance.

    To pursue the goal of maintaining and improving upon its current status as a low cost producer, the Company intends to focus on working with its members to increase the productivity of the members' sugarbeet farming operations. In addition, the Company plans to focus on cost reduction at the factory level. At the member level, the Company expects to focus on, among others, programs for nitrogen management and new seed varieties. At the factory level, the Company intends to pursue on-going maintenance and improvements related to, for example, diffuser replacement at the East Grand Forks factory and expansion of sugarbeet storage facilities. In addition, the Company is currently contemplating participation in a joint venture to be formed to construct and operate a molasses desugarization plant at one of the Company's plants, which would allow the Company to desugar the balance of its molasses to extract additional sugar. Currently, approximately one-half of the Company's molasses is desugared. The Company's goal in participating in the molasses desugarization plant is to reduce the Company's average cost of sugar production, through the use of current separation technologies.

ITEM 8.  FINANCIAL STATEMENTS

    The financial statements of the Company for the fiscal years ended August 31, 1997, 1996 and 1995 have been audited by Eide Helmeke PLLP, Fargo, North Dakota, independent certified public accountants. Such financial statements have been included herein in reliance upon the report of Eide Helmeke PLLP. The financial statements of the Company are included in Appendix A to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS

    The Board of Directors of the Company consists of three directors from each of the five factory districts. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from each factory district.

    The table below lists the current directors of the Company and a director-elect. Brief biographies for each of the directors are included after the table.

                                                                                               TERM
                                              YEAR OF                           DIRECTOR    EXPIRES IN
NAME AND ADDRESS                               BIRTH       FACTORY DISTRICT       SINCE        DEC.
------------------------------------------  -----------  --------------------  -----------  -----------
Michael A. Astrup ........................        1953   Moorhead                    1996         1999
Box 219
Dilworth, MN 56529

Jerry D. Bitker ..........................        1948   Hillsboro                   1996         1999
R.R. #1, Box 106
Halstad, MN 56548

Paul Borgen ..............................        1947   Moorhead                    1985         1997
R.R. 1, Box 43
Georgetown, MN 56546

Richard Borgen ...........................        1949   Moorhead                    1997         2000
R.R. 1, Box 36
Perly, MN 56574

Aime J. Dufault ..........................        1954   East Grand Forks            1990         2000
R.R. #1, Box 162
Argyle, MN 56713

Steven M. Goodwin ........................        1958   East Grand Forks            1995         1998
R.R. 3, Box 116
Angus, MN 56712

Court G. Hanson ..........................        1948   Hillsboro                   1993         1998
R.R. 2, Box 1
Blanchard, ND 58009

Lonn M. Kiel .............................        1953   Crookston                   1994         2000
R.R. 3, Box 71
Crookston, MN 56716

David J. Kragnes .........................        1952   Moorhead                    1995         1998
R.R. 1, Box 100
Felton, MN 56536

                                                                                               TERM
                                              YEAR OF                           DIRECTOR    EXPIRES IN
NAME AND ADDRESS                               BIRTH       FACTORY DISTRICT       SINCE        DEC.
------------------------------------------  -----------  --------------------  -----------  -----------
Francis L. Kritzberger ...................        1945   Hillsboro                   1996         2000
R.R. #1, Box 22
Hillsboro, ND 58045

Wayne Langen (Chairman) ..................        1939   Drayton                     1988         2000
P.O. Box 133
Kennedy, MN 56733

Patrick D. Mahar .........................        1942   Drayton                     1993         1999
R.R. 1, Box 363
Cavalier, ND 58220-9789

Barry W. Malme ...........................        1947   Crookston                   1986         1998
R.R. 1, Box 19K
Shelly, MN 56581

Ronald E. Reitmeier ......................        1945   Crookston                   1996         1999
Route 1, Box 49
Fisher, MN 56723

G. Terry Stadstad ........................        1943   East Grand Forks            1993         1999
R.R. 2, Box 98
Grand Forks, ND 58203-9644

Robert Vivatson (Vice Chairman) ..........        1949   Drayton                     1992         1998
P.O. Box 63
Cavalier, ND 58220

    MICHAEL A. ASTRUP. Mr. Astrup has been a director since 1996. He has been a farmer near Dilworth, Minnesota, since 1977.

    JERRY D. BITKER. Mr. Bitker has been a director since 1996 and has been a farmer since 1974 near Halstad and Ada, Minnesota.

    PAUL BORGEN. Mr. Borgen has been a director since 1985. His current term expires in December, 1997. Pursuant to the Company's By-laws, a director may not serve for a more than four consecutive terms; as a result, Mr. Borgen was not eligible to stand for re-election for an additional term. Mr. Borgen has been a farmer since 1968. Mr. Borgen's operations are near Georgetown, Minnesota, where he serves as President of Paul Borgen Farms, Inc. Mr. Borgen serves on the Boards of Directors of United Sugars Corporation and American Sugarbeet Growers Association, Washington, D.C.

    RICHARD BORGEN. Mr. Borgen was elected a director at the Company's recent district meetings. His term as a director will begin in December 1997. He has farmed east of Perly, Minnesota since 1967 and has served as a director on the Perly Coop Elevator Board for nine years.

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

    FRANCIS L. KRITZBERGER. Mr. Kritzberger has been a director since 1996. He has previously served as a director with the Company, from July 30, 1989 until July 30, 1993. Mr. Kritzberger has been a farmer since 1964.

    WAYNE LANGEN. Mr. Langen has been a director since 1988 and a farmer since 1963. Mr. Langen is a partner of Langen Bros. Joint Venture and operates its farming operations near Kennedy, Minnesota. Mr. Langen serves on the Board of Directors of Kennedy Farmers Elevator Company, United Sugars Corporation and Midwest Agri-Commodities Company.

    PATRICK D. MAHAR. Mr. Mahar has been a director since 1993 and has been a farmer since 1962. He is currently a partner of Mahar Farms near Cavalier, North Dakota. Mr. Mahar previously served as president of the Red River Valley Sugarbeet Growers Association, Fargo, North Dakota, and as president of the American Sugarbeet Growers Association, Washington, D.C. Mr. Mahar is currently serving on the Boards of Directors of First State Bank and Farmers Coop Elevator, both of Cavalier, North Dakota.

    BARRY W. MALME. Mr. Malme has been a director since 1986. Mr. Malme has been a farmer near Shelly, Minnesota since 1974. Mr. Malme is a director of Midwest Agri-Commodities Company.

    RONALD E. REITMEIER. Mr. Reitmeier has been a director since 1996, and has been a farmer since 1968. He previously served on the Board of Directors of PKM Electric Co-op for ten years.

    G. TERRY STADSTAD. Mr. Stadstad has been a director since 1993 and has been farming near Grand Forks, North Dakota since 1965. Mr. Stadstad serves on the Board of Directors of United Sugars Corporation.

    ROBERT VIVATSON. Mr. Vivatson has been a director since 1992. Operating as a farmer near Cavalier, North Dakota since 1975, Mr. Vivatson is a partner of Vivatson Bros. and president of Vivatson Farms Inc. Mr. Vivatson is serving on the Board of Directors of First State Bank, Cavalier, North Dakota and on the Board of Governors of ProGold Limited Liability Company.

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

EXECUTIVE OFFICERS

    The table below lists the principal officers of the Company, none of whom owns any shares of Common or Preferred Stock. Officers are elected annually by the Board of Directors.

                                             YEAR OF
NAME                                          BIRTH                     POSITION
-----------------------------------------  -----------  -----------------------------------------
Daniel J. McCarty........................        1952   Chief Executive Officer

Marcus F. Richardson.....................        1941   Chief Operating Officer

                                             YEAR OF
NAME                                          BIRTH                     POSITION
-----------------------------------------  -----------  -----------------------------------------
James J. Horvath.........................        1945   Chief Financial Officer

Robert W. Levos..........................        1943   Vice President-Agriculture

Lawrence L. Mathias......................        1941   Vice President-Human Resources and Public
                                                          Relations

David A. Berg............................        1954   Vice President-Business Development

James Dudley.............................        1950   Vice President-Operations

Ralph K. Morris..........................        1940   Secretary

Samuel S.M. Wai..........................        1953   Corporate Controller

Joseph J. Talley.........................        1960   Treasurer and Assistant Secretary

Mark L. Lembke...........................        1955   Assistant Secretary & Assistant Treasurer

Daniel C. Mott...........................        1959   Assistant Secretary

Ronald K. Peterson.......................        1955   Assistant Treasurer

Brian Ingulsrud..........................        1962   Assistant Treasurer & Assistant Secretary

    DANIEL J. MCCARTY. Mr. McCarty was named Chief Executive Officer in April, 1996. Mr. McCarty has over fifteen years of experience in managing major agricultural businesses. From 1992 through 1995, he was with Pet, Inc. as Group Vice-President and President of the William Underwood subsidiary. He was previously with Del Monte Foods for over ten years, where he was Director of the flagship Del Monte Vegetable brand. Mr. McCarty serves on several Boards of Directors, including United Sugars Corporation, Midwest Agri-Commodities Company, the Sugar Association, Inc. and the U.S. Beet Sugar Association.

    MARCUS F. RICHARDSON. Mr. Richardson has been Chief Operating Officer since 1995. Mr. Richardson has served in various manufacturing positions with the Company since 1980 including, from 1986 to 1995, Vice President-Operations. Mr. Richardson currently serves as a director of the Beet Sugar Development Foundation, a non-profit industry association, and on the Board of Governors of ProGold Limited Liability Company. Mr. Richardson also serves on the Board of Directors of the Moorhead Economic Development Authority.

    JAMES J. HORVATH. Mr. Horvath was named Chief Financial Officer in March, 1996. From June, 1994 to March, 1996, Mr. Horvath served as the Company's Vice President-Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company. Mr. Horvath also served as the Company's Vice President-Finance from 1985-1994. Mr. Horvath currently serves on the Boards of Directors of United Sugars Corporation and Midwest Agri-Commodities Company.

    ROBERT W. LEVOS. Mr. Levos has been Vice President-Agriculture since 1986. From 1981 to 1986 he was General Agriculturalist. He has been employed by the Company since 1965. Mr. Levos currently serves on the Boards of Directors of West Coast Beet Seed Company and the Beet Sugar Development Foundation.

    LAWRENCE L. MATHIAS. Mr. Mathias has been Vice President-Human Resources and Public Relations since 1990. He was Industrial Relations Manager with the Company from 1976 to 1990. He currently serves on the Board of Directors of Blue Cross Blue Shield of Minnesota.

    DAVID A. BERG. Mr. Berg was named Vice President-Business Development in 1996. He served as the Company's Vice President Strategic Planning from 1994 to 1996, Director-Market Information from 1992-1994, Manager of Marketing and Analysis from 1990 to 1992 and Manager-Economic Research from 1987 to 1990. He currently serves on the Regulatory Task Force of the U.S. Beet Sugar Association and the Domestic Sugar Committee of the New York Coffee, Sugar and Cocoa Exchange.

    JAMES DUDLEY. Mr. Dudley has been Vice President-Operations since 1995. From 1993 until August of 1995, Mr. Dudley served as Regional Manager and then as Factory Operations Manager. Mr. Dudley served as Operations Manager at the Company's Crookston factory from 1985 through 1993.

    RALPH K. MORRIS. Mr. Morris has been Secretary of the Company since 1995. He is a shareholder and the Chief Executive Officer of the law firm of Doherty, Rumble & Butler Professional Association. The firm acts as corporate counsel to American Crystal. Mr. Morris is not an employee of the Company.

    SAMUEL S.M. WAI. Mr. Wai served as the Company's Treasurer from 1985 to 1996. He now serves as the Company's Corporate Controller. He held various financial positions with the Company from 1979 to 1985.

    JOSEPH J. TALLEY. Mr. Talley was named the Company's Treasurer in 1996. He served as Finance Director, Assistant Treasurer and Assistant Secretary from March 1996 until his appointment as Treasurer. From July 1994 to March 1996, Mr. Talley served as Finance Director of ProGold Limited Liability Company. He currently serves as Assistant Treasurer and Assistant Secretary of ProGold Limited Liability Company, as well as Assistant Treasurer and Assistant Secretary of Golden Growers Cooperative. Prior to July 1994, Mr. Talley was a partner with the accounting firm of Eide Helmeke PLLP.

    MARK L. LEMBKE. Mr. Lembke was named Assistant Secretary and Assistant Treasurer in March 1996. Mr. Lembke has also served as the Company's Corporate Accounting Manager since August 1995. From July 1987 through July 1995, Mr. Lembke served as Factory Accounting Supervisor.

    DANIEL C. MOTT. Mr. Mott has been Assistant Secretary of the Company since 1995. He is a shareholder in the law firm of Doherty, Rumble & Butler Professional Association. The firm acts as corporate counsel to American Crystal. Mr. Mott is not an employee of the Company.

    RONALD K. PETERSON. Mr. Peterson has served as the Financial Systems Manager since 1996 and as Assistant Treasurer since 1993. He currently holds both positions. From 1993 through 1996, Mr. Peterson served as the Company's Assistant Secretary. Mr. Peterson also served as the Company's Corporate Accounting Manager from 1991 through 1996. Mr. Peterson has held various financial positions with the Company since 1979.

    BRIAN INGULSRUD. Mr. Ingulsrud became the Company's Financial Planning Manager in 1997. He also serves as Assistant Treasurer and Assistant Secretary. Mr. Ingulsrud began his employment with the Company in 1990, initially serving as a Financial Analyst. In 1994, Mr. Ingulsrud became an Operations Financial Planning Supervisor and in 1995 a Factory Office Manager. Prior to assuming his current position as Financial Planning Manager, in 1996 Mr.Ingulsrud served as SAP Implementation Manager.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1997 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM COMPENSATION
                                                                                      -----------------------------------------
                                                                                                 AWARDS
                                                   ANNUAL COMPENSATION                ----------------------------    PAYOUTS
                                      ----------------------------------------------   RESTRICTED                   -----------
                                                                       OTHER ANNUAL       STOCK                        LTIP
                                                  SALARY               COMPENSATION     AWARD(S)     OPTIONS/ SARS    PAYOUTS
                                        YEAR        ($)     BONUS ($)     ($)(1)           ($)            (#)           ($)
                                      ---------  ---------  ---------  -------------  -------------  -------------  -----------
Daniel J. McCarty(2) ...............       1997  $ 410,000  $ 184,000    $  19,102                                  $ 146,938(3)
  Chief Executive Officer                  1996  $ 149,808  $  70,000    $  77,372

Joseph P. Famalette(4) .............       1997  $       0  $       0    $       0
  Chief Executive Officer                  1996  $       0  $       0    $       0
                                           1995  $ 296,966  $       0    $  48,904

Marcus F. Richardson(6) ............       1997  $ 254,555  $ 114,550    $  71,718                                  $ 112,110(3)
  Chief Operating Officer                  1996  $ 245,000  $  93,683    $  60,550
                                           1995  $ 268,000  $  81,104    $  31,220

James J. Horvath ...................       1997  $ 217,650  $  97,943    $  37,958                                  $  45,925(3)
  Chief Financial Officer                  1996  $ 205,330  $  71,866    $  27,646
                                           1995  $ 175,000  $  61,250    $  17,603

Robert W. Levos ....................       1997  $ 189,200  $  85,140    $  47,399                                  $  43,223(3)
  Vice President--Agriculture              1996  $ 178,490  $  62,472    $  37,222
                                           1995  $ 163,750  $  57,313    $  19,192

Lawrence L. Mathias ................       1997  $ 172,610  $  69,044    $  42,839                                  $  36,469(3)
  Vice President--Human                    1996  $ 162,840  $  56,994    $  31,121
    Resources and Public Relations         1995  $ 148,710  $  52,049    $  20,084

                                        ALL OTHER
                                      COMPENSATION
                                           ($)
                                      -------------
Daniel J. McCarty(2) ...............
  Chief Executive Officer
Joseph P. Famalette(4) .............   $ 159,510(5)
  Chief Executive Officer              $  83,333(5)
Marcus F. Richardson(6) ............
  Chief Operating Officer
James J. Horvath ...................
  Chief Financial Officer
Robert W. Levos ....................
  Vice President--Agriculture
Lawrence L. Mathias ................
  Vice President--Human
    Resources and Public Relations

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

(3) Represents the sum of (i) dollar value at $1,485 per share of contract rights with respect to the vested portion of contract rights granted to the executive under the Company's LTIP plan (described below) during the fiscal year and (ii) "profit per acre payments" made to the executive under the Company's LTIP plan. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive.

(4) Mr. Famalette's employment with the Company ended on May 31, 1995.

(5) Represents forgiveness of installment payments due under loans from the Company to Mr. Famalette. During Mr. Famalette's tenure with the Company, the Company entered into certain contractual arrangements with Mr. Famalette regarding his employment by the Company. Although the agreements specifically indicated that Mr. Famalette was an employee at will, they were intended to govern both (i) Mr. Famalette's bonuses during the period prior to 1996 and (ii) severance payments due Mr. Famalette should his employment with the Company be terminated. Effective March 2, 1992, the Company and Mr. Famalette entered into a "Compensation, Loan and Severance Agreement". Among other terms, that agreement established Mr. Famalette's initial compensation at $250,000 per year. The agreement also provided for a loan of $250,000 to Mr. Famalette. Evidenced by a promissory note, the loan was to be repaid in three equal installments of $83,333.33. The first such installment was due on March 2, 1993, the next installment was due on March 2, 1994 and the final installment became due on March 2, 1995. However, the "Compensation, Loan and Severance Agreement" provided that for each full year in which Mr. Famalette remained employed as the President and Chief Executive Officer of the Company, the sum of $83,333.33 due under the note would be forgiven. As a result, on March 2, 1993, March 2, 1994, and March 2, 1995 the Company forgave the installment payments due under the promissory note. The "Compensation, Loan and Severance Agreement" specified that the loan and any amounts forgiven under the terms of the agreement were provided to Mr. Famalette in lieu of any other severance benefits to be paid upon termination of Mr. Famalette's employment with the Company. Effective October 1, 1993, the Company entered into a Compensation and Loan Agreement with Mr. Famalette. The agreement governed Mr. Famalette's compensation for Mr. Famalette's employment by the Company. The Compensation and Loan Agreement stated that Mr. Famalette's annual base compensation during the period was to be $250,000, unless adjusted by the Board of Directors of the Company. Effective October 1, 1994, Mr. Famalette's annual base compensation was established as $359,500. The agreement further provided that Mr. Famalette was not eligible for any executive incentive compensation or bonuses, but would receive the loan described in this paragraph. Instead of participating in the executive incentive program described below, Mr. Famalette received a loan in the amount of $420,000. The loan bore no interest and was due in full on January 2, 1997; provided, that the loan was to be forgiven on January 2, 1997 if Mr. Famalette remained in the employ of the Company through September 30, 1996. Upon Mr. Famalette's departure from the Company, an Amendment to the Compensation and Loan Agreement was mutually agreed upon providing that $140,000 of the loan would be forgiven at such time as Mr. Famalette repaid the other $280,000 of the loan. Mr. Famalette has since repaid the whole $280,000. On March 11, 1994, a loan was made to Mr. Famalette. The amount of the loan was $420,000 and bore interest at a rate of 4% per annum. Mr. Famalette repaid the loan in full on August 29, 1994.

(6) Mr. Richardson also served as interim Chief Executive Officer between June 1995 and March 1996.

    Effective April 8, 1996, the Company and Mr. McCarty entered into an "Employment Agreement" regarding Mr. McCarty's employment by the Company. The agreement provides that such employment is for an initial term of three years, after which Mr. McCarty shall serve as an "at will" employee at the pleasure of the Board of Directors. Among other terms, the agreement establishes Mr. McCarty's base compensation at $410,000 per year, and also provides that he may participate in other benefit plans offered by the Company. Pursuant to the agreement, Mr. McCarty was paid a sig.6ing bonus by the Company of $70,000 (less applicable deductions), in lieu of participation in the Company's annual management incentive plan through August 31, 1996. If during the initial term the Board of Directors terminates Mr. McCarty's employment with the Company without cause, Mr. McCarty is entitled to receive a severance payment equal to $7,884.62 times the number of weeks between the date of termination and April 7, 1999. The agreement was amended in 1997 to reclassify Mr. McCarty as an "at will" employee at all times. The amendment to the agreement provides for a three-year wage and benefit continuation if the Board of Directors terminates Mr. McCarty's employment without cause. Under the terms of the amendment, Mr. McCarty is subject to a one-year restrictive covenant against his involvement in the production, marketing and sale of refined sugar.

    Certain management employees are entitled to participate in an incentive program that provides for cash awards based partially on the performance of the Company and partially on achievement of certain management performance objectives. Those performance objectives are determined by the Board of Directors. An executive is not eligible for any awards under the incentive program unless that executive's performance for the applicable fiscal year is rated as "fully satisfactory" or better. Depending on the executive's responsibilities, the performance of the Company (measured in terms of revenues returned to the members) and the results of the executive's evaluation for the fiscal year, the program provides for an incentive bonus in amounts ranging from 4% to 40% of the eligible executive's base salary.

    The Company has also adopted a Long Term Incentive Plan ("LTIP") which provides deferred compensation to certain key executives of American Crystal effective September 1, 1995. The LTIP creates financial incentives that reward executives for long-term commitment to the Company and for successfully implementing the Company's long-term growth strategies. Such incentives are based upon contract rights which are available to the executive under the terms of the LTIP, the value of which is related to the value of preferred shares of the Company. The LTIP allows participants to purchase a limited number of contract rights at the end of each three-year cycle. The LTIP establishes both minimum and maximum ownership levels. When an executive reaches his minimum ownership level, he or she may sell any vested shares over the minimum to any qualified grower. The executive or his estate may also sell any vested shares at the time of his termination, disability or death. At the point of sale, the contract right becomes a share of Preferred Stock which the Company issues to the purchasing grower. The executive receives the proceeds of the sale, less appropriate taxes. The long-term cost of the stock will not be to the Company, but to the grower who eventually purchases the stock from the executive. The LTIP also provides for annual payments of "profit per acre payments" to executives holding contract rights. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive.

    A total of 389 contract rights have been granted under the plan, although none have been exercised to date. As of the date hereof, those executives listed above have been granted and hold contract rights with respect to number of shares set forth below. Each contract right listed below carried a stated value upon grant of $1,485 per share; the current stated value is $1,500 per share.

              LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR

                                                                       CONTRACT    REPRESENTATIVE
EXECUTIVE                                                               RIGHTS       PAYOUT(1)
--------------------------------------------------------------------  -----------  -------------

Daniel J. McCarty...................................................         155     $  31,850

Marcus F. Richardson................................................          83     $  19,669

James J. Horvath....................................................          34     $   8,057

Robert W. Levos.....................................................          32     $   7,583

Lawrence L. Mathias.................................................          27     $   6,398

------------------------

(1) The amount shown represents a representative amount, determined for the last fiscal year, with respect to "profit per acre payments", which are non-stock price based payments. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive. Based on that formula, the Company must provide a beet payment per acre to its members equal to the average cost of production for an acre of sugarbeets in order for executives holding contract rights to obtain any payment of profit per acre payments. Given the method of determining the profit per acre payments, there is no maximum payment amount.

    Management employees are also eligible to participate in the Company's Retirement Plan "A," a 401(k) savings plan and, beginning on September 1, 1994, a "Supplemental Executive Plan." Those plans are described below.

RETIREMENT PLANS

    The Company has established noncontributory, defined benefit retirement plans which are available to all eligible employees of the Company. Those employees who are covered by a collective bargaining agreement participate in one plan, while employees who are not subject to a collective bargaining agreement, including the executive officers listed on the Summary Compensation Table, participate in another pension plan. That plan is known as Retirement Plan "A." The benefits of the plan are funded by periodic Company contributions to a retirement trust which invests the Company's contributions and the earnings from such contributions in order to pay the benefits to the employees. The plan provides for the payment of monthly retirement benefits determined under a calculation based on years of service and a participant's compensation. Retirement benefits are paid to participants upon normal retirement at the age of 65 or later or upon early retirement. The plan also provides for the payment of certain disability and death benefits.

    The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Company under Retirement Plan "A," upon retirement at age 65, after 15, 20, 25, 30 and 35 years of annual service at the remuneration levels set forth in the table:

                         AMERICAN CRYSTAL SUGAR COMPANY
                                1996 CALCULATION
                           PLAN A--QUALIFIED BENEFITS

                                                           YEARS OF SERVICE
                                         -----------------------------------------------------
REMUNERATION                                15         20         25         30         35
---------------------------------------  ---------  ---------  ---------  ---------  ---------

$125,000...............................  $  24,595  $  32,794  $  40,993  $  49,191  $  49,191

$150,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

$175,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

$200,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

$225,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

$250,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

$300,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

$400,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

$500,000...............................  $  29,846  $  39,794  $  49,743  $  59,691  $  59,691

    The five executive officers named in the Summary Compensation Table have years of service under the plan as follows: Mr. McCarty has served for less than 1 year; Mr. Richardson has served for 16 years; Mr. Horvath has served for 12 years; Mr. Levos has served for 31 years; and Mr. Mathias has served for 21 years.

    The Company maintains a Section 401(k) plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company matches 100% of the employee's first 4% of compensation. The total annual pre-income tax addition to any employees' account in any calendar year may not exceed the lesser of (i) $30,000 or (ii) 25% of annual compensation less the amount of the contribution and any salary conversion. During 1996, the employee pre-income tax contribution was limited to $9,500. An employee may also contribute up to 10% of his annual compensation on an after-tax basis. Benefits under the 401(k) plan begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 65, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70 1/2 or is terminated.

    Effective September 1, 1994, certain executive employees of the Company became eligible to participate in a "Supplemental Executive Retirement Plan." That plan was adopted by the Company's Board of Directors on June 30, 1994. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to (i) the difference between amounts actually contributed to the Company's 401(k) plan on behalf of the executive and the amounts which could have been contributed if certain provisions of the Internal Revenue Code did not prohibit the contribution of such amounts and (ii) the difference between the benefits actually payable to the executive under the provisions of Retirement Plan "A" and the amounts which would be payable under Retirement Plan "A" if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. In addition, the executive may elect to defer a portion of his or her compensation, ranging from 2% to 16%, by regular payroll deductions under the Supplemental Plan, and may also so defer 100% of all bonus and profits-per-acre payments. The Supplemental Plan is an "unfunded" plan, with all amounts to be paid under the Supplemental Plan to be paid from the general assets of the Company when due and also to be subject to the claims of the Company's creditors.

    The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Company under the Supplemental Plan, upon retirement at age 65, after 15, 20, 25, 30 and 35 years of annual service at the remuneration levels set forth in the table:

                PLAN A--NON QUALIFIED BENEFITS 1996 CALCULATION

                                                         YEARS OF SERVICE
                                     --------------------------------------------------------
REMUNERATION                            15         20          25          30          35
-----------------------------------  ---------  ---------  ----------  ----------  ----------

$125,000...........................  $       0  $       0  $        0  $        0  $        0

$150,000...........................  $       0  $       0  $        0  $        0  $        0

$175,000...........................  $   5,250  $   7,000  $    8,750  $   10,500  $   10,500

$200,000...........................  $  10,500  $  14,000  $   17,500  $   21,000  $   21,000

$225,000...........................  $  15,750  $  21,000  $   26,250  $   31,500  $   31,500

$250,000...........................  $  21,000  $  28,000  $   35,000  $   42,000  $   42,000

$300,000...........................  $  31,500  $  42,000  $   52,500  $   63,000  $   63,000

$400,000...........................  $  52,500  $  70,000  $   87,500  $  105,000  $  105,000

$450,000...........................  $  63,000  $  84,000  $  105,000  $  126,000  $  126,000

$500,000...........................  $  73,500  $  98,000  $  122,500  $  147,000  $  147,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of the date hereof, no director owns beneficially more than 1% of the Company's issued and outstanding Preferred Stock and the directors, as a group, beneficially own less than 3% of the Company's issued and outstanding Preferred Stock. To the best of the Company's knowledge, no other party beneficially owns more than 1% of the Company's Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

    Each of the Company's directors is also a sugarbeet farmer and a shareholder member or representative of a shareholder member of American Crystal. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets. Such payments for sugarbeets often exceed $60,000. However, such payments are received by the directors or the entities they represent on exactly the same basis as payments are received by other members of the Company for the delivery of their sugarbeets. Except for the sugarbeet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report

       1.  Financial Statements
             Report of Independent Auditors
             Balance Sheets as of August 31, 1997 and 1996
             Statements of Operations for the Years Ended August 31, 1997, 1996 and 1995
             Statements of Changes in Members' Investment for the Years Ended August 31, 1997,
             1996 and 1995
             Statements of Cash Flows for the Years Ended August 31, 1997, 1996 and 1995
             Notes to consolidated Financial Statements

       2.  Financial Statement Schedules
             None

    (b) Reports on Form 8-K
             None

    (c) Exhibits

  EXHIBITS                                                DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
       *3(i)  Restated Articles of Incorporation of American Crystal Sugar Company.

       #3(ii) Restated By-laws of American Crystal Sugar Company.

      #10(f)  Growers' Contract (5-year Agreement).

      *10(g)  Growers' Contract (Annual Contract).

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

      *10(j)  Beet Loading and Hauling Agreement between Registrant and Transystems, Inc., dated May 18, 1993.

      *10(k)  Form of Uniform Member Marketing Agreement between Registrant and United Sugars Corporation, dated
                January 1, 1994.

      *10(l)  Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1,
                1993.

      *10(m)  Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities
                Company, dated April 14, 1992.

      *10(n)  Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency.

      *10(o)  Master Agreement between Registrant, United Sugars Corporation, American Federation of Grain
                Millers, AFL-CIO, CLC, et al.

      *10(p)  Loan Agreement between Registrant and St. Paul Bank for Cooperatives, dated December 20, 1993.

      *10(q)  Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated
                November 22, 1993.

      *10(r)  Pension Contract and Amendments.

  EXHIBITS                                                DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
      *10(s)  Compensation, Severance and Loan Agreement with Mr. J. Famalette, dated March 2, 1992.

      *10(t)  Compensation and Loan Agreement with Mr. J. Famalette, dated October 1, 1993.

      *10(u)  Form of Operating Agreement between Registrant and ProGold Limited Liability Company.

      *10(v)  Form of Member Control Agreement between Registrant and ProGold Limited Liability Company.

      *10(w)  Administrative Services Agreement between Registrant and ProGold Limited Liability Company

      *10(x)  Uniform Member Marketing Agreement.

      #10(y)  Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995
                (Confidential treatment granted as to certain provisions).

      #10(z)  Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated
                August 25, 1995 (Confidential treatment granted as to certain provisions).

      #10(aa) Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996
                (Confidential treatment granted as to certain provisions.)

      #10(bb) Employment Agreement with Mr. Daniel McCarty, dated as of April 8, 1996.

     **10(cc) Amendment to Employment Agreement with Mr. Daniel McCarty, dated as of July, 1997.

     **10(dd) Form of Subscription Agreement for Preferred Stock (Current Members). Subscription Document A.

     **10(ee) Form of Indication of Interest in Purchasing Additional Shares of Preferred Stock (Current Members).
                Subscription Document B.

     **10(ff) Form of Indication of Interest in Purchasing Pool 3 Shares of Preferred Stock. Subscription Document
                C.

     **10(gg) Form of Statement of Representations and Warranties for New Members (Prospective Members).
                Subscription Document D.

     **10(hh) Subscription Document Instructions.

    **+10(ii) Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997
                (Confidential treatment granted as to certain provisions).

     **10(jj) Subscription Agreement for Pool 2 Preferred Stock

     **10(kk) Subscription Agreement for Pool 3 Preferred Stock

       23     Consent of Independent Public Accountant.

------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

#  Incorporated by reference from the Company's Registration Statement on Form
    S-1 (File No. 333-11693), declared effective November 13, 1996.

** Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

+ Pursuant to Rule 406(b) of the Securities Act of 1933, confidential portions of the exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request has been granted.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON NOVEMBER 28, 1997.

                                AMERICAN CRYSTAL SUGAR COMPANY

                                By:            /s/ DANIEL J. MCCARTY
                                     -----------------------------------------
                                                 Daniel J. McCarty
                                              CHIEF EXECUTIVE OFFICER

Dated: November 28, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                       TITLE                            DATE
------------------------------------------------  ---------------------------------------  ----------------------

             /s/ DANIEL J. MCCARTY
     --------------------------------------       Chief Executive Officer (Principal       November 28, 1997
               Daniel J. McCarty                    Executive Officer)

              /s/ JAMES J. HORVATH
     --------------------------------------       Chief Financial Officer (Principal       November 28, 1997
                James J. Horvath                    Financial Officer)

              /s/ SAMUEL S. M. WAI
     --------------------------------------       Corporate Controller                     November 28, 1997
                Samuel S. M. Wai

             /s/ MICHAEL A. ASTRUP
     --------------------------------------       Director                                 November 28, 1997
               Michael A. Astrup

              /s/ JERRY D. BITKER
     --------------------------------------       Director                                 November 28, 1997
                Jerry D. Bitker

                /s/ PAUL BORGEN
     --------------------------------------       Director                                 November 28, 1997
                  Paul Borgen

               /s/ RICHARD BORGEN
     --------------------------------------       Director                                 November 28, 1997
                 Richard Borgen

                   SIGNATURE                                       TITLE                            DATE
------------------------------------------------  ---------------------------------------  ----------------------

              /s/ AIME J. DUFAULT
     --------------------------------------       Director                                 November 28, 1997
                Aime J. Dufault

             /s/ STEVEN M. GOODWIN
     --------------------------------------       Director                                 November 28, 1997
               Steven M. Goodwin

              /s/ COURT G. HANSON
     --------------------------------------       Director                                 November 28, 1997
                Court G. Hanson

                /s/ LONN M. KIEL
     --------------------------------------       Director                                 November 28, 1997
                  Lonn M. Kiel

              /s/ DAVID J. KRAGNES
     --------------------------------------       Director                                 November 28, 1997
                David J. Kragnes

           /s/ FRANCIS L. KRITZBERGER
     --------------------------------------       Director                                 November 28, 1997
             Francis L. Kritzberger

                /s/ WAYNE LANGEN
     --------------------------------------       Director                                 November 28, 1997
                  Wayne Langen

              /s/ PATRICK D. MAHAR
     --------------------------------------       Director                                 November 28, 1997
                Patrick D. Mahar

               /s/ BARRY W. MALME
     --------------------------------------       Director                                 November 28, 1997
                 Barry W. Malme

            /s/ RONALD E. REITMEIER
     --------------------------------------       Director                                 November 28, 1997
              Ronald E. Reitmeier

             /s/ G. TERRY STADSTAD
     --------------------------------------       Director                                 November 28, 1997
               G. Terry Stadstad

              /s/ ROBERT VIVATSON
     --------------------------------------       Director                                 November 28, 1997
                Robert Vivatson

                                                                      APPENDIX A

                         INDEX TO FINANCIAL STATEMENTS

AMERICAN CRYSTAL SUGAR COMPANY

  FINANCIAL STATEMENTS:

    Report of Independent Auditors.....................................................

    Balance Sheets as of August 31, 1997 and 1996......................................

    Statements of Operations for the Years Ended August 31, 1997, 1996 and 1995........

    Statements of Changes in Members' Investment for the Years Ended August 31, 1997,
     1996 and 1995.....................................................................

    Statements of Cash Flows for the Years Ended August 31, 1997, 1996 and 1995........

    Notes to the Financial Statements..................................................

                         REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company
Moorhead, Minnesota

    We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 1997, and 1996, and the related statements of operations, changes in members' investments and cash flows for the years ended August 31, 1997, 1996, and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the American Crystal Sugar Company as of August 31, 1997, and 1996, and the results of its operations and its cash flows for the years ended August 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

    As described in Note 1 to the Financial Statements, the company changed its method of depreciating certain classes of property and equipment in 1996.

            [LOGO]

Eide Helmeke PLLP
October 10, 1997
Fargo, North Dakota

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 BALANCE SHEETS
                                   AUGUST 31
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                             1997         1996
                                                                                          -----------  -----------
CURRENT ASSETS:
  Cash and Cash Equivalents.............................................................  $    11,551  $     3,807
  Receivables:
    Trade...............................................................................       60,940       50,915
    Members.............................................................................        2,857        3,845
    Other...............................................................................        5,618        1,399
  Advances to Related Parties...........................................................       15,064       10,308
  Inventories...........................................................................      140,057       72,677
  Prepaid Expenses......................................................................        2,892        3,088
                                                                                          -----------  -----------
TOTAL CURRENT ASSETS....................................................................      238,979      146,039
                                                                                          -----------  -----------
PROPERTY AND EQUIPMENT:
  Land..................................................................................       13,101       12,059
  Buildings and Equipment...............................................................      635,671      572,446
  Construction in Progress..............................................................       43,938       41,098
  Less Accumulated Depreciation.........................................................     (413,211)    (391,665)
                                                                                          -----------  -----------
NET PROPERTY AND EQUIPMENT..............................................................      279,499      233,938
                                                                                          -----------  -----------
OTHER ASSETS:
  Investments in Banks for Cooperatives.................................................       14,568       15,177
  Investments in Marketing Cooperatives.................................................        1,650       15,468
  Investments in ProGold Limited Liability Company......................................       43,007       51,330
  Other Assets..........................................................................        3,801        3,184
                                                                                          -----------  -----------
TOTAL OTHER ASSETS......................................................................       63,026       85,159
                                                                                          -----------  -----------
TOTAL ASSETS............................................................................  $   581,504  $   465,136
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 BALANCE SHEETS
                                   AUGUST 31
                                 (IN THOUSANDS)
                      LIABILITIES AND MEMBERS' INVESTMENTS

                                                                                             1997         1996
                                                                                          -----------  -----------
CURRENT LIABILITIES:
  Short-Term Debt.......................................................................  $    67,960  $    13,643
  Current Maturities of Long-Term Debt..................................................       17,800       13,525
  Accounts Payable......................................................................       25,897       24,550
  Other Current Liabilities.............................................................       15,515       15,132
  Amounts Due Members...................................................................       66,155       47,118
                                                                                          -----------  -----------
TOTAL CURRENT LIABILITIES...............................................................      193,327      113,968
LONG-TERM DEBT, NET OF CURRENT MATURITIES...............................................      186,800      177,394
DEFERRED INCOME TAXES...................................................................        1,540      --
OTHER LIABILITIES.......................................................................       23,909       21,638
                                                                                          -----------  -----------
TOTAL LIABILITIES.......................................................................      405,576      313,000
                                                                                          -----------  -----------
MEMBERS' INVESTMENTS:
  Preferred Stock.......................................................................       33,542       31,879
  Common Stock..........................................................................           26           24
  Additional Paid-In Capital............................................................       64,596       33,041
  Unit Retains..........................................................................      105,450       97,191
  Pension Liability Adjustment..........................................................       (4,131)      (4,518)
  Retained Earnings.....................................................................      (23,555)      (5,481)
                                                                                          -----------  -----------
TOTAL MEMBERS' INVESTMENTS..............................................................      175,928      152,136
                                                                                          -----------  -----------
TOTAL LIABILITIES AND MEMBERS' INVESTMENTS..............................................  $   581,504  $   465,136
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED AUGUST 31
                                 (IN THOUSANDS)

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
NET REVENUE..................................................................  $  677,004  $  688,012  $  605,960
COST OF PRODUCT SOLD, EXCLUDING PAYMENTS TO MEMBERS FOR SUGARBEETS...........     136,330     216,229     143,652
                                                                               ----------  ----------  ----------
GROSS PROCEEDS...............................................................     540,674     471,783     462,308
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................................     141,949     155,188     132,752
                                                                               ----------  ----------  ----------
OPERATING PROCEEDS...........................................................     398,725     316,595     329,556
                                                                               ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest Income............................................................       2,063       3,564         281
  Other Income...............................................................       1,066       1,121       1,934
  Interest Expense, Net......................................................     (18,321)    (11,252)    (14,532)
  Other Expenses.............................................................     (15,050)       (371)       (612)
                                                                               ----------  ----------  ----------
                                                                                  (30,242)     (6,938)    (12,929)
                                                                               ----------  ----------  ----------
PROCEEDS BEFORE INCOME TAXES.................................................     368,483     309,657     316,627
INCOME TAX BENEFIT/(EXPENSE).................................................      (1,727)        549       3,922
                                                                               ----------  ----------  ----------
NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS...................  $  366,756  $  310,206  $  320,549
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DISTRIBUTIONS OF NET PROCEEDS:
  Credited (Charged) to Members' Investments:
    Member Tax Accounting Adjustment, Net....................................  $   --      $   --      $   (5,621)
    Non-Member Business (Loss)...............................................     (18,074)       (396)        (15)
    Unit Retains Declared to Members.........................................      16,611      16,040      16,648
                                                                               ----------  ----------  ----------
  Net Credit (Charge) to Members' Investments................................      (1,463)     15,644      11,012
  Payments to Members for Sugarbeets, Net of Unit Retains Declared...........     368,219     294,562     309,537
                                                                               ----------  ----------  ----------
TOTAL........................................................................  $  366,756  $  310,206  $  320,549
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                 STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
                                 (IN THOUSANDS)

                                                                               ADDITIONAL                PENSION
                                                    PREFERRED                    PAID-IN      UNIT      LIABILITY    RETAINED
                                                      STOCK     COMMON STOCK     CAPITAL     RETAINS   ADJUSTMENT    EARNINGS
                                                   -----------  -------------  -----------  ---------  -----------  -----------
BALANCE, AUGUST 31, 1994.........................   $  30,429     $      24     $   5,558   $  81,433   $  (2,386)   $     551
                                                   -----------          ---    -----------  ---------  -----------  -----------
  Member Tax Accounting Adjustment, Net                --            --            --          --          --           (5,621)
  Non-Member Business (Loss).....................      --            --            --          --          --              (15)
  Unit Retains Withheld from Members
    ($2.00/Ton)..................................      --            --            --          16,648      --           --
  Payments to Estates and Disabled Individuals...      --            --            --            (374)     --           --
  Payments of 1987 Crop Unit Retains to
    Members......................................      --            --            --          (9,220)     --           --
  Contributed Capital of Investee................      --            --               460      --          --           --
  Pension Liability Adjustment...................      --            --            --          --          (3,288)      --
  Common Stock Issued/(Redeemed), Net............       1,450            (1)       26,399      --          --           --
                                                   -----------          ---    -----------  ---------  -----------  -----------
BALANCE, AUGUST 31, 1995.........................   $  31,879     $      23     $  32,417   $  88,487   $  (5,674)   $  (5,085)
                                                   -----------          ---    -----------  ---------  -----------  -----------
  Member Tax Accounting Adjustment, Net..........      --            --            --          --          --           --
  Non-Member Business (Loss).....................      --            --            --          --          --             (396)
  Unit Retains Withheld from Members
    ($2.00/Ton)..................................      --            --            --          16,040      --           --
  Payments to Estates and Disabled Individuals...      --            --            --            (296)     --           --
  Payments of 1988 Crop Unit Retains to
    Members......................................      --            --            --          (7,040)     --           --
  Contributed Capital of Investee................      --            --               624      --          --           --
  Pension Liability Adjustment...................      --            --            --          --           1,156       --
  Stock Issued/(Redeemed), Net...................      --                 1        --          --          --           --
                                                   -----------          ---    -----------  ---------  -----------  -----------
BALANCE, AUGUST 31, 1996.........................   $  31,879     $      24     $  33,041   $  97,191   $  (4,518)   $  (5,481)
                                                   -----------          ---    -----------  ---------  -----------  -----------
  Member Tax Accounting Adjustment, Net..........      --            --            --          --          --           --
  Non-Member Business (Loss).....................      --            --            --          --          --          (18,074)
  Unit Retains Withheld from Members
    ($2.00/Ton)..................................      --            --            --          16,611      --           --
  Payments to Estates and Disabled Individuals...      --            --            --            (673)     --           --
  Payments of 1989 Crop Unit Retains to
    Members......................................      --            --            --          (7,679)     --           --
  Contributed Capital of Investee................      --            --               892      --          --           --
  Pension Liability Adjustment...................      --            --            --          --             387       --
  Stock Issued/(Redeemed), Net...................       1,663             2        30,663      --          --           --
                                                   -----------          ---    -----------  ---------  -----------  -----------
BALANCE, AUGUST 31, 1997.........................   $  33,542     $      26     $  64,596   $ 105,450   $  (4,131)   $ (23,555)
                                                   -----------          ---    -----------  ---------  -----------  -----------
                                                   -----------          ---    -----------  ---------  -----------  -----------


                                                     TOTAL
                                                   ---------
BALANCE, AUGUST 31, 1994.........................  $ 115,609
                                                   ---------
  Member Tax Accounting Adjustment, Net               (5,621)
  Non-Member Business (Loss).....................        (15)
  Unit Retains Withheld from Members
    ($2.00/Ton)..................................     16,648
  Payments to Estates and Disabled Individuals...       (374)
  Payments of 1987 Crop Unit Retains to
    Members......................................     (9,220)
  Contributed Capital of Investee................        460
  Pension Liability Adjustment...................     (3,288)
  Common Stock Issued/(Redeemed), Net............     27,848
                                                   ---------
BALANCE, AUGUST 31, 1995.........................  $ 142,047
                                                   ---------
  Member Tax Accounting Adjustment, Net..........     --
  Non-Member Business (Loss).....................       (396)
  Unit Retains Withheld from Members
    ($2.00/Ton)..................................     16,040
  Payments to Estates and Disabled Individuals...       (296)
  Payments of 1988 Crop Unit Retains to
    Members......................................     (7,040)
  Contributed Capital of Investee................        624
  Pension Liability Adjustment...................      1,156
  Stock Issued/(Redeemed), Net...................          1
                                                   ---------
BALANCE, AUGUST 31, 1996.........................  $ 152,136
                                                   ---------
  Member Tax Accounting Adjustment, Net..........     --
  Non-Member Business (Loss).....................    (18,074)
  Unit Retains Withheld from Members
    ($2.00/Ton)..................................     16,611
  Payments to Estates and Disabled Individuals...       (673)
  Payments of 1989 Crop Unit Retains to
    Members......................................     (7,679)
  Contributed Capital of Investee................        892
  Pension Liability Adjustment...................        387
  Stock Issued/(Redeemed), Net...................     32,328
                                                   ---------
BALANCE, AUGUST 31, 1997.........................  $ 175,928
                                                   ---------
                                                   ---------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31
                                 (IN THOUSANDS)

                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
CASH PROVIDED BY (USED IN) OPERATIONS:
  Net Proceeds Resulting from Member and Non-Member Business.......................  $ 366,756  $ 310,206  $ 320,549
  Payments to Members for Sugarbeets, Net of Unit Retains..........................   (368,219)  (294,562)  (309,537)
  Add (Deduct) Non-Cash Items:
    Depreciation and Amortization..................................................     26,165     20,314     28,174
    Loss on Investment Activities..................................................     13,918        343        495
    Deferred Income Taxes..........................................................      1,540     (1,216)    (3,629)
    Loss on the Disposition of Property and Equipment..............................         37        230         50
    Non-Cash Portion of Patronage Dividend from the Banks for Cooperatives.........        609     (1,404)    (1,653)
    Deferred Gain Recognition......................................................       (213)      (223)      (223)
Changes in Certain Elements of Working Capital:
  Accounts Receivable:
    Trade..........................................................................    (10,025)    (2,802)   (14,120)
    Members........................................................................        988        362          8
    Other..........................................................................     (4,219)     3,795     (2,827)
  Inventories......................................................................    (67,380)    30,614    (49,511)
  Prepaid Expenses.................................................................        196        737      1,727
  Advances to Related Parties......................................................     (4,756)    (4,217)    (1,898)
  Accounts Payable.................................................................      1,347     (1,343)     9,831
  Other Current Liabilities........................................................        384      1,214        525
  Amount Due Members...............................................................     19,037      6,881     (3,658)
                                                                                     ---------  ---------  ---------
NET CASH (USED)/PROVIDED BY OPERATIONS.............................................    (23,835)    68,929    (25,697)
                                                                                     ---------  ---------  ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of Property and Equipment..............................................    (70,805)   (43,549)   (48,636)
  Proceeds from the Sale of Property and Equipment.................................        667        151        191
  Investments in the Banks for Cooperatives........................................     --            159        770
  Investments in Marketing Cooperatives............................................     14,031     (9,700)    (4,482)
  Investment in ProGold Limited Liability Company..................................     (5,595)   (39,221)   (12,757)
  Changes in Other Assets..........................................................     (2,372)      (271)       178
                                                                                     ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES..............................................    (64,074)   (92,431)   (64,736)
                                                                                     ---------  ---------  ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net Proceeds (Payments) on Short-Term Debt.......................................     54,317    (40,289)    53,932
  Proceeds from Long-Term Debt.....................................................     28,200     85,000     20,300
  Long-Term Debt Repayment.........................................................    (14,525)   (13,115)   (17,110)
  Payment of Unit Retains..........................................................     (8,352)    (7,336)    (9,594)
  Changes in Preferred Stock.......................................................      1,663     --          1,450
  Changes in Common Stock..........................................................          2          1          1
  Changes in Additional Paid-In Capital............................................     31,555        623     26,859
  Changes in Other Long-Term Liabilities...........................................      2,793       (995)     3,601
                                                                                     ---------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........................................     95,653     23,889     79,439
                                                                                     ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................      7,744        387    (10,994)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................      3,807      3,420     14,414
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................  $  11,551  $   3,807  $   3,420
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY

                       NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    American Crystal Sugar Company (American Crystal) is a Minnesota agricultural cooperative corporation, which processes and markets sugar and sugarbeet pulp, molasses and seed. Business done with its shareholders (members) constitutes "patronage business" as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members' investments in the form of unit retains or distributed to members in the form of payments for sugarbeets. Members are paid the net amounts realized from the current year's production less member operating costs determined on a book basis.

    On April 26, 1995, the Company's shareholders amended the Bylaws of the Company and the Grower Agreement between the Company and each of its shareholders. The amendment changed the method by which the grower beet payment is determined. Previously, the grower beet payment was on the basis of the Company's taxable income. Effective with the fiscal year beginning September 1, 1995, the grower beet payment is calculated on the basis of the Company's financial statement income as reported in conformity with Generally Accepted Accounting Principles.

    CASH AND CASH EQUIVALENTS

    American Crystal considers all highly liquid debt and equity instruments purchased with a maturity of three months or less to be cash equivalents. American Crystal places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the applicable insurance limit.

    RECEIVABLES

    American Crystal grants credit, individually and through its marketing cooperatives, to its customers, which are primarily companies in the food processing industry located throughout the United States. Ongoing credit evaluations of customers' financial condition are performed and the Company maintains a reserve for potential credit losses. American Crystal does not believe it is dependent upon one or a few customers, as no one customer accounted for more than 10% of sales.

    INVENTORIES

    Sugar, pulp, and molasses inventories are valued at estimated net realizable value. Maintenance parts and supplies, corn and beet seed inventories are valued at the lower of average cost or market.

    PROPERTY, EQUIPMENT AND DEPRECIATION

    Property and equipment are recorded at cost. Indirect costs and construction period interest are capitalized as a component of the cost of qualified assets. Property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 45 years. Statutory lives and methods are used for income tax reporting purposes.

    Property and equipment acquired prior to September 1, 1995, was depreciated for financial statement purposes, principally using declining-balance methods with estimated useful lives ranging from 3 to 45 years. Effective September 1, 1995, property and equipment is being depreciated using the straight-line method. The straight-line method of depreciation was adopted during fiscal 1996 to more accurately reflect

                         AMERICAN CRYSTAL SUGAR COMPANY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the allocation of the cost of the property and equipment in the proper period and to conform with general industry practice.

    Indirect costs capitalized were $1.1 million, $1.0 million and $845,000 in 1997, 1996 and 1995, respectively. Construction period interest capitalized was $2.6 million, $3.8 million and $1.5 million in 1997, 1996 and 1995, respectively.

    INVESTMENTS

    Investments in the Banks for Cooperatives are stated at cost plus unredeemed patronage refunds received or estimated to be received in the form of capital stock. No patronage was accrued in 1997. Investments in Marketing Cooperatives and ProGold Limited Liability Company (ProGold) are accounted for using the equity method. The net capitalized interest related to the investment in ProGold totaled $1.1 million and $3.1 million for the years ended August 31, 1997 and 1996 respectively.

    MEMBERS' INVESTMENTS

    PREFERRED AND COMMON STOCK--The ownership of common and preferred stock is restricted to a "farm operator" as defined by the bylaws of American Crystal. Each "farm operator" may own only one share of common stock and is entitled to one vote in the affairs of American Crystal. Each "farm operator" is entitled to grow a specified number of acres of sugarbeets in proportion to the shares of preferred stock owned. The preferred shares are non-voting. All transfers of stock must be approved by American Crystal's board of directors and any shareholder desiring to sell stock must first offer it to American Crystal for repurchase at its par value. American Crystal has never exercised this repurchase option. The bylaws do not allow dividends to be paid on either the common or preferred stock. The articles of incorporation of the Company were amended on August 31, 1994, to allow recapitalization of the Company to authorize the issuance of 600,000 shares of preferred stock with a par value of $76.77. As part of that recapitalization, each share of preferred stock was changed and reclassified into 65/100 (.65) of one share of preferred stock, with a par value of $76.77 per share.

                                                                       SHARES     SHARES ISSUED
                                                          PAR VALUE  AUTHORIZED   & OUTSTANDING
                                                          ---------  -----------  --------------
Preferred Stock:
  August 31, 1997.......................................  $   76.77     600,000        436,915
  August 31, 1996.......................................  $   76.77     600,000        415,255
  August 31, 1995.......................................  $   76.77     600,000        415,255

Common Stock:
  August 31, 1997.......................................  $   10.00       4,000          2,585
  August 31, 1996.......................................  $   10.00       4,000          2,444
  August 31, 1995.......................................  $   10.00       4,000          2,343

    UNIT RETAINS--The bylaws authorize American Crystal's board of directors to require additional direct capital investments by members in the form of a variable unit retain of up to a maximum of 10% of the weighted average gross per-ton beet payment. American Crystal has a policy whereby the company refunds, to the entity legally entitled thereto, the unit retains attributable to a deceased or totally and permanently disabled former shareholder.

                         AMERICAN CRYSTAL SUGAR COMPANY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    RETAINED EARNINGS--Retained earnings represent the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes from the years prior to 1996. The non-member net loss was $18.1 million, $396,000, and $15,000 in 1997, 1996 and 1995, respectively.

    STOCK OFFERING

    On July 23, 1997, the Board of Directors authorized an offer of up to 61,500 shares of Preferred Stock, $76.77 par value and up to 500 shares of Common Stock, $10.00 par value for sale at $1,500.00 per share and $10.00 per share, respectively, to sugarbeet farm operators in the territory in which the Company is engaged in business. A preliminary registration statement was filed with the Securities and Exchange Commission and the North Dakota Securities Commission on July 28, 1997. The filings are currently under review and are expected to become effective in November, 1997. Members of the Company as of July 25, 1997, will be granted priority to purchase the shares. The shares of Preferred Stock offered equal approximately 13.7 % of preferred shares outstanding on July 25, 1997.

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

    As of August 31, 1997, American Crystal had accumulated approximately $9.4 million of net operating loss carryforwards. The majority of the net operating loss carryforwards expire in 2012. American Crystal has provided a valuation allowance for the entire balance of the deferred tax asset related to the loss carryforwards.

    Examinations of the Company's federal income tax returns for the years ended on or before August 31, 1992, were conducted by the Internal Revenue Service
(IRS) in prior years. During the year ended August 31, 1997, all open issues with respect to these years were settled with the IRS which resulted in a net refund. The IRS will be examining the Company's federal tax returns for August 31, 1993, 1994 and 1995 beginning in October, 1997.

    At this time, it is not possible to determine the additional taxes and interest, if any, that may become due upon the resolution of the remaining contested matters. The eventual resolution of these income tax matters will not have a material effect on these financial statements. Net income tax payments (refunds) for the years ended August 31, 1997, 1996 and 1995 were $(4,000), $(139,000) and $183,000 respectively.

                         AMERICAN CRYSTAL SUGAR COMPANY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    ACCOUNTING ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) INVENTORIES:

    The major components of inventories are as follows:

                                                                            1997       1996
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Refined Sugar, Pulp, Molasses, Beet Seed...............................  $  115,026  $  46,155
Corn...................................................................       3,758     --
Maintenance Parts and Supplies.........................................      21,273     26,522
                                                                         ----------  ---------
Total Inventories......................................................  $  140,057  $  72,677
                                                                         ----------  ---------
                                                                         ----------  ---------

(3) INVESTMENT IN MARKETING COOPERATIVES:

    As of January 1, 1994, American Crystal entered into a marketing agreement with United Sugars Corporation (United), whereby United will market the cooperative's production of sugar. The amount of the investment is accounted for using the equity method. American Crystal's investment in United was comprised of contributed assets with a net book value of $1.7 million and transferred liabilities of $1.1 million. Upon transfer, certain assets were revalued based on appraisals that increased the value of those assets by $4.2 million. This increased value was recorded by United as a capital contribution from American Crystal. American Crystal has recorded this $4.2 million as a deferred gain, net of deferred income taxes, and will amortize it over a period of 31 years. The investment in United is reported net of the unamortized deferred gain. During 1996, American Crystal invested an additional $10.0 million in United. This investment was associated with the funding of United's current capital projects. All sugar produced is sold by United as an agent for American Crystal. As of August 31, 1997, American Crystal has a 70% ownership interest in United, however, American Crystal has only one-third voting rights. The amount of sales and related costs to be recognized by each owner is allocated based on their pro rata share of production for the year. The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United. As of August 31, 1997, $15.3 million worth of marketing assets were transferred to American Crystal from United Sugars. American Crystal had net advances to United of $11.9 million and $7.1 million as of August 31, 1997 and 1996, respectively. American Crystal provides administrative services for United and is reimbursed for costs incurred. American Crystal was reimbursed $745,000 and $708,000 for services provided during 1997 and 1996, respectively.

    In July, 1997, United Sugars Corporation and United States Sugar Corporation
(USSC), entered into a preliminary agreement wherein USSC intends to become an equity member of United Sugars Corporation. The actual equity investment will be adjusted based upon relative annual sugar volume marketed by United Sugars Corporation.

                         AMERICAN CRYSTAL SUGAR COMPANY

(3) INVESTMENT IN MARKETING COOPERATIVES: (CONTINUED)
    Under the planned arrangement, United Sugars Corporation would market all sugar produced by USSC under approximately the same terms as now done for other members. USSC is presently constructing a cane sugar refining production facility at Clewiston, Florida, which is expected to be in operation in June, 1998, and have annual capacity of approximately 10 million hundredweight.

    American Crystal has a one-third ownership interest in Midwest Agri-Commodities Company (Midwest). The amount of the investment is accounted for using the equity method. All beet pulp and molasses produced is sold by Midwest as an agent for American Crystal. The amount of sales and related costs to be recognized by each owner is allocated based on their pro rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. American Crystal had outstanding advances to Midwest of $2.3 million and $3.2 million as of August 31, 1997, and 1996, respectively. The owners are guarantors of the short-term line of credit Midwest has with the St. Paul Bank for Cooperatives
(Bank). As of August 31, 1997, Midwest had outstanding short-term debt with the Bank of $1.5 million, of which $1.1 million was guaranteed by American Crystal.

(4) PROGOLD LIMITED LIABILITY COMPANY

    American Crystal has a 46% ownership interest in ProGold. ProGold operates a corn wet milling plant, which produces high-fructose corn syrup sweetener. The plant started operations on October 25, 1996 with saleable product being produced on January 1, 1997. Following is summary financial information for ProGold.

SUMMARY INFORMATION (IN THOUSANDS)

                                                                           1997        1996
                                                                        ----------  ----------
Current Assets........................................................  $   38,788  $    1,222
Fixed Assets..........................................................     223,815     194,916
Other Assets..........................................................      13,731       5,026
                                                                        ----------  ----------
  Total Assets........................................................  $  276,334  $  201,164
                                                                        ----------  ----------
                                                                        ----------  ----------
Current Liabilities...................................................  $   24,164  $   24,268
Long-Term Liabilities.................................................     171,844      71,962
                                                                        ----------  ----------
  Total Liabilities...................................................     196,008      96,230
Equity................................................................      80,326     104,934
                                                                        ----------  ----------
Total Liabilities and Equity..........................................  $  276,334  $  201,164
                                                                        ----------  ----------
                                                                        ----------  ----------
Sales Revenue.........................................................  $   46,725  $   --
Cost of Sales.........................................................      59,145      --
                                                                        ----------  ----------
Gross Margins.........................................................     (12,420)     --
Other Income..........................................................         344         482
Expenses..............................................................     (18,182)     (1,228)
                                                                        ----------  ----------
Net (Loss)............................................................  $  (30,258) $     (746)
                                                                        ----------  ----------
                                                                        ----------  ----------

                         AMERICAN CRYSTAL SUGAR COMPANY

(4) PROGOLD LIMITED LIABILITY COMPANY (CONTINUED)
    On September 30, 1997, ProGold entered into a letter of intent to lease substantially all of its assets to Cargill, Incorporated. Under the terms of this operating lease, Cargill, Incorporated would manage all aspects of the operations of the ProGold corn wet-milling plant.

(5) LONG-TERM AND SHORT-TERM DEBT:

    The long-term debt outstanding as of August 31, 1997 and 1996, is summarized below:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Term Loans from the St. Paul Bank for Cooperatives, Due in Varying
  Amounts Through 2008, Interest at 5.9% to 9.5%, with First Lien on
  Substantially all Property and Equipment............................  $  172,300  $  168,800
Term Loans from First Bank, Minneapolis, Due in Equal Amounts Through
  2002, Interest at 7.60% to 8.25%, unsecured.........................       5,000       6,000
Term Loan from the Bank of North Dakota, Due in Equal Amounts Through
  2009, with Interest at 6.34%, unsecured.............................       9,600      10,400
Pollution Control and Industrial Development Revenue Bonds, Due in
  Varying Amounts Through 2018, Interest at 3.76% to 8.00%............      17,700       5,719
                                                                        ----------  ----------
                                                                           204,600     190,919
Less Current Maturities...............................................     (17,800)    (13,525)
                                                                        ----------  ----------
Total Long-Term Debt..................................................  $  186,800  $  177,394
                                                                        ----------  ----------
                                                                        ----------  ----------

    Aggregate maturities of long-term debt are as follows (in thousands):

1998..............................................................  $  17,800
1999..............................................................     18,800
2000..............................................................     18,915
2001..............................................................     18,925
2002..............................................................     18,930
Thereafter........................................................    111,230
                                                                    ---------
  Total...........................................................  $ 204,600
                                                                    ---------
                                                                    ---------

    As of August 31, 1997, the unused portion of the term loan line of credit with the St. Paul Bank for Cooperatives was $44 million. The undrawn amount of cash relating to the Pollution Control and Industrial Development Revenue bonds was $11.3 million.

    During the year ended August 31, 1997, American Crystal borrowed from the St. Paul Bank for Cooperatives, the Commodity Credit Corporation and issued commercial paper to meet its short-term borrowing requirements. American Crystal had outstanding short-term commercial paper debt of

                         AMERICAN CRYSTAL SUGAR COMPANY

(5) LONG-TERM AND SHORT-TERM DEBT: (CONTINUED)
$67.9 million as of August 31, 1997. During the year ended August 31, 1997, American Crystal had available short-term lines of credit totaling $240 million.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1997 and 1996, follow:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                         (IN THOUSANDS EXCEPT
                                                                           INTEREST RATES)
Maximum Borrowings....................................................  $  230,000  $  190,798
                                                                        ----------  ----------
                                                                        ----------  ----------
Average Borrowing Levels..............................................  $  113,227  $  118,481
                                                                        ----------  ----------
                                                                        ----------  ----------
Average Interest Rates................................................        6.06%       5.77%
                                                                        ----------  ----------
                                                                        ----------  ----------

    The terms of the loan agreements with the St. Paul Bank for Cooperatives contain certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members' investment; ratio of short-term debt balances to working capital; level of term debt to net funds generated; and investment in bank stock in amounts prescribed by the bank. As of August 31, 1997, American Crystal was in compliance with the terms of the loan agreements.

    Interest paid was $21.6 million, $16.1 million and $16.8 million for the years ended August 31, 1997, 1996 and 1995 respectively. Interest capitalized was $2.6 million, $3.8 million, and $1.5 million for the years ended August 31, 1997, 1996 and 1995, respectively.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The estimated fair values of the Company's financial instruments as of August 31, 1997 and 1996, are as follows:

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

                         AMERICAN CRYSTAL SUGAR COMPANY

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

                                                                              1997         1996         1995
                                                                              -----        -----        -----
Discount Rate............................................................         7.5%         7.5%         7.5%
Compensation Rate Increase (Plan A Only).................................         5.0%         5.0%         5.0%
Rate of Return...........................................................         9.0%         9.0%         9.0%

    During 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan for a select group of management and employees. The plan is unfunded and provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

    The plans' status as of August 31, 1997, 1996 and 1995, is shown below:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Normal Service Cost..........................................  $   1,545  $   1,366  $   1,281
Interest Cost on Projected Benefit Obligation................      4,066      3,718      3,388
Return on Plan Assets........................................     (5,561)    (7,414)    (3,458)
Multiple Employer Adjustment.................................        (34)       (17)       (21)
Net Amortization (Deferral)..................................      2,078      4,739        511
                                                               ---------  ---------  ---------
Net Pension Expense..........................................  $   2,094  $   2,392  $   1,701
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Actuarial Present Value of Benefit Obligations:
  Estimated Present Value of Vested Benefits.................  $  46,359  $  44,933  $  41,855
  Estimated Present Value of Non-Vested Benefits.............      5,758      3,368      2,901
                                                               ---------  ---------  ---------
Accumulated Benefit Obligation...............................     52,117     48,301     44,756
Value of Future Pay Increases................................      6,667      7,239      6,086
                                                               ---------  ---------  ---------
Projected Benefit Obligation.................................     58,784     55,540     50,842
Estimated Market Value of Plan Assets........................     49,058     43,853     37,385
                                                               ---------  ---------  ---------
Projected Benefit Obligation in Excess of Plan Assets........      9,726     11,687     13,457
Unrecognized Net Costs.......................................    (12,331)   (14,407)   (17,262)
Unrecognized Net Assets......................................      1,753      2,049      2,345
Minimum Pension Liability Adjustment.........................      6,350      6,872      9,043
                                                               ---------  ---------  ---------
Net Pension Liability........................................  $   5,498  $   6,201  $   7,583
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                         AMERICAN CRYSTAL SUGAR COMPANY

(7) EMPLOYEE BENEFIT PLANS: (CONTINUED)

    As required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," American Crystal has recognized, as of August 31, 1997, a minimum pension liability of $6.3 million, an intangible pension asset of $2.2 million and a direct equity reduction of $4.1 million.

LONG-TERM INCENTIVE PLAN

    The Long Term Incentive Plan provides deferred compensation to certain key executives of American Crystal Sugar Company effective September 1, 1995. The Plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the Plan, the value of which is related to the value of preferred shares of the Company. As of August 31, 1997, there were 389 rights issued, of which 234 were 75% vested and 155 were 50% vested. During 1997, the Company incurred $379,500 of expense related to this plan.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

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

    The rates used in determining the actuarial present value of the accumulated other postretirement and postemployment benefit (OPEB) obligations are in the following table:

                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Discount Rate....................................................        7.5%         7.5%         7.5%
Increase in Future Health Cost...................................       10.5%        9.75%        10.5%
Health Care Trend Rate...........................................        5.5%         5.5%         5.5%

    The components of accumulated OPEB obligations and the periodic OPEB cost are set forth in the following table. If the health care cost trend rate was increased by one percentage point for each year,

                         AMERICAN CRYSTAL SUGAR COMPANY

(7) EMPLOYEE BENEFIT PLANS: (CONTINUED)
OPEB expense would have increased approximately $254,427 in 1997, and the actuarial present value of accumulated OPEB obligations at August 31, 1997, would have increased approximately $2.3 million.

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Actuarial Present Value of Accumulated OPEB Obligations:
  Retiree Benefits...........................................  $   4,314  $   3,552  $   3,261
  Other Fully Eligible Active Plan Participants..............      2,690      2,295      1,934
  Other Active Plan Participants.............................      9,383      7,186      5,292
                                                               ---------  ---------  ---------
Present Value of Accumulated OPEB Obligations................     16,387     13,033     10,487
  Unrecognized Net Gain from Experience Different from
    Actuarial Assumptions....................................        462      1,255      2,627
                                                               ---------  ---------  ---------
  Total Accrued OPEB Obligation..............................     16,849     14,288     13,114
  Less Current Portion.......................................        643        831        397
                                                               ---------  ---------  ---------
    Non-Current Accrued OPEB Obligation......................  $  16,206  $  13,457  $  12,717
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Net Periodic OPEB Cost:
  Service Cost...............................................  $   1,199  $     903  $     770
  Interest Cost..............................................        917        742        802
  Amortization...............................................         (4)      (100)       (11)
                                                               ---------  ---------  ---------
Net Periodic OPEB Cost.......................................  $   2,112  $   1,545  $   1,561
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

DEFINED CONTRIBUTION PLANS

    American Crystal also has qualified 401(k) plans for all eligible employees. The plans provide for immediate vesting of benefits. Participants contribute a percentage of their gross earnings each pay period as provided in the participation agreement. The Company matches the nonunion and union participants' contribution up to 4% and 1% respectively, of their gross earnings. The company's contributions to this plan were $1,149,000, $936,000, and $887,000 for the years ended August 31, 1997, 1996 and 1995, respectively.

(8) ENVIRONMENTAL MATTERS:

    American Crystal is subject to extensive federal and state environmental laws and regulations with respect to water pollution, discharge permits, air pollution, noise pollution and solid waste disposal. American Crystal conducts an ongoing pollution control program designed to meet these environmental laws and regulations. American Crystal was cited in May, 1994, by the State of Minnesota for noncompliance with nitrous oxide emissions for the pulp driers at the East Grand Forks facility. The Company was assessed a penalty of $61,000 by virtue of noncompliance with the air quality permit. This amount was charged to expense in 1995. The Company has installed natural gas pulp driers at the East Grand Forks facility at a cost of approximately $1.4 million. These driers are designed to bring the East Grand Forks facility into compliance with emissions standards as well as provide operational efficiencies. A notice of violation was received in April, 1995, from the State of North Dakota regarding emissions from the pulp

                         AMERICAN CRYSTAL SUGAR COMPANY

(8) ENVIRONMENTAL MATTERS: (CONTINUED)
drier at the Hillsboro factory. The Company retested emissions from the drier and is in compliance with North Dakota emission limits.

(9) COMMITMENTS AND CONTINGENCIES:

    American Crystal had outstanding letters of credit totaling $29.5 million as of August 31, 1997.

    American Crystal is subject to various lawsuits and claims that arise in the ordinary course of its business. Management believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition.

    Under the terms of the ProGold Limited Liability Company (ProGold) Member Control Agreement, the ProGold Board of Governors can require American Crystal to provide additional capital contributions not to exceed $2.3 million per year.

    ProGold Grain, a division of the American Crystal, acts as an agent to procure corn to satisfy the obligations of American Crystal, Minn-Dak Farmers Cooperative and some members of Golden Growers Cooperative to deliver corn to ProGold. To reduce the price risk of market fluctuations, American Crystal follows a policy of hedging substantially all corn purchase contracts and related sweetener sale contracts on behalf of ProGold. As of August 31, 1997, the Company had outstanding purchase commitments of 3.7 million bushels of corn at $2.75 per bushel. The market price of corn as of October 10, 1997, was $2.45 per bushel.

    During 1997, American Crystal's Board of Directors authorized the construction of a project to increase the slice capacity at the Hillsboro facility at a total estimated cost of $56.9 million. As of August 31, 1997, American Crystal has incurred costs of $17.6 million related to this project.

    American Crystal has outstanding commitments totaling $15.9 million as of August 31, 1997, for consulting services, equipment and construction contracts related to various capital projects.

    On September 29, 1997, the Board of Directors authorized management to negotiate toward the formation of a joint venture with Newcourt Credit Group Inc. of Toronto, Canada, to acquire molasses desugarization technology from Idreco USA Ltd. and to construct a molasses desugarization plant in the Red River Valley. The facility is anticipated to cost between $90 to $100 million. American Crystal and Newcourt are expected to contribute 3% of the cost in the form of equity capital with American Crystal contributing an additional 13.5% of subordinated debt to the joint venture. The remaining cost of the facility is anticipated to be underwritten by Newcourt in the form of senior debt. The plant, when completed, is expected to process approximately 200,000 tons of molasses and recover sugar and other by-products. The formation of the joint-venture is expected to be completed in January, 1998 and construction of the facility to begin in the Spring of 1998 for completion in March, 1999.

                               INDEX TO EXHIBITS

  EXHIBITS                                                                                                       PAGE
------------                                                                                                     -----
       *3(i)  Restated Articles of Incorporation of American Crystal Sugar Company..........................

       #3(ii) Restated By-laws of American Crystal Sugar Company............................................

      #10(f)  Growers' Contract (5-year Agreement)..........................................................

      *10(g)  Growers' Contract (Annual Contract)...........................................................

      *10(h)  Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 1,
                1986........................................................................................

      *10(i)  Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 1, 1986........................................................................

      *10(j)  Beet Loading and Hauling Agreement between Registrant and Transystems, Inc., dated May 18,
                1993........................................................................................

      *10(k)  Form of Uniform Member Marketing Agreement between Registrant and United Sugars Corporation, dated January 1, 1994.......................................................................

      *10(l)  Trademark License Agreement between Registrant and United Sugars Corporation, dated November
                1, 1993.....................................................................................

      *10(m)  Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities
                Company, dated April 14, 1992...............................................................

      *10(n)  Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency......

      *10(o)  Master Agreement between Registrant, United Sugars Corporation, American Federation of Grain
                Millers, AFL-CIO, CLC, et al................................................................

      *10(p)  Loan Agreement between Registrant and St. Paul Bank for Cooperatives, dated December 20,
                1993........................................................................................

      *10(q)  Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated November 22, 1993.....................................................................

      *10(r)  Pension Contract and Amendments...............................................................

      *10(s)  Compensation, Severance and Loan Agreement with Mr. J. Famalette, dated March 2, 1992.........

      *10(t)  Compensation and Loan Agreement with Mr. J. Famalette, dated October 1, 1993..................

      *10(u)  Form of Operating Agreement between Registrant and ProGold Limited Liability Company..........

      *10(v)  Form of Member Control Agreement between Registrant and ProGold Limited Liability Company.....

      *10(w)  Administrative Services Agreement between Registrant and ProGold Limited Liability Company....

      *10(x)  Uniform Member Marketing Agreement............................................................

      #10(y)  Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995
                (Confidential treatment granted as to certain provisions)...................................

      #10(z)  Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995 (Confidential treatment granted as to certain provisions).............

  EXHIBITS                                                                                                       PAGE
------------                                                                                                     -----
      #10(aa) Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20,
                1996 (Confidential treatment granted as to certain provisions.).............................

      #10(bb) Employment Agreement with Mr. Daniel McCarty, dated as of April 8, 1996.......................

     **10(cc) Amendment to Employment Agreement with Mr. Daniel McCarty, dated as of July, 1997.............

     **10(dd) Form of Subscription Agreement for Preferred Stock (Current Members). Subscription Document
                A...........................................................................................

     **10(ee) Form of Indication of Interest in Purchasing Additional Shares of Preferred Stock (Current
                Members). Subscription Document B...........................................................

     **10(ff) Form of Indication of Interest in Purchasing Pool 3 Shares of Preferred Stock. Subscription
                Document C..................................................................................

     **10(gg) Form of Statement of Representations and Warranties for New Members (Prospective Members).
                Subscription Document D.....................................................................

     **10(hh) Subscription Document Instructions............................................................

    **+10(ii) Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9,
                1997 (Confidential treatment granted as to certain provisions)..............................

     **10(jj) Subscription Agreement for Pool 2 Preferred Stock.............................................

     **10(kk) Subscription Agreement for Pool 3 Preferred Stock.............................................

       23     Consent of Independent Public Accountant......................................................

------------------------

 * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

 # Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-11693), declared effective November 13, 1996.

** Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

 + Pursuant to Rule 406(b) of the Securities Act of 1933, confidential portions of the exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request has been granted.