Form 10-Q
period 1997-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1998-01-15
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1997


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

          YES    X                      NO
               -----                         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
     CLASS OF COMMON STOCK                             JANUARY 6, 1998
     ---------------------                             ---------------
        $10 PAR VALUE                                       2,587



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

                            AMERICAN CRYSTAL SUGAR COMPANY
                                    Balance Sheets
                                     (Unaudited)
                                (Dollars in Thousands)


                                        ASSETS

                                                 November 30
                                                 --------------------------     August 31,
                                                     1997           1996           1997
                                                 -----------    -----------    -----------
Current Assets:                                                                *
  Cash and Cash Equivalents                      $       587    $     5,034    $    11,551
  Accounts Receivable:
    Trade                                             60,611         54,810         60,940
    Members                                              827            965          2,857
    Other                                              4,612          4,332          5,618
  Advances to Related Parties                         13,786          2,942         15,064
  Inventories (Note 2)                               421,412        405,877        140,057
  Prepaid Expenses                                     2,418          2,256          2,892
                                                 -----------    -----------    -----------

Total Current Assets                                 504,253        476,216        238,979
                                                 -----------    -----------    -----------


Property and Equipment:
  Land                                                13,101         12,059         13,101
  Buildings and Equipment                            639,409        572,446        635,671
  Construction-in-Progress                            50,552         50,142         43,938
  Less: Accumulated Depreciation                    (420,121)      (400,419)      (413,211)
                                                 -----------    -----------    -----------

Net Property and Equipment                           282,941        234,228        279,499
                                                 -----------    -----------    -----------

Other Assets:
  Investments in Banks for Cooperatives               14,546         15,707         14,568
  Investments in Marketing Cooperatives                1,678         17,075          1,650
  Investment in ProGold LLC                           36,225         53,336         43,007
  Other Assets                                         5,990          3,073          3,801
                                                 -----------    -----------    -----------

Total Other Assets                                    58,439         89,191         63,026
                                                 -----------    -----------    -----------

Total Assets                                     $   845,633    $   799,635    $   581,504
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                                    Balance Sheets
                                     (Unaudited)
                                (Dollars in Thousands)



LIABILITIES AND MEMBERS' INVESTMENTS
                                                 November 30
                                                 --------------------------     August 31,
                                                     1997           1996           1997
                                                 -----------    -----------    -----------
Current Liabilities:                                                           *
  Short-Term Debt                                $   165,000    $   158,000    $    67,960
  Current Maturities of Long-Term Debt                18,800         14,525         17,800
  Accounts Payable:
    Trade                                             12,398          3,384         21,538
    Other                                             18,384         23,247          4,359
  Accrued Continuing Costs (Note 3)                   15,721         25,743              -
  Other Current Liabilities                           14,877         13,257         15,515
  Amounts Due Members                                181,629        189,949         66,155
                                                 -----------    -----------    -----------

Total Current Liabilities                            426,809        428,105        193,327
Long-Term Debt, Excluding Current
  Maturities                                         185,800        176,394        186,800
Deferred Income Taxes                                  1,540              -          1,540
Other Liabilities                                     24,884         22,402         23,909
Commitments and Contingencies                              -              -              -
                                                 -----------    -----------    -----------

Total Liabilities                                    639,033        626,901        405,576
                                                 -----------    -----------    -----------


Members' Investments (Note 4):
  Preferred Stock                                     37,747         33,369         33,542
  Common Stock                                            26             24             26
  Additional Paid-in Capital                         104,849         60,655         64,596
  Unit Retains                                        97,516         89,393        105,450
  Pension Liability Adjustment                        (4,131)        (4,518)        (4,131)
  Retained Earnings                                  (29,407)        (6,189)       (23,555)
                                                 -----------    -----------    -----------

Total Members' Investments                           206,600        172,734        175,928
                                                 -----------    -----------    -----------
Total Liabilities and Members'
  Investments                                    $   845,633    $   799,635    $   581,504
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                               Statement of Operations
                                     (Unaudited)
                                (Dollars in Thousands)


                                                 For the Three Months Ended
                                                         November 30
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------

Net Revenue                                      $   179,169    $   150,018
Cost of Product Sold                                  14,650        (28,529)
                                                 -----------    -----------

Gross Proceeds                                       164,519        178,547
Selling, General & Administrative
  Expenses                                            39,584         30,836
Accrued Continuing Costs (Note 3)                     15,721         25,743
                                                 -----------    -----------

Operating Proceeds                                   109,214        121,968
                                                 -----------    -----------

Other Income (Expenses)
  Interest Income                                        386            697
  Interest Expense                                    (2,991)        (2,910)
  Other Income (Loss)                                     55            326
  Other Expenses                                      (5,538)          (347)
                                                 -----------    -----------
Other Income (Expense)                                (8,088)        (2,234)
                                                 -----------    -----------

Proceeds before Income Taxes                         101,126        119,734
Income Taxes Provision/(Benefit)                           -              -
                                                 -----------    -----------
Net Proceeds Resulting from
  Member and Non-Member Business                 $   101,126    $   119,734
                                                 -----------    -----------
                                                 -----------    -----------

Distribution of Net Proceeds:
  Credited/(Charged) to Member's
    Investments:
    Non-Member Business Income/(Loss)            $    (5,852)   $      (708)
    Unit Retains Declared to Members                       -              -
                                                 -----------    -----------
Net Credit/(Charge) to Members'
  Investments                                         (5,852)          (708)
Payments to/due Members for
  Sugarbeets, Net of Unit Retains
  Declared                                           106,978        120,442
                                                 -----------    -----------

Total                                            $   101,126    $   119,734
                                                 -----------    -----------
                                                 -----------    -----------

The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                               Statements of Cash Flows
                                     (Unaudited)
                                (Dollars In Thousands)

                                                     Three Months Ended
                                                         November 30
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------
Cash Used for Operations:
  Net Proceeds Resulting from Member
    and Non-Member Business                      $   101,126    $   119,734
  Payments to/due Members for Sugarbeets,
    Including Unit Retains                          (106,978)      (120,442)
  Add/(Deduct) Noncash Items:
    Depreciation and Amortization                      6,929          8,871
    Loss on Investment Activities                      5,494             40
    (Gain)/loss on the Disposition of
      Property and Equipment                              (4)           (59)
    Noncash Portion of Patronage Dividend
      from Banks for Cooperatives                          -           (551)
    Deferred Gain Recognition                            (52)           (53)
  Changes in Certain Elements of Working
    Capital Accounts Receivable:
      Trade                                              329         (3,895)
      Members                                          2,030          2,880
      Other                                            1,006         (2,933)
    Inventories                                     (281,355)      (333,200)
    Prepaid Expenses                                     474            832
    Advances to Related Parties                        1,278          7,366
    Accounts Payable:
      Trade                                           (9,140)       (13,676)
      Other                                           14,025         15,757
    Other Current Liabilities                         15,081         23,868
    Amount Due Growers                               115,474        142,831
                                                 -----------    -----------
Net Cash Used In Operations                         (134,283)      (152,630)
                                                 -----------    -----------

Cash Used In Investing Activities:
  Purchases of Property and Equipment                (10,352)        (9,044)
  Proceeds from the Sale of Property
    and Equipment                                          4             59
  Investment in Banks for Cooperatives                    22             20
  Investment in Marketing Coops                           24         (1,554)
  Investment in ProGold LLC                            1,288         (2,046)
  Changes in Other Assets                             (2,207)            (6)
                                                 -----------    -----------
Net Cash Used In Investing Activities                (11,221)       (12,571)
                                                 -----------    -----------

Cash Provided by Financing Activities:
  Net Proceeds (Payments) on Short-Term
    Debt                                              97,040        144,357
  Proceeds from Long-Term Debt                             -              -
  Long-Term Debt Repayment                                 -              -
  Changes in Other Long-Term Liabilities                 976            765
  Changes in Preferred Stock                           4,205          1,490
  Changes in Common Stock                                  -              -
  Changes in Additional Paid-In Capital               40,253         27,614
  Payment of Unit Retains                             (7,934)        (7,798)
                                                 -----------    -----------
Net Cash Provided by Financing Activities            134,540        166,428
                                                 -----------    -----------
Decrease in Cash and Cash Equivalents                (10,964)         1,227
Cash and Cash Equivalents Beginning
  of Period                                           11,551          3,807
                                                 -----------    -----------

Cash and Cash Equivalents End of Period          $       587    $     5,034
                                                 -----------    -----------
                                                 -----------    -----------

The Accompanying Notes are an Integral Part of These Financial Statements.

                            AMERICAN CRYSTAL SUGAR COMPANY
                          NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


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

The operating results for the three month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998.

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

These financial statements should be read in conjunction with the financial statements and notes included in the company's annual report for the year ended August 31, 1997.


NOTE 2:  INVENTORIES

          The major components of inventories are as follows (In Thousands):

                                               11/30/97  11/30/96   8/31/97
                                               --------  --------  --------
          Refined Sugar, Pulp, Molasses,
            CSB and Beet Seed                  $149,433  $137,702  $115,026
          Corn                                        -         -     3,758
          Unprocessed Sugarbeets                251,415   245,343         -
          Maintenance Parts & Supplies           20,564    22,832    21,273
                                               --------  --------  --------

          Total Inventories                    $421,412  $405,877  $140,057
                                               --------  --------  --------
                                               --------  --------  --------

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


NOTE 4:  MEMBERS' INVESTMENTS

                                                  Shares         Shares Issued
                             Par Value          Authorized       & Outstanding
                             ---------          ----------       -------------
Preferred Stock:
  January 5, 1998               $76.77             600,000             497,990
  November 30, 1997             $76.77             600,000             491,689
  August 31, 1997               $76.77             600,000             436,915
  November 30, 1996             $76.77             600,000             434,665

Common Stock:
  January 5, 1998               $10.00               4,000               2,587
  November 30, 1997             $10.00               4,000               2,585
  August 31, 1997               $10.00               4,000               2,585
  November 30, 1996             $10.00               4,000               2,443

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           FOR THE THREE AND THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

Revenue for the three months ended November 30, 1997, was $179.2 million, an increase of $29.2 million from 1996. Revenue from total sugar sales increased
18.7 percent reflecting an 19.4 percent increase in hundredweight sold partially offset by a .6 percent decrease in the average selling price per hundredweight. Revenue from pulp sales increased 57.6 percent due to a 58.9 percent increase in the volume of pulp sold partially offset by a .8 percent decrease in the average selling price per ton. Revenue from molasses sales decreased 5.6 percent due to a 12.3 percent decrease in the average selling price per ton partially offset by a 7.7 percent increase in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Produce (CSB), a by-product of the molasses desugarization process, increased 46.2 percent due to a 33 percent increase in sales volume and a 9.9 percent increase in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, increased $43.2 million. Direct processing costs for sugar and pulp decreased .9 percent. Fixed and committed expenses decreased 9.6 percent reflecting lower maintenance costs. Changes in product inventory levels between 1997 and 1996 affected the cost of product sold unfavorably by $61.1 million. The cost associated with sugar purchased to meet customer needs was up $1.9 million due to the increase in purchased sugar activity in distant geographic markets.

Selling expenses increased $8 million due primarily to the increase in the volume of products sold. General and Administrative expenses increased $.6 million also due to the increased software amortization and depreciation expense.

The decrease in accrued continuing costs was due primarily to changes in sugar sales and production and the differences in the timing of incurring processing costs.

Interest expense increased slightly due to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in a loss of $5.9 million for the three months ended November 30, 1997 as compared to a loss of $.75 million for the same period last year. The majority of this loss is related to American Crystal's investment in ProGold Limited Liability Company.

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

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of November 30, 1997, American Crystal was in compliance with its loan agreements.

The primary factor for the changes in American Crystal's financial condition for the three months ended November 30, 1997 was due to the 1997/1998 sugarbeet processing campaign. The cash used in operations of $134.3 million and investing activities of $11.2 million, was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $97 million and proceeds from sale of stock of $44.5 million, partially offset by the payment of the unit retains of $7.9 million. Working capital has increased $31.8 million from $45.7 million at the beginning of the year to $77.4 million as of November 30, 1997 primarily due to increased inventories, partially offset by increased short term and current maturities of long term debt. Working capital for the three months ended November 30, 1997 was $77.4 million, an increase of $29.3 million compared to $48.1 million in the same period in 1996.

Capital expenditures for the three months ended November 30, 1997 were $10.4 million.

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

PART II. OTHER INFORMATION
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Hillsboro Factory District Meeting on November 10, 1997, an election of a Board of Director was held. Francis Kritzberger who sought re-election received 98 of the 98 votes cast. His three year term expires in December, 2000.

At the Drayton Factory District Meeting on November 11, 1997, an election of a Board of Director was held. Wayne Langen who sought re-election received 235 of the 235 votes cast. His three year term expires in December, 2000.

At the East Grand Forks Factory District Meeting on November 11, 1997, an election of a Board of Director was held. Aime Dufault who sought re-election received 137 of the 137 votes cast. His three year term expires in December, 2000.

At the Crookston Factory District Meeting on November 12, 1997, an election of a Board of Director was held. Lonn Kiel who sought re-election received 153 of the 153 votes cast. His three year term expires in December, 2000.

At the Moorhead Factory District Meeting on November 14, 1997, an election of a Board of Director was held. Jay Nord received 96 votes and Richard Borgen received 104 of the 200 votes cast. Richard Borgen's three year term expires in December, 2000. Mr. Borgen replaces Paul Borgen who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four (4) consecutive terms as a Director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are included herein.

The Company did not file any reports on Form 8-K during the three months ended November 30, 1997.

                                      SIGNATURES


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.







                                        AMERICAN CRYSTAL SUGAR COMPANY
                                        ------------------------------
                                                 (REGISTRANT)




DATE:     JANUARY 3, 1997                    /s/  Samuel S. M. Wai
     ------------------------------          -------------------------
                                             SAMUEL S. M. WAI
                                             CORPORATE CONTROLLER
                                             DULY AUTHORIZED OFFICER