Form 10-Q
period 1998-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1998-04-09
CIK 4828

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

FOR THE PERIOD ENDED FEBRUARY 28, 1998

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

          YES    X                      NO
               -----                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
     CLASS OF COMMON STOCK                          APRIL 2, 1998
     ---------------------                         ---------------
         $10 PAR VALUE                                 2,695

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

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)

                                     ASSETS



                                                       February 28
                                             ------------------------------    August 31,
                                                 1998              1997           1997
                                             ---------------  -------------  --------------
                                                                             *
Current Assets:
 Cash and Cash Equivalents                   $            52  $          65  $       11,551
 Accounts Receivable:
  Trade                                               52,794         54,440          60,940
  Members                                                 64            (14)          2,857
  Other                                                2,929          4,213           5,618
 Advances to Related Parties                          20,922         17,110          15,064
 Inventories (Note 2)                                379,576        370,687         140,057
 Prepaid Expenses                                      3,113          2,261           2,892
                                             ---------------  -------------  --------------

Total Current Assets                                 459,450        448,762         238,979
                                             ---------------  -------------  --------------
Property and Equipment:
 Land                                                 13,395         12,059          13,101
 Buildings and Equipment                             640,533        583,568         635,671
 Construction-in-Progress                             64,759         52,890          43,938
 Less: Accumulated Depreciation                     (429,429)      (409,166)       (413,211)
                                             ---------------  -------------  --------------

Net Property and Equipment                           289,258        239,351         279,499
                                             ---------------  -------------  --------------

Other Assets:
 Investments in Banks for Cooperatives                14,524         15,796          14,568
 Investments in Marketing Cooperatives                 2,481         17,524           1,650
 Investment in ProGold LLC                            34,156         52,085          43,007
 Other Assets                                          5,952          3,134           3,801
                                             ---------------  -------------  --------------

Total Other Assets                                    57,113         88,539          63,026
                                             ---------------  -------------  --------------

Total Assets                                 $       805,821  $     776,652  $      581,504
                                             ---------------  -------------  --------------
                                             ---------------  -------------  --------------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                        AMERICAN CRYSTAL SUGAR COMPANY
                                Balance Sheets
                                  (Unaudited)
                             (Dollars in Thousands)

                     LIABILITIES AND MEMBERS' INVESTMENTS

                                                         February 28
                                                 -----------------------------    August 31,
                                                     1998             1997           1997
                                                 -------------  --------------  -------------
                                                                                *
Current Liabilities:
 Short-Term Debt                                 $     162,000  $      171,600  $      67,960
 Current Maturities of Long-Term Debt                   18,800          14,300         17,800
 Accounts Payable:
  Trade                                                 12,732           9,875         21,538
  Other                                                  4,124          13,658          4,359
 Accrued Continuing Costs (Note 3)                      25,354          45,667              -
 Other Current Liabilities                              16,968          16,200         15,515
 Amounts Due Members                                   157,187         156,292         66,155
                                                 -------------  --------------  -------------

Total Current Liabilities                              397,165         427,592        193,327
Long-Term Debt, Excluding Current
 Maturities                                            168,000         154,133        186,800
Deferred Income Taxes                                    1,540               0          1,540
Other Liabilities                                       25,313          22,991         23,909
                                                 -------------  --------------  -------------

Total Liabilities                                      592,018         604,716        405,576
                                                 -------------  --------------  -------------
Members' Investments (Note 4):
 Preferred Stock                                        38,263          33,542         33,542
 Common Stock                                               27              25             26
 Additional Paid-in Capital                            111,959          63,752         64,596
 Unit Retains                                           97,462          89,148        105,450
 Pension Liability Adjustment                           (4,131)         (4,519)        (4,131)
 Retained Earnings                                     (29,777)        (10,012)       (23,555)
                                                 -------------  --------------  -------------

Total Members' Investments                             213,803         171,936        175,928
                                                 -------------  --------------  -------------
Total Liabilities and Members'
 Investments                                     $     805,821  $      776,652  $     581,504
                                                 -------------  --------------  -------------
                                                 -------------  --------------  -------------


* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                        AMERICAN CRYSTAL SUGAR COMPANY
                            Statement of Operations
                                   (Unaudited)
                             (Dollars in Thousands)


                                                For the Six Months Ended         For the Three Months Ended
                                                        February 28                     February 28
                                               ----------------------------     -----------------------------
                                                    1998           1997             1998           1997
                                               -------------  -------------     -------------  -------------
Net Revenue                                    $     333,562  $     300,465     $     154,393  $     150,447
Cost of Product Sold                                 (14,463)       (82,122)          (29,113)       (53,593)
                                               -------------  -------------     -------------  -------------

Gross Proceeds                                       348,025        382,587           183,506        204,040
Selling, General & Administrative
 Expenses                                             71,264         65,164            31,680         34,328
Accrued Continuing Costs (Note 3)                     25,354         45,667             9,633         19,924
                                               -------------  -------------     -------------  -------------

Operating Proceeds                                   251,407        271,756           142,193        149,788
                                               -------------  -------------     -------------  -------------

Other Income (Expenses)
 Interest Income                                         337          1,213               (49)           516
 Interest Expense                                     (6,995)        (7,632)           (4,004)        (4,722)
 Other Income (Loss)                                     483         (3,330)              428         (3,656)
 Other Expenses                                       (5,472)         2,268                66          2,615
                                               -------------  -------------     -------------  -------------
Other Income (Expense)                               (11,647)        (7,481)           (3,559)        (5,247)
                                               -------------  -------------     -------------  -------------

Proceeds before Income Taxes                         239,760        264,275           138,634        144,541
Income Taxes Provision/(Benefit)                           0              0                 0              0
                                               -------------  -------------     -------------  -------------
Net Proceeds Resulting from
 Member and Non-Member Business                $     239,760  $     264,275     $     138,634  $     144,541
                                               -------------  -------------     -------------  -------------
                                               -------------  -------------     -------------  -------------

Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Non-Member Business Income/(Loss)            $      (6,222) $      (4,531)    $        (370) $     (3,823)
  Unit Retains Declared to Members                      -              -                 -             -
                                               -------------  -------------     -------------  -------------
Net Credit/(Charge) to Members'
 Investments                                          (6,222)        (4,531)             (370)       (3,823)
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                                            245,982        268,806           139,004        148,364
                                               -------------  -------------     -------------  -------------

Total                                          $     239,760  $     264,275     $     138,634  $     144,541
                                               -------------  -------------     -------------  -------------
                                               -------------  -------------     -------------  -------------

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            Statements of Cash Flows
                                  (Unaudited)
                             (Dollars In Thousands)

                                                                         For the Six Months Ended
                                                                                 February 28
                                                                    ----------------------------------
                                                                         1998               1997
                                                                    ---------------   ---------------
Cash Used for Operations:
 Net Proceeds Resulting from Member and Non-
  Member Business                                                   $      239,760    $      264,275
 Payments to/due Members for Sugarbeets,
  Including Unit Retains                                                  (245,982)         (268,806)
 Add/(Deduct) Noncash Items:
  Depreciation and Amortization                                             16,256            17,529
  Loss on Investment Activities                                              5,134             3,848
  Deferred Income Taxes                                                          0                 0
  (Gain)/loss on the Disposition of Property
   and Equipment                                                              (280)              (92)
  Noncash Portion of Patronage Dividend from
   Banks for Cooperatives                                                        0              (620)
  Deferred Gain Recognition                                                   (104)             (107)
 Changes in Certain Elements of Working Capital
  Accounts Receivable:
   Trade                                                                     8,146            (3,525)
   Members                                                                   2,793             3,859
   Other                                                                     2,689            (2,814)
  Inventories                                                             (239,519)         (298,010)
  Prepaid Expenses                                                            (221)              828
  Advances to Related Parties                                               (5,857)           (6,802)
  Accounts Payable:
   Trade                                                                    (9,260)           (7,186)
   Other                                                                       220             6,169
  Other Current Liabilities                                                 26,807            46,735
  Amount Due Growers                                                        91,032           109,174
                                                                    ---------------   ---------------
Net Cash Used In Operations                                               (108,386)         (135,545)
                                                                    ---------------   ---------------

Cash Used In Investing Activities:
 Purchases of Property and Equipment                                       (25,977)          (22,914)
 Proceeds from the Sale of Property and Equipment                              280                92
 Investment in Banks for Cooperatives                                           44                 0
 Investment in Marketing Cooperatives                                         (727)           (1,950)
 Investment in ProGold LLC                                                   3,718            (4,603)
 Changes in Other Assets                                                    (2,191)               27
                                                                    ---------------   ---------------
Net Cash Used In Investing Activities                                      (24,853)          (29,348)
                                                                    ---------------   ---------------

Cash Provided by Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt                                 94,040           157,957
 Proceeds from Long-Term Debt                                                    0            18,000
 Long-Term Debt Repayment                                                  (17,800)          (40,491)
 Changes in Other Long-Term Liabilities                                      1,404             1,353
 Changes in Preferred Stock                                                  4,721             1,663
 Changes in Common Stock                                                         1                 1
 Changes in Additional Paid-In Capital                                      47,362            30,711
 Payment of Unit Retains                                                    (7,988)           (8,043)
                                                                    ---------------   ---------------
Net Cash Provided by Financing Activities                                  121,740           161,151
                                                                    ---------------   ---------------
Decrease in Cash and Cash Equivalents                                      (11,499)           (3,742)
Cash and Cash Equivalents Beginning of Period                               11,551             3,807
                                                                    ---------------   ---------------
Cash and Cash Equivalents End of Period                            $            52   $            65
                                                                    ---------------   ---------------
                                                                    ---------------   ---------------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           AMERICAN CRYSTAL SUGAR COMPANY
                         NOTES TO THE FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997



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

The operating results for the six month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998.

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


NOTE 2:  INVENTORIES

The major components of inventories are as follows (In Thousands):

                                       2/28/98         2/28/97         8/31/97
                                     -----------     -----------    -----------
 Refined Sugar, Pulp, Molasses,
    CSB and Beet Seed                   $241,625        $250,180      $ 115,026
 Corn                                          -               -          3,758
 Unprocessed Sugarbeets                  117,766          96,991              -
 Maintenance Parts & Supplies             20,185          23,516         21,273
                                     -----------     -----------    -----------
 Total Inventories                      $379,576        $370,687      $ 140,057
                                     -----------     -----------    -----------
                                     -----------     -----------    -----------

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


NOTE 4:  MEMBERS' INVESTMENTS

                                                Shares      Shares Issued
                                Par Value      Authorized   & Outstanding
                                ---------      ----------   -------------
Preferred Stock:
  April 2, 1998                   $76.77        600,000        498,415
  February 28, 1998               $76.77        600,000        498,415
  August 31, 1997                 $76.77        600,000        436,915
  February 28, 1997               $76.77        600,000        436,915

Common Stock:
  April 2, 1998                   $10.00          4,000          2,695
  February 28, 1998               $10.00          4,000          2,655
  August 31, 1997                 $10.00          4,000          2,585
  February 28, 1997               $10.00          4,000          2,496

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

Revenue for the six months ended February 28, 1998, was $333.6 million, an increase of $33.1 million from 1997. Revenue from total sugar sales increased
12.4 percent reflecting a 14.5 percent increase in hundredweights sold partially offset by a 1.8 percent decrease in the average selling price per hundredweight. Revenue from pulp sales increased 1.6 percent due to a 19 percent increase in the volume of pulp sold partially offset by a 14.6 percent decrease in the average selling price per ton. Revenue from molasses sales decreased 3.8 percent due to a 13.8 percent decrease in the average selling price per ton partially offset by an 11.5 percent increase in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 7.6 percent due to an 11.3 percent increase in the volume of CSB sold partially offset by a 3.4 percent decrease in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, increased $67.6 million. Direct processing costs for sugar and pulp increased 6.7 percent primarily due to the harvesting and processing of a larger crop. Fixed and committed expenses remained practically the same. Changes in product inventory levels between 1998 and 1997, impacted the cost of product sold unfavorably by $81.7 million. The cost associated with sugar purchased to meet customer needs was down $6.2 million due to the supply of our inventory.

Marketing expenses increased $6.1 million due primarily to the increases in the volume of products sold. General and Administrative expenses remained approximately the same amount.

The decrease in accrued continuing costs was due primarily to changes in sugar sales and production, and differences in the timing of incurring processing costs.

Interest expense decreased slightly due to a lower interest rate on short and long-term debt this year.

Non-member activities resulted in a loss of $6.2 million for the six months ended February 28, 1998 as compared to the loss of $4.5 million for the same period last year. This increase was primarily due to lower profits from the sale of beet seed and losses incurred by ProGold LLC.

Net payments to/due members for sugarbeets decreased by $22.8 million from $268.8 million for the first six months in 1997, to $246 million for the first six months in 1998. This decrease is due to a lower projected per ton beet payment this year partially offset by more tons harvested.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

Revenue for the three months ended February 28, 1998, was $154.4 million, an increase of $3.9 million from 1997. Revenue from total sugar sales increased
5.7 percent reflecting a 9.3 percent increase in hundredweights sold partially offset by a 3.3 percent decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 25.6 percent due to a 2.0 percent decrease in the volume of pulp sold and a 24.1 percent decrease in the average selling price per ton. Revenue from molasses sales decreased 2.3 percent due to a 15 percent decrease in the average selling price per ton, partially offset by a 14.9 percent increase in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 14.7 percent due to a 27.7 percent decrease in average selling price per ton partially offset by an 18.2 percent increase in sales volume.

Cost of product sold, exclusive of payments for sugarbeets, increased $24.5 million. Direct processing costs for sugar and pulp increased 13.2 percent primarily due to more tons sliced for this period. Fixed and committed expenses increased 10.5 percent this year due to higher beet storage costs and increased depreciation. Changes in product inventory levels between 1998 and 1997, impacted the cost of product sold unfavorably by $20.6 million. The cost associated with sugar purchased to meet customer needs was down $8.1 million due to the supply of our inventory.

Marketing expenses increased $2.1 million due to various cost increases this quarter. General and Administrative expenses remained approximately the same amount.

The decrease in accrued continuing costs was due primarily to changes in sugar sales and production, differences in the timing of incurring processing costs.

Interest expense decreased slightly due to lower interest rates for short and long-term debt this year.

Non-member activities resulted in a loss of $.4 million for the three months ended February 28, 1998 as compared to the loss of $3.8 million for the same period last year. This decrease was primarily due to lower losses incurred by ProGold LLC this quarter because of leasing the assets to another company.

Net payments to/due members for sugarbeets decreased by $9.4 million from $148.4 million for the second quarter of 1997, to $139 million for the same period in 1997. This decrease was due to a lower projected per ton beet payment this year partially offset by more tons harvested.


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

However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives ("Bank"). American Crystal has a short-term line of credit with the Bank in 1998 of $280 million.

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of February 28, 1998, American Crystal was in compliance with its loan agreements.

The cash used in operations of $108.4 million and investing activities of $24.9 million were funded through the cash provided by financing activities and a reduction of cash. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $94 million, and proceeds from the stock sale of $52.1 million, partially offset by the payment of the unit retains of $8 million. Working capital has increased $16.6 million from $45.7 million at the beginning of the year to $62.3 million as of February 28, 1998 primarily due to increased inventories partially offset by higher short term debt and higher amounts due growers.

Capital expenditures for the six months ended February 28, 1998 were $26 million. These capital expenditures are a continuation of American Crystal's strategy of expanding capacity and improving operating efficiencies.

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

The Company did not file any reports on Form 8-K during the six months ended February 28, 1998.

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




DATE:          APRIL 2, 1998                 /s/   SAMUEL S.M. WAI
       ----------------------------          -------------------------------
                                             SAMUEL S.M. WAI
                                             CORPORATE CONTROLLER
                                             DULY AUTHORIZED OFFICER AND
                                             PRINCIPAL FINANCIAL OFFICER