Form 10-Q
period 1998-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1998-07-07
CIK 4828

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MAY 31, 1998

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

                YES    X                          NO
                     ----                            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 OUTSTANDING AT
          CLASS OF COMMON STOCK                   JULY 2, 1998
          ---------------------                  ---------------
              $10 PAR VALUE                           2,830

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


EXHIBIT 3(i)


SIGNATURES

                       AMERICAN CRYSTAL SUGAR COMPANY
                            Balance Sheets
                              (Unaudited)
                        (Dollars in Thousands)

                                ASSETS

                                                May 31
                                         ----------------------        August 31,
                                          1998           1997            1997
                                        ---------      ---------       --------
Current Assets: *
 Cash and Cash Equivalents               $     35       $     43       $ 11,551
 Accounts Receivable:
  Trade                                    50,390         52,685         60,940
  Members                                   2,738          3,242          2,857
  Other                                     1,667          3,811          5,618
 Advances to Related Parties               29,037         18,892         15,064
 Inventories                              294,374        302,156        140,057
 Prepaid Expenses                           3,547          2,861          2,892
                                        ---------      ---------       --------
Total Current Assets                      381,788        383,690        238,979
                                        ---------      ---------       --------

Property and Equipment:
 Land                                      13,395         12,170         13,101
 Buildings and Equipment                  639,866        612,875        635,671
 Construction-in-Progress                  88,377         35,087         43,938
 Less: Accumulated Depreciation          (434,687)      (412,782)      (413,211)
                                        ---------      ---------       --------
Net Property and Equipment                306,951        247,350        279,499
                                        ---------      ---------       --------

Other Assets:
 Investments in Banks for Cooperatives     15,907         15,795         14,568
 Investments in Marketing Cooperatives      2,510         17,490          1,650
 Investment in ProGold LLC                 35,203         45,844         43,007
 Other Assets                               4,558          3,199          3,801
                                        ---------      ---------       --------

Total Other Assets                         58,178         82,328         63,026
                                        ---------      ---------       --------

Total Assets                            $ 746,917     $ 713,368       $ 581,504
                                        ---------      ---------       --------
                                        ---------      ---------       --------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                               AMERICAN CRYSTAL SUGAR COMPANY
                                       Balance Sheets
                                        (Unaudited)
                                   (Dollars in Thousands)

                             LIABILITIES AND MEMBERS' INVESTMENTS


                                                May 31
                                         ----------------------        August 31,
                                           1998           1997            1997
                                         --------       --------       ----------
Current Liabilities:                                                       *
 Short-Term Debt                         $191,527       $184,056       $ 67,960
 Current Maturities of Long-Term Debt      18,800         14,300         17,800
 Accounts Payable:
  Trade                                     7,227          8,068         21,538
  Other                                     8,510          4,918          4,359
 Accrued Continuing Costs                  65,026         72,723            -
 Other Current Liabilities                 15,397         15,598         15,515
 Amounts Due Members                       26,947         63,733         66,155
                                         --------       --------       --------

Total Current Liabilities                 333,434        363,396        193,327
Long-Term Debt, Excluding Current
 Maturities                               168,000        160,300        186,800
Deferred Income Taxes                       1,540              0          1,540
Other Liabilities                          25,479         23,638         23,909
                                         --------       --------       --------

Total Liabilities                         528,453        547,334        405,576
                                         --------       --------       --------


Members' Investments
 Preferred Stock                           38,263         33,542         33,542
 Common Stock                                  28             26             26
 Additional Paid-in Capital               115,939         63,752         64,596
 Unit Retains                              97,435         88,954        105,450
 Pension Liability Adjustment              (4,131)        (4,519)        (4,131)
 Retained Earnings                        (29,070)       (15,721)       (23,555)
                                         --------       --------       --------

Total Members' Investments                218,464        166,034        175,928
                                         --------       --------       --------
Total Liabilities and Members'
 Investments                             $746,917       $713,368       $581,504
                                         --------       --------       --------
                                         --------       --------       --------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                          AMERICAN CRYSTAL SUGAR COMPANY
                            Statement of Operations
                                  (Unaudited)
                             (Dollars in Thousands)


                                        For the Nine Months Ended     Three Months Ended
                                                 May 31                     May 31
                                        -------------------------     ------------------------
                                          1998            1997          1998           1997
                                        ---------       ---------     --------        --------
Net Revenue                              $506,393       $489,557      $170,147       $189,092
Cost of Product Sold                        9,559        (60,081)       24,022         22,041
                                        ---------       --------      --------       --------

Gross Proceeds                            496,834        549,638       146,125        167,051
Selling, General & Administrative
 Expenses                                 105,063        108,242        33,799         43,078
Accrued Continuing Costs                   65,026         72,723        39,672         27,056
                                        ---------       --------      --------       --------

Operating Proceeds                        326,745        368,673        72,654         96,917
                                        ---------       --------      --------      ---------

Other Income (Expenses)
 Interest Income                              536             62           199         (1,151)
 Interest Expense                          (9,380)       (11,886)       (2,385)        (4,254)
 Other Income (Loss)                          578          8,377         2,779         11,707
 Other Expenses                            (4,531)        (9,669)          941        (11,937)
                                        ---------       ---------     --------        --------
Other Income (Expense)                    (12,797)       (13,116)        1,534         (5,635)
                                        ---------       ---------     --------        --------
Proceeds before Income Taxes              313,948        355,557        74,188         91,282
Income Taxes Provision/Benefit                  0              0             0              0
                                        ---------       --------      --------       --------
Net Proceeds Resulting from
 Member and Non-Member Business          $313,948       $355,557      $ 74,188       $ 91,282
                                        ---------       --------      --------       --------
                                        ---------       --------      --------       --------
Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Non-Member Business Income/(Loss)      $ (5,515)      $(10,240)     $    707       $ (5,709)
  Unit Retains Declared to Members            -              -              -              -
                                        ---------      ---------      --------       ---------
Net Credit/(Charge) to Members'
 Investments                               (5,515)       (10,240)          707         (5,709)
Payments to/due Members for
 Sugarbeets, Net of Unit Retains              -              -              -               -
 Declared                                 319,463        365,797        73,481         96,991
                                        ---------       ---------     --------        --------
Total                                    $313,948       $355,557      $ 74,188       $ 91,282
                                        ---------      ---------      --------       --------
                                        ---------      ---------      --------       --------

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            Statement of Cash Flows
                                  (Unaudited)
                             (Dollars In Thousands)


                                                         Nine Months Ended
                                                              May 31
                                                        -----------------------
                                                          1998           1997
                                                        --------       ---------
Cash Used for Operations:
 Net Proceeds Resulting from Member and Non-
  Member Business                                      $ 313,948       $ 355,557
 Payments to/due Members for Sugarbeets,
  Including Unit Retains                                (319,463)       (365,797)
 Add/(Deduct) Noncash Items:
  Depreciation and Amortization                           21,513          21,157
  Loss on Investment Activities                            4,036           9,204
  Deferred Income Taxes                                        0               0
  (Gain)/loss on the Disposition of Property
   and Equipment                                            (377)           (146)
  Noncash Portion of Patronage Dividend from
   Banks for Cooperatives                                 (1,338)           (618)
  Deferred Gain Recognition                                 (157)           (142)
 Changes in Certain Elements of Working Capital
  Accounts Receivable:
   Trade                                                  10,550          (1,770)
   Members                                                   119             603
   Other                                                   3,951          (2,412)
  Inventories                                           (154,317)       (229,479)
  Prepaid Expenses                                          (655)            227
  Advances to Related Parties                            (13,973)         (8,584)
  Accounts Payable:
   Trade                                                 (14,311)         (8,992)
   Other                                                   4,151          (4,789)
  Other Current Liabilities                               64,908          73,189
  Amount Due Growers                                     (39,208)         16,615
                                                        --------         -------
Net Cash Used In Operations                             (120,623)       (146,177)
                                                        --------         -------

Cash Used In Investing Activities:
 Purchases of Property and Equipment                     (48,928)        (34,528)
 Proceeds from the Sale of Property and Equipment            377             146
 Investment in Banks for Cooperatives                          0              (0)
 Investment in Marketing Coops                              (704)         (1,880)
 Investment in ProGold LLC                                 3,768          (1,153)
 Changes in Other Assets                                    (794)           (399)
                                                        --------         -------
Net Cash Used In Investing Activities                    (46,281)        (37,814)
                                                        --------         -------

Cash Provided by Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt              123,567         170,413
 Proceeds from Long-Term Debt                                  0          12,866
 Long-Term Debt Repayment                                (17,800)        (29,190)
 Changes in Other Long-Term Liabilities                    1,570           1,999
 Changes in Preferred Stock                                4,721           1,663
 Changes in Common Stock                                       2               2
 Changes in Additional Paid-In Capital                    51,343          30,711
 Payment of Unit Retains                                  (8,015)         (8,237)
                                                        --------         -------
Net Cash Provided by Financing Activities                155,388         180,227
                                                        --------         -------
Decrease in Cash and Cash Equivalents                    (11,516)         (3,764)
Cash and Cash Equivalents Beginning of Period             11,551           3,807
                                                        --------         -------
Cash and Cash Equivalents End of Period                 $     35         $    43
                                                        --------         -------
                                                        --------         -------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           AMERICAN CRYSTAL SUGAR COMPANY
                         NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997


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

The operating results for the nine month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998.

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


NOTE 2:  INVENTORIES

     The major components of inventories are as follows (In Thousands):

                                         5/31/98        5/31/97        8/31/97
                                         --------       --------       -------
Refined Sugar, Pulp, Molasses,
   CSB and Beet Seed                     $275,235       $279,870       $115,026
Corn                                          -              -            3,758
Maintenance Parts & Supplies               19,139         22,286         21,273
                                         --------       --------       --------
Total Inventories                        $294,374       $302,156       $140,057
                                         --------       --------       --------
                                         --------       --------       --------


Sugar, pulp, molasses and CSB inventories are valued at estimated net realizable value. Maintenance parts & supplies, corn and beet seed inventories are valued the lower of average cost or market.


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

NOTE 4:  MEMBERS' INVESTMENTS

                                                        Shares      Shares Issued
                                         Par Value     Authorized   & Outstanding
                                         ----------    ----------   -------------
Preferred Stock:
  July 2, 1998                             $76.77        600,000        498,570
  May 31, 1998                             $76.77        600,000        498,415
  August 31, 1997                          $76.77        600,000        436,915
  May 31, 1997                             $76.77        600,000        436,915

Common Stock:
  July 2, 1998                             $10.00          4,000          2,830
  May 31, 1998                             $10.00          4,000          2,795
  August 31, 1997                          $10.00          4,000          2,585
  May 31, 1997                             $10.00          4,000          2,562

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1998 AND 1997

Revenue for the nine months ended May 31, 1998, was $506.4 million, an increase of $16.9 million from 1997. Revenue from total sugar sales increased 4.9 percent reflecting an 8.5 percent increase in hundredweight sold partially offset by a 3.3 percent decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 13.2 percent due to an
18.8 percent decrease in the average selling price per ton partially offset by a 6.9 percent increase in the volume of pulp sold. Revenue from molasses sales decreased 10.6 percent due to a 13.7 percent decrease in the average selling price per ton partially offset by a 3.6 percent increase in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 1.1 percent mainly due to a 1 percent increase in the volume of CSB sold.

Cost of product sold, exclusive of payments for sugarbeets, increased $69.6 million. Direct processing costs for sugar and pulp increased by 1.4 percent due to the harvesting of a larger crop. Fixed and committed expenses decreased
6.2 percent reflecting lower maintenance costs. Changes in product inventory levels between 1998 and 1997, affected the cost of product sold unfavorably by $77.8 million. The cost associated with sugar purchased to meet customer needs was down $4.5 million due to the supply of our inventory.

Marketing expenses decreased $1.1 million due primarily to the lower storage costs for pulp. General and Administrative expenses decreased $2.1 million reflecting refunds from flood insurance claims.

The decrease in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest expense decreased $2.5 million due to lower interest rates and Stock Sale.

Non-member activities resulted in the loss of $5.5 million for the nine months ended May 31, 1998 as compared to a loss of $10.2 million for the same period last year. The majority of the reduction of this loss is related to reduced net loss of ProGold Limited Liability Company (ProGold) because of lease to Cargill, Inc.

Net payments to/due members for sugarbeets decreased by $46.3 million from $365.8 million for the first nine months in 1997, to $319.5 million for the first nine months in 1998. This decrease is due to a lower projected per ton beet payment this year.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1998 AND 1997

Revenue for the three months ended May 31, 1998, was $170.1 million, a decrease of $18.9 million from 1997. Revenue from total sugar sales decreased 7.5 percent reflecting a 6 percent decrease in the average selling price per hundredweight and a 1.6 percent decrease in hundredweight sold. Revenue from pulp sales decreased 31.5 percent due to a 7 percent decrease in the volume of pulp sold and a 26.4 percent decrease in the average selling price per ton. Revenue from molasses sales decreased 20 percent due to a 13.9 percent decrease in the average selling price per ton and a 7.1 percent decrease in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Product
(CSB), a by-product of the molasses desugarization process, decreased 16.9 percent due to a 25 percent decrease in the volume of CSB sold partially offset by a 10.9 percent increase in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, increased $2 million. Direct processing costs for sugar and pulp increased 1.1 percent due to the harvesting of a larger crop. Fixed and committed expenses increased 9.8 percent due to higher maintenance costs for this period. Changes in product inventory levels between 1998 and 1997, decreased the cost of product sold by $3.9 million. The cost associated with sugar purchased to meet customer needs was up $1.6 million due to increased sales volume of purchased sugar during this quarter.

Selling expenses decreased $7.2 million due primarily to the lower freight and storage costs for pulp and lower sales volume of sugar and by-products. General and Administrative expenses decreased $2.1 reflecting refunds from flood insurance claims.

The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest expense decreased by $1.9 million due to lower interest rates and Stock Sale.

Non-member activities resulted in a gain of $.7 million for the three months ended May, 31, 1998 as compared to a loss of $5.7 million for the same period last year. The gain is a result of improved profits of ProGold due to lease to Cargill partially offset by lower profits from the sale of beet seed.

Net payments to/due members for sugarbeets decreased by $23.5 million from $97 million for the third quarter of 1997, to $73.5 million for the same period in 1998. This decrease is due to a lower projected per ton beet payment this year and more tons harvested.


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

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of May 31, 1998, American Crystal was in compliance with its loan agreements. American Crystal anticipates that the funds required to maintain compliance with the banks working capital requirements will be derived from depreciation and unit retains.

The primary factor for the changes in American Crystal's financial condition for the nine months ended May 31, 1998 was due to reduced investing activities and proceeds from stock sales. The cash used in operations of $120.6 million and investing activities of $46.3 million was funded through the cash provided by financing activities and reduction in cash. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $123.6 million and proceeds from a stock sale of $56 million, partially offset by the repayment on long-term debt of $17.8 million and the payment of the unit retains of $8 million. Working capital has increased $2.6 million from $45.7 million at the beginning of the year to $48.3 million as of May 31, 1998 primarily due to increased inventories and a lower amount due growers, partially offset by higher short-term debt.

Capital expenditures for the nine months ended May 31, 1998 were $48.9 million. American Crystal expects to obtain funds for future capital expenditures from depreciation, unit retains and long-term borrowing.

American Crystal does not guarantee the debt for United Sugars Corporation or ProGold Limited Liability Company. Under the terms of the ProGold Member Control Agreement, the ProGold Board of Governors can require American Crystal to provide additional capital contributions not to exceed $2.3 million per year. Any additional capital contributions can only be obtained by written consent of American Crystal. American Crystal guarantees debt totaling $2.6 million as of May 31, 1998 for Midwest Agri-Commodities.

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

At the Moorhead Factory District Meeting on November 14, 1997, an election of a Board of Director was held. Jay Nord received 96 votes and Richard Borgen received 104 of the 200 votes cast. Richard Borgen's three year term expires in December, 2000. Mr. Borgen replaces Paul Borgen who served the maximum consecutive terms authorized by the Company's By-Laws.

By-Law changes were voted on by the Board of Directors.  Exhibit A is attached.


ITEM 5.  OTHER INFORMATION

On June 3, 1998, the company entered into a joint venture (special purpose) entity with Newcourt Capital U.S.A., Inc. to form Crystech, LLC (Crystech). Crystech was formed to acquire, construct, finance, operate, and maintain a molasses desugarization facility at the company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead and Crookston, Minnesota sugar factories. The company acquired an initial 50% ownership interest in Crystech through a $1,545,000 cash contribution. The company also funded $3.1 million in subordinated debt to Crystech, LLC. The company records its investment in the joint venture as related equity in net assets of the joint venture.

Daniel J. McCarty resigned as president and chief executive officer of the company effective June 1, 1998. James J. Horvath was elected president and chief executive officer on May 15, 1998, effective immediately.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

By-Law changes were voted on by the Board of Directors. Exhibit 3(i) is attached.

The Company did not file any reports on Form 8-K during the nine months ended May 31, 1998.