Form 10-K405
period 1998-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1998-11-25
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             /X/  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                           For the fiscal year ended
                                AUGUST 31, 1998
                                       or
           / /  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

                             ---------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            ------------------------

    As of November 23, 1998, 2,834 shares of the Registrant's Common Stock and 498,570 shares of the Registrant's Preferred Stock were outstanding. There is no established public market for the Registrant's Common Stock or Preferred Stock. Although there is a limited, private market for shares of the Registrant's stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable able to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    This report contains forward-looking statements and information based upon assumptions by the Company's management, including assumptions about risks and uncertainties faced by the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "expects", "believes", "will" or similar verbs or expressions. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Company and its business which are described in this report. Readers are urged to consider these factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this Report to reflect future events or developments.

ITEM 1.  BUSINESS

GENERAL

    American Crystal is a Minnesota agricultural cooperative corporation owned by approximately 2,835 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley. (The Red River Valley, the largest sugarbeet growing area in the United States, forms a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extends approximately 200 miles south from the border of the United States and Canada.) The Company currently processes sugarbeets from a base level of approximately 499,000 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year. By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and by-products, such as molasses and beet pulp. The sugar is pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative owned by its members, American Crystal, Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative and United States Sugar Corporation. The Company's molasses, beet pulp and concentrated separated by-product (CSB) (a by-product of the molasses desugarization process) are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota.

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

    The period during which the Company's plants are in operation to process sugarbeets into sugar and by-products is referred to as the "campaign." During the campaign, each of the Company's factories is operated twenty-four hours per day, seven days per week. The campaign is expected to begin in September, when a small portion of the sugarbeet crop is harvested, and continues until the available supply of beets has been depleted, which generally occurs in April or May of the following year. Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.

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

    American Crystal also utilizes a ventilation technique to further reduce spoilage. In this process, fans circulate air through ventilation channels constructed within beet piles in order to precool and then deep freeze the beets. Approximately 21% of an average crop may be stored in ventilated storage sites. Enclosed cold storage facilities are also used to extend the beet storage period at each of the Company's factory locations. Enclosed cold storage sites presently have the capacity to cover approximately 7% of an average crop.

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

    The Company also has its own Seed Division, which has been in existence since the 1920's. The goal of the Seed Division is to ensure that the Company's shareholders have the highest quality sugarbeet hybrids available to maximize their production. Since the mid-1970s, American Crystal had an effective working relationship with Danisco Seed of Denmark. In 1998, American Crystal signed a 10-year agreement with Betaseed covering exchange of germplasm, together with purchasing, product development, production and trademark license agreements.

    Betaseed is the US subsidiary of KWS, a German seed company which is one of the three largest seed companies in the world. The Seed Division markets its seed to sugarbeet growers in Michigan, Ohio, Montana, Wyoming, Colorado, Nebraska, Idaho, Oregon, California, Washington and to its own growers in North Dakota and Minnesota.

RECENT CROPS

    The sugarbeet crop grown during 1998 produced a total of approximately 22.2 tons of sugarbeets per acre from approximately 481,000 acres. That production exceeded the ten-year average of 16.8 tons per acre for the years 1988 through 1997. The sugar content of the 1998 crop was 17.66%, in comparison to a ten-year average for the applicable period of 17.36%. The Company has begun processing the sugarbeets produced in the 1998 crop and expects to produce a total of approximately 27 million hundredweight of sugar from that crop.

    The sugarbeet crop grown during 1997 produced a total of approximately 18.5 tons of sugarbeets per acre from approximately 462,000 acres. That production exceeded 16.9 tons per acre, which is the ten-year average of tons per acre for the years from 1987 through 1996. The sugar content of the 1997 crop was 17.59%, in comparison to a ten-year average for the applicable period of 17.39%. The company produced a total of approximately 21.5 million hundredweight of sugar from the 1997 sugarbeet crop.

    American Crystal's members harvested approximately 8.3 million tons of sugarbeets from 459,000 acres for the 1996 crop. The approximately 18.1 ton per acre yield was higher then the then-current 16.8 ton per acre 10 year average. Sugar content for the 1996 crop was approximately 17.30%, which is 0.07% lower than the then-current ten year average of 17.37%. Beet processing began on September 5, 1996 and the Company produced 22.5 million hundredweights of sugar during the 1996-1997 campaign.

    For a discussion of the 1997, 1996 and 1995 crops and results of operations for fiscal years 1998, 1997 and 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

MARKET AND COMPETITION

    The United States is the world's largest sugar and sweetener complex. Current US government statistics estimate total US sugar consumption at 183.4 million hundredweight for the year beginning October 1, 1997 and ending September 30, 1998. For the same period starting October 1996, total consumption was 182.6 million hundredweight. Comparing the two years shows relatively marginal demand growth for US sugar sellers. This slowdown in consumption growth rates is primarily attributable to the decline in the low-fat and non-fat food trend, which used more sugar in product formulations. Continued substitution of corn sweeteners for sugar and import leakages have also contributed to the overall demand slowdown.

    Despite evidence of a sugar demand slowdown, the US government forecasts growth between 1998 and 1999 to be slightly higher than 2%, which is slightly above trendline and includes consumption increases due to population growth. Although the Company believes that domestic consumption growth could once again approach 2% annually over the longer term, recent trends have pressured growth rates lower and slower growth may be more realistic to assume at the current time. The US refined sugar market has grown over the past twenty years, despite the enormous amount of demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. While corn and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the market for sugar will continue to grow between 1 and 2% per year due to population growth and increased use of sugar in processed foods.

    The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. In 1978 there were 28 sugar producers and sellers in the US market. Today there are eight sugar sellers, with over 75% of US sugar market share concentrated in the top three sellers, all of which are fully integrated beet and cane suppliers. Given the size of the domestic market, the Company's
(ACSC) sugar production and sales represented 11.8% of the total domestic market for refined sugar in 1997/98. United Sugars, which sells the Company's production through a sugar marketing pool, represents approximately 25% share of the US sugar market.

    The Company's main competitors in the domestic market are Imperial-Holly-Savannah, Tate & Lyle North America, Amalgamated Sugar Company and California & Hawaiian Sugar Company. Competition in the US industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

    According to USDA statistics, the Red River Valley is generally one of the most cost efficient sugarbeet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other producers of sugar in the United States. In the future, while cost efficiency is a competitive advantage, substitute products for sugar and sugar imports could have a material and adverse effect on the Company's operations.

MARKETING, CUSTOMERS AND PRICES

    Since January, 1994, American Crystal's sugar has been marketed by United Sugars Corporation, a cooperative common marketing agency. United Sugars Corporation was formed in late 1993. Upon completion of the incorporation and capitalization of United Sugars Corporation, American Crystal entered into a "Uniform Member Marketing Agreement" with United Sugars Corporation. Under that agreement, the sugar produced by American Crystal is pooled with sugar produced by Minn-Dak Farmers Cooperative, and Southern Minnesota Beet Sugar Cooperative and is then sold through the efforts of United Sugars Corporation. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the various members proportionally.

    On December 1, 1997, United States Sugar Corporation (USSC), a grower of sugar cane and other agricultural products became a member of United Sugars Corporation. United Sugars Corporation and USSC entered into a Uniform Cane Sugar Marketing Agreement. Under that agreement, USSC will market all of its refined sugar through United Sugars Corporation. Existing members of United Sugars Corporation, including the Company, entered into amended marketing agreements reflecting the admission of USSC. With the admission of USSC, United Sugars Corporation is able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a large geographical area.

    The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. For the fiscal year ended August 31, 1998, 89.7% (by weight) of the Company's sugar production was sold to industrial users. The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the "Crystal Sugar" brand name and various private labels for household consumption.

    Customers are located primarily in Illinois, Minnesota, Iowa, Wisconsin, Pennsylvania, Michigan, Indiana, Ohio, Missouri and Tennessee. During fiscal 1998, the Company's 10 largest customers purchased approximately 57.6% (by weight) of the Company's sugar sold.

    The prices at which United Sugars Corporation sells the Company's sugar fluctuates periodically based on changes in domestic sugar supply and demand. The largest proportion of American Crystal's sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot price basis. Sugar prices were at a premium in 1996 due to sugarbeet shortages and insufficient refinery capacity. Sugar prices decreased in 1997 and 1998 due to increased domestic production, larger import quotas and declining consumption growth rates.

    American Crystal markets dried beet pulp, molasses and CSB through Midwest Agri-Commodities Company, a cooperative whose members are American Crystal, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 1998, the majority of American Crystal's pulp production was exported to Japan and Europe. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. By-product sales accounted for approximately 10% of the Company's total revenues during fiscal 1998. This relationship is primarily a function of the average market prices for sugar, pulp and molasses and is not necessarily indicative of future relationships between by-product and sugar revenues, because prices of these commodities fluctuate independently of each other.

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

    The Uruguay Round agreement under the General Agreement on Tariffs and Trade
(GATT) mandates imports of at least 1,257,000 short tons of sugar per year into the United States. The FAIR Act maintains an 18 cent per pound loan rate for raw sugar and a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 1996 through 2002. Price support loans are to be made on a nonrecourse basis provided that United States sugar imports for domestic usage exceed 1.5 million short tons raw value in a given fiscal (October through September) year. Loans made on a nonrecourse basis enable the sugar processor to forfeit sugar to the CCC if sugar prices are below the loan rate. If imports during a given year are less than 1.5 million short tons, loans must be made on a recourse basis, meaning that processors will not be able to forfeit sugar to the CCC at its full loan value. In order to recover the full value of a recourse loan, the CCC could require that cash or other assets be provided in addition to the sugar used as collateral when the loan is made. Another provision of the FAIR Act is a one cent per pound penalty paid by processors if the processor defaults on sugar price support loans.

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

GROWERS' CONTRACTS

    American Crystal purchases virtually all of its sugarbeets from members under contract with the Company. All members have five-year contracts with the Company covering the growing seasons of 1998 through 2002 (the "Growers' Contracts"). Each member will be obligated to enter into a new five-year contract for subsequent years. In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year. Each share of Preferred Stock held by a member entitles that member to grow one acre of sugarbeets for sale to the Company. The

Company's Board of Directors has the discretion to adjust the acreage which may be planted for each share of Preferred Stock held by the members. However, it is management's current intention and recommendation to the Board of Directors that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio of 1 to 1 for the foreseeable future, subject to tolerances for overplanting and underplanting established by the Board each year.

    The total price for sugarbeets paid to a member (the "Net Beet Payment") is based on the "Gross Beet Payment," as adjusted by certain allowances, costs and deductions. The Gross Beet Payment is the value of recovered sugar from the beets a member delivers plus the member's share of by-product revenues, minus the member's share of member business operating costs, including depreciation and interest. The following allowances, costs and deductions, if applicable, are used to adjust the Gross Beet Payment to arrive at the Net Beet Payment: hauling allowance program costs, pre-pile quality premium costs, minimum payment allowance program costs, tare incentive premium/penalty program and unit retains. Growers are paid a hauling allowance based on the distance they must transport beets for delivery to the Company and may also receive minimum beet payments and an allowance for early delivery of beets prior to the commencement of the stockpiling of harvested sugarbeets. The costs of these programs are shared among members on the basis of the net tonnage of beets delivered by each member.

    Under the current Growers' Contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65% of the Company's estimate of the grower's Net Beet Payment; (ii) on or about March 31, the Company pays an amount which combined with the November payment equals 90% of the estimated Net Beet Payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company's annual financial statements, the Company pays the remainder of the member's Net Beet Payment. Except for unit retains, the Company must pay to members for their sugarbeets all proceeds from the sale of sugar and by-products in excess of related member business operating costs, as described above.

    The following tables summarize the "Gross Beet Payment" and "Net Beet Payment" and the "Sugar Content of Sugarbeets" for each of the last 10 completed fiscal years, respectively:

                                  1989       1990       1991       1992       1993       1994       1995       1996       1997
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                       DISTRIBUTION OF NET PROCEEDS--TOTALS (IN THOUSANDS)
Net Proceeds..................  $ 216,878  $ 209,510  $ 259,229  $ 269,388  $ 303,842  $ 261,571  $ 320,549  $ 310,206  $ 366,756
Non-Member (Income)/Loss......        844        698      1,058      1,075         77        544         15        396     18,074
Hauling Allowance.............      3,482      3,900      4,140      5,522      5,413      4,531      6,144      6,038      6,893
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Beet Payment............  $ 221,204  $ 214,108  $ 264,427  $ 275,985  $ 309,332  $ 266,646  $ 326,708  $ 316,640  $ 391,723
Unit Retains..................     (7,316)    (7,995)    (8,010)   (10,364)   (20,223)   (19,328)   (16,648)   (16,040)   (16,611)
Member Tax ADJ, Net...........      1,908      1,922        589        676        447     12,585      5,621          0          0
Hauling Allowance.............     (3,482)    (3,900)    (4,140)    (5,522)    (5,413)    (4,531)    (6,144)    (6,038)    (6,893)
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Beet Payment..............  $ 212,314  $ 204,135  $ 252,866  $ 260,775  $ 284,143  $ 255,372  $ 309,537  $ 294,562  $ 368,219
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                       DISTRIBUTION OF NET PROCEEDS--PER TON HARVESTED(1)
Net Proceeds..................  $   44.44  $   39.27  $   48.50  $   38.95  $   45.03  $   40.55  $   38.47  $   38.64  $   44.12
Non-Member (Income)/Loss......       0.17       0.13       0.20       0.16       0.01       0.09       0.00       0.05       2.17
Hauling Allowance.............       0.71       0.73       0.77       0.80       0.80       0.70       0.74       0.75        .83
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Beet Payment............  $   45.32  $   40.13  $   49.47  $   39.91  $   45.84  $   41.34  $   39.21  $   39.44  $   47.12
Unit Retains..................      (1.50)     (1.50)     (1.50)     (1.50)     (3.00)     (3.00)     (2.00)     (2.00)     (2.00)
Member Tax ADJ, Net...........       0.39       0.36       0.11       0.10       0.07       1.95       0.68       0.00          0
Hauling Allowance.............      (0.71)     (0.73)     (0.77)     (0.80)     (0.80)     (0.70)     (0.74)     (0.75)      (.83)
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Beet Payment..............  $   43.50  $   38.26  $   47.31  $   37.71  $   42.11  $   39.59  $   37.15  $   36.69  $   44.29
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                 SUGAR CONTENT OF SUGARBEETS(1)
Tons Harvested (In
  Thousands):.................      4,881      5,336      5,345      6,915      6,748      6,450      8,332      8,029      8,313
Tons Purchased Per Acre
  Harvested:..................       13.4       14.5       13.4       17.4       16.9       16.3       20.2       18.7       18.1
Sugar Content of Beets:.......       18.2%      16.7%      18.6%      17.0%      18.0%      17.6%      16.8%      16.4%      17.3%

                                  1998
                                ---------

Net Proceeds..................  $ 305,797
Non-Member (Income)/Loss......      9,679
Hauling Allowance.............      7,210
                                ---------
Gross Beet Payment............  $ 322,686
Unit Retains..................     (8,545)
Member Tax ADJ, Net...........          0
Hauling Allowance.............     (7,210)
                                ---------
Net Beet Payment..............  $ 306,931
                                ---------
                                ---------

Net Proceeds..................  $   35.76
Non-Member (Income)/Loss......       1.13
Hauling Allowance.............        .84
                                ---------
Gross Beet Payment............  $   37.73
Unit Retains..................      (1.00)
Member Tax ADJ, Net...........          0
Hauling Allowance.............       (.84)
                                ---------
Net Beet Payment..............  $   35.89
                                ---------
                                ---------

Tons Harvested (In
  Thousands):.................      8,553
Tons Purchased Per Acre
  Harvested:..................       18.5
Sugar Content of Beets:.......       17.6%

----------------------------------

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

    The Company received a Notice of Violation from the State of Minnesota on September 24, 1998 for an accidental discharge of wastewater that allegedly contaminated a nearby river and caused a fish kill. The Company has responded to the Minnesota Pollution Control Agency (MPCA) and is awaiting further action by the MPCA. The accidental discharge occurred when a dike was breached at a temporary wastewater holding pond the Company had constructed with the approval of the MPCA. The MPCA has indicated a penalty will be assessed. The final penalty and corrective actions will be determined when a final stipulation agreement is drafted. This will occur sometime in December, 1998 or January, 1999. Management believes the outcome of the enforcement action should not have a material adverse effect on the Company's financial condition.

JOINT VENTURE--PROGOLD LIMITED LIABILITY COMPANY

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

JOINT VENTURE--CRYSTECH, LLC

    Crystech, LLC (Crystech) is a limited liability company formed on May 28, 1998. The Company is a member in Crystech and initially contributed $1,545,000, or 50% of equity interest to form Crystech. The other 50% member is Newcourt Capital USA, Inc., a Delaware corporation. As specified by the Limited Liability Company Agreement, ACS and Newcourt each appointed three members to serve on Crystech's six member Board of Managers.

    Crystech was formed to construct and operate a molasses de-sugarization facility in Hillsboro, North Dakota. The total cost of the facility is estimated at $103.0 million. It is anticipated that the plant will have the capacity of processing 200,000 tons annually of softened molasses for conversion to sugar extract and other by-products. Construction began in June 1998 and is anticipated to reach mechanical completion in November 1999. The plant is anticipated to be in full production approximately 30 days after mechanical completion.

    To fund the construction of the facility, Crystech will obtain significant amounts of debt financing. Under a Purchase Agreement between Crystech and the lender group, Crystech Senior Lender Trust agreed to provide term debt to Crystech in the sum of $86,005,000 via the purchase of notes from Crystech. Additionally, ACS has agreed to provide $13,905,000 of subordinated debt to Crystech. To support the construction of the facility, periodic draws from the trust account are made several times each month during the entire construction period. These draws are subject to certain approvals by the independent engineer and Newcourt, as agent for Crystech Senior Lender Trust.

    As of August 31, 1998, Crystech was committed to construction costs related to an Engineering, Procurement and Construction (EPC) Contract totaling $78.9 million. As of August 31,1998, Crystech had incurred $12.7 million related to this contract. The EPC Contract with the general contractor of the project, Process Systems Inc. of Memphis, Tennessee, also specifies certain cost guarantees, and mechanical and performance warranties.

    The Company has a 12-year tolling services agreement with Crystech whereby upon completion of construction, the Company pays for tolling services for processing beet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company. The tolling agreement may be terminated by the Company if the specific operational processing performance required of Crystech in the contract is not achieved.

EMPLOYEES

    As of August 31, 1998, American Crystal had 1,221 full-time employees, of which 996 were hourly and 225 were salaried. The Company also had 42 part-time employees. In addition, the Company employs approximately 1,466 additional hourly seasonal workers during the sugarbeet harvest and approximately 518 hourly seasonal workers during the remainder of the sugarbeet processing campaign.

    Substantially all of the hourly employees at the factories, including full-time and seasonal employees, are represented by the American Federation of Grain Millers, AFL-CIO, and are covered by a collective bargaining agreement expiring July 31, 1999. Negotiations for a new contract will take place in May, June, and July of 1999. Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the Grain Millers. The Company considers its employee relations to be excellent.

    Substantially all employees who meet eligibility requirements of age and length of service are covered by one of the Company's two retirement plans. Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans. The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death. The Company's policy is to fund pension costs accrued, and the plans were fully funded for vested benefits as of February 28, 1998, the end of the most recent plan year. Union and nonunion employees are also eligible to participate in 401(k) savings plans.

ITEM 2.  PROPERTY AND PROCESSING FACILITIES

    American Crystal operates five sugarbeet processing factories in the Red River Valley. The factories are located in Crookston, East Grand Forks and Moorhead, Minnesota and Drayton and Hillsboro, North Dakota. American Crystal owns all of its factories and the land on which they are located. The factories range in size from 150,000 to 400,000 square feet and have a combined beet processing capacity, expressed in terms of quantity of sugarbeets which may be sliced into strips or "cossettes," of approximately 33,300 tons per day. The Crookston, Minnesota plant has a capacity of 5,300 tons of sugarbeets per day, the East Grand Forks, Minnesota plant has a capacity of 9,000 tons of sugarbeets per day and the Moorhead plant has a capacity of 5,400 tons of sugarbeets per day. The Company's Hillsboro, North Dakota plant has a capacity of 7,700 tons of sugarbeets per day, while the Drayton, North Dakota plant has a capacity of 5,900 tons of sugarbeets per day. Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated and cold storage sites. Approximately 28% of the sugarbeet crop is stored in either ventilated storage sites or cold storage facilities. Each processing factory includes the washing and slicing equipment necessary to cut the sugarbeets into cossettes, the diffusers necessary to extract sugar from the cossettes in the form of "raw juice" and the purification systems necessary to remove impurities from the raw juice. The factories also contain the evaporators and vacuum pans necessary to thicken the raw juice and then to crystalize the sugar. Each factory also contains the centrifuges and dryers necessary to complete the process. The Company's sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories. Each of the Company's facilities is currently operating at or near its capacity.

    In 1998 the Company completed a number of capital improvements to its sugar factories. A $57 million expansion of the Hillsboro processing facility was completed in September 1998, raising daily capacity to slice sugarbeets from 5,900 to 7,700 tons per day. A $20 million replacement of beet slicing and diffusion was completed at the East Grand Forks factory. Both projects increased sugar recovery and processing efficiencies. Two new beet piling sites were established, seven new beet pilers were added, and twenty-six upgrade kits to beet pilers were added to allow harvesting of the expanded crop size (acreage). In addition, 800,000 tons of additional deep freeze storage capacity was added, which allows extended processing campaigns.

    Current capital projects in execution include a $103 million joint venture to build a molasses desugarization (MDS) plant at the Hillsboro facility to process the balance of the Company's molasses to extract additional sugar. Also, a new wastewater treatment plant is being built at Hillsboro to accommodate the MDS plant and extended campaign processing, plus storage tanks and expansion of the sugar crystallization station at East Grand Forks to enhance sugar recovery and allow extended processing.

    American Crystal's corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota. The Company also has a 100,000 square foot research center situated on approximately 200 acres in Moorhead, Minnesota. The Company owns both facilities, and owns numerous sites as sugarbeet receiving and storage stations. All the Company's property, plant and equipment is mortgaged or pledged as collateral for its indebtedness to the St. Paul Bank for Cooperatives.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    There is no established public market for the Company's Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company's shares have been transferred.

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

                                                                   FISCAL YEAR ENDED AUGUST 31,
                                            ---------------------------------------------------------------------------
                                              1998       1997       1996       1995       1994       1993       1992
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS, EXCEPT FOR RATIOS)
Revenues..................................  $ 676,625  $ 677,004  $ 688,012  $ 605,960  $ 563,420  $ 542,665  $ 545,220
Net Proceeds Before Accounting Change.....  $ 305,797  $ 366,756  $ 310,206  $ 320,549  $ 273,785  $ 303,842  $ 269,388
Cumulative Effect of Accounting
  Change(1)...............................                --         --         --      $ (12,214)    --         --
Net Proceeds(2)...........................  $ 305,797  $ 366,756  $ 310,206  $ 320,549  $ 261,571  $ 303,842  $ 269,388
Total Assets..............................  $ 646,460  $ 581,504  $ 465,136  $ 420,890  $ 324,469  $ 303,318  $ 278,989
Long-Term Debt, including current
  maturities..............................  $ 212,495  $ 204,600  $ 190,919  $ 119,029  $ 115,834  $  98,039  $  91,615
Members' Investments......................  $ 224,843  $ 175,928  $ 152,136  $ 142,047  $ 115,609  $ 120,113  $ 107,679
Property and Equipment Additions, net of
  retirements.............................  $  98,992  $  69,542  $  43,168  $  48,394  $  50,824  $  35,659  $  42,046
Working Capital...........................  $  30,357  $  45,652  $  32,071  $  28,046  $  30,859  $  32,819  $  27,254
Ratio of Long-Term Debt to Equity(3)......       87:1     1.06:1     1.17:1      .75:1      .88:1      .71:1      .71:1
Ratio of Net Proceeds to Fixed
  Charges(4)..............................       11.1       13.3       14.3       11.6       15.0       14.2       15.0

                                                                         FISCAL YEAR ENDED AUGUST 31,
                                            --------------------------------------------------------------------------------------
PRODUCTION DATA(5)                            1998       1997       1996       1995       1994       1993       1992       1991
------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Acres harvested...........................        462        459        429        413        396        400        397        400
Tons purchased............................      8,553      8,313      8,029      8,332      6,450      6,748      6,915      5,345
Tons purchased per acre harvested.........       18.5       18.1       18.7       20.2       16.3       16.9       17.4       13.4
Net beet payment per ton of sugarbeets
  purchased, plus unit retains............  $   36.89  $   46.29  $   38.69  $   39.15  $   42.59  $   45.11  $   39.21  $   48.81
Sugar hundredweight--
  Produced................................     21,528     22,465     19,947     21,369     18,093     18,979     16,474     15,057
  Sold, including purchased sugar.........     21,735     20,579     22,179     19,702     19,450     17,957     17,262     14,936
  Purchased sugar sold....................        901        869        490        509        293         81        195         15
Pulp and molasses tons--
  Produced................................        679        690        651        643        488        667        724        570
  Sold....................................        651        618        638        659        472        688        706        569

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

(5) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 1998 relates to the crop of 1997).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This Report contains forward-looking statements regarding, among other items, the Company's growth strategy and anticipated trends in the Company's business. These forward-looking statements are based largely on the Company's expectations and are identified by the use of words such as "believes", "intends", and "will", subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described elsewhere herein, including, among others, weather, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

    Because American Crystal operates as a cooperative, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to American Crystal and are net of unit retains allocated to them, both of which remain available to meet American Crystal's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). American Crystal has a long-term debt commitment with the Bank in 1998 of $191.2 million. In addition, American Crystal has long-term debt outstanding of $50 million in a private placement. The Company also has a seasonal line of credit with the Bank of $280 million, including any amounts obtained through issuance of instruments in its commercial paper program. American Crystal also has a line of credit with Norwest Bank for $10 million. The Company also utilizes a commercial paper program, which provides short-term borrowings of up to $150 million.

RESULTS OF OPERATIONS

    INDUSTRY ENVIRONMENT

    The US sweetener industry experienced three significant trends during the 1970s and 1980s: increased consumption of non-nutritive sweeteners, principally aspartame; the increased use of high fructose corn syrup (HFCS) as a substitute for refined sugar (sucrose) in certain food products, primarily beverages; and a significant degree of sugar industry consolidation.

    US sugar consumption has continued to expand over the past decade, with domestic demand increasing from 153 million hundredweights in 1988 to 183 million in 1998. Although consumption growth rates have slowed to less than 1.5% over the past two years, growth rates averaged close to 2.5% annually from 1990 to 1996. Sugar consumption growth rates are a function of population growth, which has increased slightly over the past five years, and food market trends. The non-fat and low-fat food trend of the early and mid-1990s resulted in increased sugar use due to replacement of sucrose for fat in processed foods. Currently, slowdowns in the non-fat and low-fat food product area contributed in part to an overall decline in sugar consumption growth rates. Despite this slowdown, the Company believes that sugar consumption should continue to trend upward over time.

    Consumption of corn sweeteners is projected to grow at an annual rate of 4 to 5% over the next five years. Food manufacturers continue to increase research and development budgets to expand use of corn and alternative sweeteners in products.

    The Company's operational results are substantially dependent on market factors, including domestic prices for refined sugar. These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States farm and trade policy, that the Company is unable to predict (see "Business Government Programs and Regulations"). In addition, highly variable weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing. Sugar prices were at a premium during 1995 and 1996 due to shortages of domestic sugarbeet production and less than adequate cane refinery capacity to cover this shortfall. Refined pricing declined to more average levels during 1997 and 1998 due to increased sugar supplies and a softening demand outlook.

COMPARISON OF THE YEARS ENDED AUGUST 31, 1998 AND 1997

    Revenue for the year ended August 31, 1998, was $677 million, virtually the same as in 1997. Revenue from total sugar sales increased 1.8%, reflecting a 5.6% increase in hundredweight sold, offset by a 3.7% decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 18.3% due to a 25.1% decrease in the average selling price per ton, partially offset by a 9.1% increase in the volume of pulp sold. Revenue from molasses sales decreased 14.3% due to a 1.4% decrease in the volume of molasses sold and a 13.1% decrease in the average selling price per ton. Revenue from concentrated separated by-product (CSB) decreased 8.5% due to a 1.3% decrease in the volume of CSB sold and a 7.4% decrease in the average selling price per ton.

    Cost of product sold, exclusive of payments to members for sugarbeets, increased $64.8 million. This was primarily due to an increase in inventories during 1997, which decreased the cost of product sold in 1997 by $62.1 million. Direct costs increased by 3.2% due to higher freight and chemical costs. The cost associated with purchased sugar decreased $.8 million in 1998 compared to 1997, when the short supply of inventory at the beginning of the fiscal year created a greater need to purchase sugar to meet customer requirements. Fixed and committed expenses increased by 6.4% due to higher depreciation and higher storage costs.

    Selling expenses increased $11.5 million. The increase is attributable primarily to the increase in the marketing and packaging costs. General and Administrative expenses were approximately the same as 1997.

    Interest expense decreased from $18.3 million during the year ended August 31, 1997, to $14.4 million for the same period in 1998. This resulted from an increase in pollution control bond interest income, bank patronage income along with an increase in interest charged to United Sugars Corporation for the marketing assets.

    Non-member business activities resulted in a loss of $9.7 million for the year ended August 31, 1998, as compared to a loss of $18.1 million for the same period in 1997. The majority of this loss is related to American Crystal's investment in ProGold Limited Liability Company.

    Payments to members for sugarbeets decreased by $61.3 million from $368.2 million during the year ended August 31, 1997 to $306.9 million during the same period in 1998. The decrease is attributable primarily to a lower per-ton beet payment for the current fiscal year.

    As of August 31, 1998, American Crystal has made extensive efforts to become Year 2000 compliant. Eighteen months ago, a new computer software package (SAP) was installed which made most of the company-wide computer systems and its hardware compliant for the Year 2000. This includes software for the financial applications such as accounts payable, accounts receivable and general ledger as well as costing, project accounting, sales and distribution, plant maintenance, and production planning. The payroll and human resources software has also been upgraded to be Year 2000 compliant and will be running on hardware that is compliant by the end of 1998.

    Work has also been done at the factories to ensure the systems and controls used in the day-to-day production of sugar will not be adversely effected by Year 2000 problems.

    A Year 2000 Assessment Team has been formed with representation from various locations and departments, information services functions as well as two of American Crystal's associated companies, United Sugars Corporation and Midwest Agri-Commodities Company. This committee is in the process of assessing what additional systems the Company uses and if there are any Year 2000 compliance problems. The systems that are determined to be non-compliant will then be examined, risk assessed and action will be taken as deemed appropriate and necessary.

    Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company's suppliers and customers. The Company has begun contacting its significant suppliers and customers as part of its Year 2000 compliance plan. The Company's goal is to identify any potential year 2000 compliance issues with the enterprises with whom the Company does business. Although the results of this effort indicate that many of the Company's customers and suppliers will be year 2000 compliant, the Company is currently unable to predict the magnitude of the operational and financial impact on the Company of year 2000 compliance issues with the Company's suppliers and customers.

    The Company expects to incur (and expense) up to $60,000 during the fiscal year which began on September 1, 1998 to resolve the remaining year 2000 compliance issues. The Company also expects to incur up to $20,000 during that fiscal year for new software and hardware; those amounts will be capitalized.

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

COMPARISON OF THE YEARS ENDED AUGUST 31, 1996, AND 1995

    Revenue for the year ended August 31, 1996, was $688.0 million, an increase of $82.0 million from 1995. Revenue from total sugar sales increased 15.4%, reflecting a 12.6% increase in hundredweight sold and a 2.5% increase in the average selling price per hundredweight. Revenue from pulp sales decreased 7.5%, due to a 16.9% decrease in the volume of pulp sold partially offset by an 11.3% increase in the average selling price per ton. Revenue from molasses sales increased 32.4%, due to a 29.0% increase in the volume of molasses sold and a 2.6% increase in the average selling price per ton. Revenue from concentrated separated by-products (CSB) increased 4.6%, due to a 2.4% increase in the volume of CSB sold and a 2.2% increase in the average selling price per ton. Revenue from beet seed sales was down 4.5%, primarily due to decreased sales volume offset by an increase in sales prices.

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

1998 CROP AND ESTIMATED FISCAL YEAR 1999 INFORMATION

    As noted earlier, the agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in three installments throughout the year after harvest of the applicable sugarbeet crop. As only the final payment is made after the close of the fiscal year in question, the first two payments to members for their sugarbeets are, of necessity, based upon the Company's then-current estimates of the Net Beet Payment arising from the processing of the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1998 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1998 sugarbeet crop, the net selling price for the sugar and agri-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop, are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein. As indicated above, the Company will prepare new, then-current estimates in connection with the payment to the members of the second installment of the Net Beet Payment. (That installment is expected to be made to the members with respect to the 1998 sugarbeet crop on or about March 31, 1999.)

    The completed harvest of the sugarbeet crop grown during 1998 produced a total of 10.7 million tons of sugarbeets, or approximately 22.2 tons of sugarbeets per acre from approximately 481,000 acres. That production exceeded
16.8 tons per acre, which is the ten-year average of tons per acre for the years 1988 through 1997. The sugar content of the 1998 crop is 17.66% in comparison to a ten year average for the applicable period of approximately 17.36%. The Company expects to produce a total of approximately 27.0 million hundredweight of sugar from the 1998 crop, representing an estimated increase of 5.3 million hundredweight of sugar in comparison to the 1997 crop. Such sugar production provides a total sugar recovery of approximately 256 pounds of sugar for each ton of sugarbeets harvested by the Company.

    The Company's anticipated recovery of sugar from each ton of sugarbeets results in expected sugar revenue per ton of sugarbeets in an amount equal to $58.76 per ton.

    The Company's sales of sugar must be added to the revenue produced by the agri-products: molasses, beet pulp and concentrated separated by-product to determine the net beet payment. The Company's estimates of additional revenue from those sources would be $3.28 per ton of sugarbeets.

    From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company's operating costs, which are currently estimated to be $23.74 per ton. The deduction of those operating costs results in an estimated gross beet payment of $38.50 per ton of sugarbeets. With the deduction of an anticipated unit retain of $2.00 per ton for the fiscal year ending on August 31, 1999, the Company's current estimated Net Beet Payment is $36.50 per ton of sugarbeets. If successful in achieving the estimated results, the Company's Net Beet Payment will be lower than the ten year average Net Beet Payment by approximately $3.74 per ton.

THE COMPANY'S CURRENT STRATEGIC PLAN

    In order to obtain the best selling price for its products, the Company intends to focus on sales and marketing strategies which allow the Company to provide its customers with an appropriate mixture of the Company's products. The Company is optimizing its customer mix, improving logistics and continually trying to evaluate and improve its customer performance.

    To pursue the goal of maintaining and improving upon its current status as a low cost producer, the Company intends to focus on working with its members to increase the productivity of the members' sugarbeet farming operations. In addition, the Company plans to focus on cost reduction at the factory level. At the member level, the Company expects to focus on, among others, programs for nitrogen management and new seed varieties. At the factory level, the Company intends to pursue on-going maintenance and improvements. The Company is part of the Crystech joint venture to construct and operate a molasses desugarization plant at the Company's Hillsboro plant, which would allow the Company to desugar the balance of its molasses to extract additional sugar. Currently, approximately one-half of the Company's molasses is desugared. The Company's goal in participating in the molasses desugarization plant is to reduce the Company's average cost of sugar production, through the use of current separation technologies.

ITEM 8.  FINANCIAL STATEMENTS

    The financial statements of the Company for the fiscal years ended August 31, 1998, 1997 and 1996 have been audited by Eide Bailly LLP, Fargo, North Dakota, independent certified public accountants. Such financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The financial statements of the Company are included in Appendix A to this annual report.

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

    The table below lists certain information concerning current directors of the Company and a director-elect.

                                                                                               TERM
                                              YEAR OF                           DIRECTOR    EXPIRES IN
NAME AND ADDRESS                               BIRTH       FACTORY DISTRICT       SINCE        DEC.
------------------------------------------  -----------  --------------------  -----------  -----------
Michael A. Astrup ........................        1953   Moorhead                    1996         1999
Box 219
Dilworth, MN 56529
Jerry D. Bitker ..........................        1948   Hillsboro                   1996         1999
1694 Co. Highway #19
Halstad, MN 56548
Richard Borgen ...........................        1949   Moorhead                    1997         2000
R.R. 1, Box 36
Perley, MN 56574
Aime J. Dufault ..........................        1954   East Grand Forks            1990         2000
R.R. 1, Box 162
Argyle, MN 56713
Steven M. Goodwin ........................        1958   East Grand Forks            1995         2001
R.R. 3, Box 116
Angus, MN 56712
Court G. Hanson ..........................        1948   Hillsboro                   1993         2001
R.R. 2, Box 1
Blanchard, ND 58009
Lonn M. Kiel .............................        1953   Crookston                   1994         2000
R.R. 3, Box 71
Crookston, MN 56716
David J. Kragnes .........................        1952   Moorhead                    1995         2001
R.R. 1, Box 100
Felton, MN 56536
Francis L. Kritzberger ...................        1945   Hillsboro                   1996         2000
R.R. #1, Box 22
Hillsboro, ND 58045
Wayne Langen (Chairman) ..................        1939   Drayton                     1988         2000
P.O. Box 133
Kennedy, MN 56733

                                                                                               TERM
                                              YEAR OF                           DIRECTOR    EXPIRES IN
NAME AND ADDRESS                               BIRTH       FACTORY DISTRICT       SINCE        DEC.
------------------------------------------  -----------  --------------------  -----------  -----------
Patrick D. Mahar .........................        1942   Drayton                     1993         1999
R.R. 1, Box 363
Cavalier, ND 58220-9789
Barry W. Malme ...........................        1947   Crookston                   1986         1998
R.R. 1, Box 19K
Shelly, MN 56581
Ronald E. Reitmeier ......................        1945   Crookston                   1996         1999
Route 1, Box 49
Fisher, MN 56723
Jim A. Ross (Director Elect) .............        1950   Crookston                   1998         2001
Route 1, Box 5
Fisher, MN 56723
G. Terry Stadstad ........................        1943   East Grand Forks            1993         1999
1774 22nd Avenue NE
Grand Forks, ND 58203
Robert Vivatson (Vice Chairman) ..........        1949   Drayton                     1992         2001
P.O. Box 631
Cavalier, ND 58220

    MICHAEL A. ASTRUP. Mr. Astrup has been a director since 1996. He has been a farmer near Dilworth, Minnesota, since 1977. He serves on the Board of Directors for the American Sugarbeet Growers Association.

    JERRY D. BITKER. Mr. Bitker has been a director since 1996 and has been a farmer since 1974 near Halstad and Ada, Minnesota.

    RICHARD BORGEN. Mr. Borgen has been a director since 1997. He has farmed east of Perley, Minnesota since 1967 and has served as a director on the Perley Co-op Elevator Board for nine years and the Norman County West school board for 10 years.

    AIME J. DUFAULT. Mr. Dufault has been a director since 1990. He has farmed near Argyle, Minnesota since 1974. Mr. Dufault serves on the Board of Directors for Midwest Agri-Commodities Company.

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

    DAVID J. KRAGNES. Mr. Kragnes has been a director since 1995. Mr. Kragnes has been a farmer since 1972, with his farming operation located near Felton, Minnesota. Mr. Kragnes is a director for the American Sugarbeet Growers Association.

    FRANCIS L. KRITZBERGER. Mr. Kritzberger has been a director since 1996. He has previously served as a director with the Company, from July 30, 1989 until July 30, 1993. Mr. Kritzberger has been a farmer since 1964. He serves on the Board of Directors of the North Dakota Council of Cooperatives.

    WAYNE LANGEN. Mr. Langen has been a director since 1988 and a farmer since 1963. Mr. Langen is a partner of Langen Bros. Joint Venture and operates its farming operations near Kennedy, Minnesota. Mr. Langen serves on the Board of Directors of Kennedy Farmers Elevator Company, United Sugars Corporation and Midwest Agri-Commodities Company and on the Board of Governors of ProGold Limited Liability Company.

    PATRICK D. MAHAR. Mr. Mahar has been a director since 1993 and has been a farmer since 1962. He is currently a partner of Mahar Farms near Cavalier, North Dakota. Mr. Mahar previously served as president of the Red River Valley Sugarbeet Growers Association, Fargo, North Dakota, and as president of the American Sugarbeet Growers Association, Washington, D.C. Mr. Mahar is currently serving as a director for Midwest Agri-Commodities Company and also on the Boards of Directors of First State Bank and Farmers Co-op Elevator, both of Cavalier, North Dakota.

    BARRY W. MALME. Mr. Malme has been a director since 1986. His current term expires in December, 1998. Pursuant to the Company's By-laws, a director may not serve for more than four consecutive terms; as a result, Mr. Malme was not eligible to stand for re-election for an additional term. Mr. Malme has been a farmer near Shelly, Minnesota since 1974. Mr. Malme serves on the Board of Directors for Midwest Agri-Commodities Company and the Minnesota Association of Cooperatives.

    RONALD E. REITMEIER. Mr. Reitmeier has been a director since 1996, and has been a farmer since 1968. He previously served on the Board of Directors of PKM Electric Co-op for ten years.

    JIM A. ROSS. Mr. Ross was elected a director at the Company's recent district meetings. His term as a director will begin in December, 1998. He has farmed near Fisher, Minnesota since 1971 and is a board member of Fisher Fuel and Hardware Cooperative.

    G. TERRY STADSTAD. Mr. Stadstad has been a director since 1993 and has been farming near Grand Forks, North Dakota since 1965. Mr. Stadstad serves on the Board of Directors of United Sugars Corporation.

    ROBERT VIVATSON. Mr. Vivatson has been a director since 1992. Operating as a farmer near Cavalier, North Dakota since 1975, Mr. Vivatson is a partner of Vivatson Bros. and president of Vivatson Farms Inc. Mr. Vivatson is serving on the Board of Directors of First State Bank, Cavalier, North Dakota and on the Board of Governors of ProGold Limited Liability Company and United Sugars Corporation.

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

                                             YEAR OF
NAME                                          BIRTH                     POSITION
-----------------------------------------  -----------  -----------------------------------------
James J. Horvath.........................        1945   Chief Executive Officer
Marcus F. Richardson.....................        1941   Chief Operating Officer
Robert W. Levos..........................        1943   Vice President-Agriculture
James W. Dudley..........................        1950   Vice President-Agriculture
Joseph J. Talley.........................        1960   Vice President-Finance

                                             YEAR OF
NAME                                          BIRTH                     POSITION
-----------------------------------------  -----------  -----------------------------------------
Lawrence L. Mathias......................        1941   Vice President-Human Resources and Public
                                                          Relations
David A. Berg............................        1954   Vice President-Administration
David A. Walden..........................        1953   Vice President-Operations
Ralph K. Morris..........................        1940   Secretary
Brian I. Ingulsrud.......................        1962   Treasurer
Samuel S.M. Wai..........................        1953   Corporate Controller, Assistant Secretary
                                                          and Assistant Treasurer
Mark L. Lembke...........................        1955   Assistant Secretary & Assistant Treasurer
Daniel C. Mott...........................        1959   Assistant Secretary
Ronald K. Peterson.......................        1955   Assistant Secretary & Assistant Treasurer
David L. Malmskog........................        1957   Assistant Secretary & Assistant Treasurer

    JAMES J. HORVATH. Mr. Horvath was named Chief Executive Officer in May, 1998. He served as Chief Financial Officer from 1996 to 1998. From June, 1994 to March, 1996, Mr. Horvath served as the Company's Vice President-Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company. Mr. Horvath also served as the Company's Vice President-Finance from 1985-1994. Mr. Horvath currently serves on the Boards of Directors of United Sugars Corporation and Midwest Agri-Commodities Company.

    MARCUS F. RICHARDSON. Mr. Richardson has been Chief Operating Officer since 1995 after serving as interim Chief Executive Officer for one year. He served in various manufacturing positions with the Company since 1980 including Vice President-Operations. Mr. Richardson currently serves as a director of the Beet Sugar Development Foundation, a non-profit industry association, on the Board of Governors of ProGold Limited Liability Company and as chairman of the Board of Managers of Crystech, LLC. In addition, he served as Trustee for the United States Beet Sugar Association and on the Board of Directors of the Moorhead Economic Development Authority. Mr. Richardson plans to retire January 1, 1999.

    ROBERT W. LEVOS. Mr. Levos has been Vice President-Agriculture since 1986. From 1981 to 1986 he was General Agriculturalist. He has been employed by the Company since 1965. Mr. Levos currently serves on the Boards of Directors of West Coast Beet Seed Company and the Beet Sugar Development Foundation. Mr. Levos retired August 31, 1998.

    JAMES W. DUDLEY. Mr. Dudley was appointed Vice President-Agriculture in January, 1998. He had served as Vice President-Operations, Factory Operations Manager and Regional Manager from 1985 through 1997.

    JOSEPH J. TALLEY. Mr. Talley was named Vice President-Finance in 1998. He served as the Company's Treasurer and Finance Director, Assistant Treasurer and Assistant Secretary from March 1996 until his appointment as Vice President-Finance. Mr. Talley served as Finance Director of ProGold Limited Liability Company and Assistant Treasurer and Assistant Secretary of Golden Growers Cooperative. He currently serves on the Board of Governors for ProGold Limited Liability Company, as well as ProGold/ Cargill Oversight Board. Prior to July 1994, Mr. Talley was a partner with the accounting firm of Eide Helmeke PLLP.

    LAWRENCE L. MATHIAS. Mr. Mathias has been Vice President-Human Resources and Public Relations since 1990. He was Industrial Relations Manager with the Company from 1976 to 1990. He currently serves on the Board of Directors of Blue Cross Blue Shield of Minnesota. Mr. Mathias plans to retire January 1, 1999.

    DAVID A. BERG. Mr. Berg served as a Factory Shift Supervisor and Packaging and Warehousing Superintendent during 1998 as part of a development assignment. In October 1998, he was named Vice President-Administration. During the period from 1994 to 1998, Mr. Berg served as the Company's Vice President-Business Development, Vice President-Strategic Planning, Director-Market Information, Manager of Marketing and Analysis and Manager-Economic Research. He currently serves on the Domestic Sugar Committee of the New York Coffee, Sugar and Cocoa Exchange which oversees the administration and regulatory compliance of sugar futures contracts traded on the Exchange.

    DAVID W. WALDEN. Mr. Walden was elected Vice President of Operations in January 1998. He served as Production Manager from 1995 until 1998. He joined American Crystal in 1979 as a Resident Engineer at the Crookston facility and has held positions of Engineering and Maintenance Superintendent, Production Superintendent, Assistant Operations Manager and Maintenance Manager.

    RALPH K. MORRIS. Mr. Morris has been Secretary of the Company since 1995. He is a shareholder in the law firm of Doherty, Rumble & Butler Professional Association. The firm acts as corporate counsel to American Crystal. Mr. Morris is not an employee of the Company.

    BRIAN I. INGULSRUD. Mr. Ingulsrud became the Company's Treasurer in 1998. Mr. Ingulsrud began his employment with the Company in 1990, initially serving as a Financial Analyst. He has also served as an Operations Financial Planning Supervisor, Factory Office Manager and Financial Planning Manager. In 1996 Mr. Ingulsrud served as SAP Implementation Manager. Mr. Ingulsrud was appointed as Assistant Secretary and Assistant Treasurer for Golden Growers Cooperative in 1998.

    SAMUEL S.M. WAI. Mr. Wai served as the Company's Treasurer from 1985 to 1996. He currently serves as the Company's Corporate Controller. He held various financial positions with the Company from 1979 to 1985. Mr. Wai also serves on the Board of Managers of Crystech, LLC and as treasurer of the American Crystal Sugar Political Action Committee.

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

    RONALD K. PETERSON. Mr. Peterson has served as the Financial Systems Manager since 1996 and as Assistant Treasurer and Assistant Secretary since 1993. Mr. Peterson also served as the Company's Corporate Accounting Manager from 1991 through 1996. Mr. Peterson has held various financial positions with the Company since 1979. He is also the Assistant Treasurer for the American Crystal Sugar Political Action Committee.

    DAVID L. MALMSKOG. Mr. Malmskog currently serves as Director-Business Development and was appointed Assistant Secretary and Assistant Treasurer in 1998. Mr. Malmskog has held various financial positions with the Company since 1980.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1998 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                                               ---------------------------------------
                                                                                         AWARDS
                                                  ANNUAL COMPENSATION          --------------------------    PAYOUTS
                                          -----------------------------------   RESTRICTED                 -----------
                                                                OTHER ANNUAL       STOCK       OPTIONS/       LTIP
                                           SALARY               COMPENSATION     AWARD(S)        SARS        PAYOUTS
                                 YEAR        ($)     BONUS ($)     ($)(1)           ($)           (#)          ($)
                               ---------  ---------  ---------  -------------  -------------  -----------  -----------
James J. Horvath ............       1998  $ 388,840  $  64,556    $  51,354                                $  19,546(3)
  Chief Executive Officer           1997  $ 217,650  $  97,943    $  37,958                                $  45,925(3)
                                    1996  $ 205,330  $  71,866    $  27,646

Daniel J. McCarty(2) ........       1998  $ 475,600  $  --        $  12,727                                $ 146,648(3)
  Chief Executive Officer           1997  $ 410,000  $ 184,500    $  19,101                                $ 146,938(3)
                                    1996  $ 149,808  $  70,000    $  77,372

Marcus F. Richardson(4) .....       1998  $ 264,485  $  55,897    $  90,265                                $  47,713(3)
  Chief Operating Officer           1997  $ 254,555  $ 114,550    $  71,718                                $ 112,110(3)
                                    1996  $ 245,500  $  93,683    $  60,550

Robert W. Levos .............       1998  $ 198,660  $  39,732    $  63,194                                $  18,396(3)
  Vice President--Agriculture       1997  $ 189,200  $  85,140    $  47,399                                $  43,223(3)
                                    1996  $ 178,490  $  62,472    $  37,222

Lawrence L. Mathias .........       1998  $ 177,790  $  35,558    $  52,797                                $  15,527(3)
  Vice President--Human             1997  $ 172,610  $  69,044    $  42,840                                $  36,469(3)
  Resources and Public              1996  $ 162,840  $  56,994    $  31,121
  Relations

James W. Dudley .............       1998  $ 177,900  $  35,580    $  28,713                                $  16,096(3)
  Vice President--Acriculture       1997  $ 161,725  $  72,776    $  20,042                                $  36,469(3)
                                    1996  $ 150,440  $  45,132    $  16,052

------------------------------

(1) Includes the cost of additional life insurance coverage, use of a company car, costs of tax return preparation, imputed interest, taxable moving expenses reimbursed, the Company's matching contribution for 401(k) and SERP and pension valuations.

(2) Mr. McCarty's employment with the Company began on March 28, 1996, and Mr. McCarty's salary is shown on an annualized basis. Mr. McCarty ended his employment on June 1, 1998.

(3) Represents the sum of (i) dollar value at $1,500 per share of contract rights with respect to the vested portion of contract rights granted to the executive under the Company's LTIP plan (described below) during the fiscal year and (ii) "profit per acre payments" made to the executive under the Company's LTIP plan. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive.

(4) Mr. Richardson also served as interim Chief Executive Officer between June 1995 and March 1996.

    Effective May 15, 1998, the Company and Mr. Horvath entered into an "Employment Agreement" regarding Mr. Horvath's employment by the Company. The agreement provides that Mr. Horvath shall serve as an "at will" employee at the pleasure of the Board of Directors. Among other terms, the agreement establishes Mr. Horvath's base compensation at $388,840 per year, and also provides that he may participate in other benefit plans offered by the Company. If the Board of Directors terminates Mr. Horvath's employment with the Company without cause after age 60 or he incurs a termination due to disability, Mr. Horvath is entitled to receive reimbursement for the cost of medical and dental coverage for himself and his spouse from the date of termination through their respective deaths; life insurance coverage to age 59 1/2 equal to his base salary on the date of termination, from age 65 to 70 equal to 50% of his base salary on the date of termination, and after age 70 equal to 25% of his base salary on the date of termination; and supplemental pension benefits equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 and had attained 30 years of service, and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP). If the Board of Directors terminates Mr. Horvath's employment with the Company without cause before age 55 or he incurs a termination due to disability, Mr. Horvath is entitled to receive supplemental early retirement benefits equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 55 and assuming compensation equal to that in effect as of the termination date with no reduction in benefits for death benefits payable to Mr. Horvath's spouse, and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan
(SERP) assuming commencement at age 55. If the Board of Directors terminates Mr. Horvath's employment with the Company without cause after age 60 and Mr. Horvath subsequently dies, or if Mr. Horvath dies prior to terminating his employment with the Company, Mr. Horvath's spouse is entitled to receive monthly payments for the remainder of her life equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 and had attained 30 years of service, and the cumulative monthly amount of the retirement benefits actually payable to his spouse under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP). The agreement also contains the provision of a three-year non-compete/non-solicitation agreement with Mr. Horvath.

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

    A total of 389 contract rights have been granted under the plan. As of the date hereof, those executives listed above have been granted and hold contract rights with respect to number of shares set forth below. Each contract right listed below carried a stated value upon grant of $1,485 per share; the current stated value is $1,500 per share.

              LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR

                                                                        CONTRACT     REPRESENTATIVE
EXECUTIVE OFFICERS                                                       RIGHTS        PAYOUT(1)
--------------------------------------------------------------------  -------------  -------------
Marcus F. Richardson................................................           83      $  10,435
James J. Horvath....................................................           34      $   4,275
Robert W. Levos.....................................................           32      $   4,023
James J. Dudley.....................................................           28      $   3,520
Lawrence L. Mathias.................................................           27      $   3,395
David A. Berg.......................................................           15      $   1,886
George Sinner.......................................................           15      $   1,886

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

    To date, only Mr. McCarty has exercised his contract rights, having sold 155 contract rights in May, 1998.

                     LONG-TERM INCENTIVE PLAN--RIGHTS SOLD

                                                               CONTRACT     PRICE PER     VALUE
EXECUTIVE OFFICERS                                              RIGHTS        SHARE      REALIZED
------------------------------------------------------------  -----------  -----------  ----------
Daniel J. McCarty...........................................         155    $   1,500   $  232,500

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

                         AMERICAN CRYSTAL SUGAR COMPANY
                                1998 CALCULATION
                           PLAN A--QUALIFIED BENEFITS

                                                           YEARS OF SERVICE
                                         -----------------------------------------------------
REMUNERATION                                15         20         25         30         35
---------------------------------------  ---------  ---------  ---------  ---------  ---------
$125,000...............................  $  24,382  $  32,510  $  40,637  $  48,765  $  48,765
$150,000...............................  $  29,632  $  39,510  $  49,387  $  59,265  $  59,265
$175,000...............................  $  31,732  $  42,310  $  52,887  $  63,465  $  63,465
$200,000...............................  $  31,732  $  42,310  $  52,887  $  63,465  $  63,465
$225,000...............................  $  31,732  $  42,310  $  52,887  $  63,465  $  63,465
$250,000...............................  $  31,732  $  42,310  $  52,887  $  63,465  $  63,465
$300,000...............................  $  31,732  $  42,310  $  52,887  $  63,465  $  63,465
$400,000...............................  $  31,732  $  42,310  $  52,887  $  63,465  $  63,465
$500,000...............................  $  31,732  $  42,310  $  52,887  $  63,465  $  63,465

    The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 13 years; Mr. Richardson has served for 18 years; Mr. Dudley has served for 14 years; Mr. Levos has served for 33 years; and Mr. Mathias has served for 22 years.

    The Company maintains a Section 401(k) plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company matches 100% of the employee's first 4% of compensation. The total annual pre-income tax addition to any employees' account in any calendar year may not exceed the lesser of (i) $30,000 or (ii) 25% of annual compensation less the amount of the contribution and any salary conversion. During 1998, the employee pre-income tax contribution was limited to $10,000. An employee may also contribute up to 10% of his annual compensation on an after-tax basis. Benefits under the 401(k) plan begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59 1/2 , the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70 1/2 or is terminated.

    Effective September 1, 1994, certain executive employees of the Company became eligible to participate in a "Supplemental Executive Retirement Plan." That plan was adopted by the Company's Board of Directors on June 30, 1994. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to (i) the difference between amounts actually contributed to the Company's 401(k) plan on behalf of the executive and the amounts which could have been contributed if certain provisions of the Internal Revenue Code did not prohibit the contribution of such amounts and (ii) the difference between the benefits actually payable to the executive under the provisions of Retirement Plan "A" and the amounts which would be payable under Retirement Plan "A" if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. In addition, the executive may elect to defer a portion of his or her compensation, ranging from 2% to 16%, by regular payroll deductions under the Supplemental Plan, and may also defer 100% of all bonus and profits-per-acre payments. The Supplemental Plan is an "unfunded" plan, with all amounts to be paid under the Supplemental Plan to be paid from the general assets of the Company when due and also to be subject to the claims of the Company's creditors.

    The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Company under the Supplemental Plan, upon retirement at age 65, after 15, 20, 25, 30 and 35 years of annual service at the remuneration levels set forth in the table:

                PLAN A--NON QUALIFIED BENEFITS 1998 CALCULATION

                                                         YEARS OF SERVICE
                                     --------------------------------------------------------
REMUNERATION                            15         20          25          30          35
-----------------------------------  ---------  ---------  ----------  ----------  ----------
$125,000...........................  $       0  $       0  $        0  $        0  $        0
$150,000...........................  $       0  $       0  $        0  $        0  $        0
$175,000...........................  $   3,150  $   4,200  $    5,250  $    6,300  $    6,300
$200,000...........................  $   8,400  $  11,200  $   14,000  $   16,800  $   16,800
$225,000...........................  $  13,650  $  18,200  $   22,750  $   27,300  $   27,300
$250,000...........................  $  18,900  $  25,200  $   31,500  $   37,800  $   37,800
$300,000...........................  $  29,400  $  39,200  $   49,000  $   58,800  $   58,800
$400,000...........................  $  50,400  $  67,200  $   84,000  $  100,800  $  100,800
$450,000...........................  $  60,900  $  81,200  $  101,500  $  121,800  $  121,800
$500,000...........................  $  71,400  $  95,200  $  119,000  $  142,800  $  142,800

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report

       1.  Financial Statements
             Report of Independent Auditors
             Balance Sheets as of August 31, 1998 and 1997
             Statements of Operations for the Years Ended August 31, 1998, 1997 and 1996
             Statements of Changes in Members' Investment for the Years Ended August 31, 1998, 1997 and 1996
             Statements of Cash Flows for the Years Ended August 31, 1998, 1997 and 1996
             Notes to consolidated Financial Statements

       2.  Financial Statement Schedules
             None

    (b) Reports on Form 8-K

             None

    (c) Exhibits

  EXHIBITS                                                DESCRIPTION
------------  ---------------------------------------------------------------------------------------------------
       *3(i)  Restated Articles of Incorporation of American Crystal Sugar Company.

      **3(ii) Restated By-laws of American Crystal Sugar Company.

     **10(f)  Growers' Contract (5-year Agreement).

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

      *10(n)  Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency.

      *10(o)  Master Agreement between Registrant, United Sugars Corporation, American Federation of Grain
                Millers, AFL-CIO, CLC, et al.

      *10(p)  Loan Agreement between Registrant and St. Paul Bank for Cooperatives, dated December 20, 1993.

      *10(q)  Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated
                November 22, 1993.

      *10(r)  Pension Contract and Amendments.

  EXHIBITS                                                DESCRIPTION
------------  ---------------------------------------------------------------------------------------------------
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

      *10(u)  Form of Operating Agreement between Registrant and ProGold Limited Liability Company.

      *10(v)  Form of Member Control Agreement between Registrant and ProGold Limited Liability Company.

      *10(w)  Administrative Services Agreement between Registrant and ProGold Limited Liability Company

      *10(x)  Uniform Member Marketing Agreement.

    **+10(y)  Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995.

    **+10(z)  Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated
                August 25, 1995.

    **+10(aa) Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20,
                1996.

     **10(bb) Employment Agreement with Mr. Daniel McCarty, dated as of April 8, 1996.

    ***10(cc) Amendment to Employment Agreement with Mr. Daniel McCarty, dated as of July, 1997.

   ***+10(dd) Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9,
                1997.

       10(ee) Pledge Agreement between Registrant and First Union Trust Company, NA

       10(ff) Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech
                Senior Lender Trust

       10(gg) Tolling Services Agreement between Crystech, LLC and Registrant

       10(hh) Operations and Maintenance Agreement between Crystech, LLC and Registrant

     ++10(ii) Limited Liability Agreement of Crystech, LLC

       27     Financial Data Schedule

------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

** Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

*** Incorporated by reference from the Company's Registration Statement on Form
    S-1 (File No. 333-32251), declared effective October 24, 1997.

+ Certain portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

++ Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON NOVEMBER 28, 1997.

                                AMERICAN CRYSTAL SUGAR COMPANY

                                By:             /s/ JAMES J. HORVATH
                                     -----------------------------------------
                                                  James J. Horvath
                                              CHIEF EXECUTIVE OFFICER

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

                   SIGNATURE                                       TITLE                            DATE
------------------------------------------------  ---------------------------------------  ----------------------

              /s/ JAMES J. HORVATH
     --------------------------------------       Chief Executive Officer (Principal       November 27, 1998
                James J. Horvath                    Executive Officer)

             /s/ JOSEPH J. TALLEY--
     --------------------------------------       Vice President-Finance (Chief Financial  November 27, 1998
               Joseph J. Talley--                   Officer)

             /s/ MICHAEL A. ASTRUP
     --------------------------------------       Director                                 November 27, 1998
               Michael A. Astrup

              /s/ JERRY D. BITKER
     --------------------------------------       Director                                 November 27, 1998
                Jerry D. Bitker

               /s/ RICHARD BORGEN
     --------------------------------------       Director                                 November 27, 1998
                 Richard Borgen

              /s/ AIME J. DUFAULT
     --------------------------------------       Director                                 November 27, 1998
                Aime J. Dufault

             /s/ STEVEN M. GOODWIN
     --------------------------------------       Director                                 November 27, 1998
               Steven M. Goodwin

                   SIGNATURE                                       TITLE                            DATE
------------------------------------------------  ---------------------------------------  ----------------------

              /s/ COURT G. HANSON
     --------------------------------------       Director                                 November 27, 1998
                Court G. Hanson

                /s/ LONN M. KIEL
     --------------------------------------       Director                                 November 27, 1998
                  Lonn M. Kiel

              /s/ DAVID J. KRAGNES
     --------------------------------------       Director                                 November 27, 1998
                David J. Kragnes

           /s/ FRANCIS L. KRITZBERGER
     --------------------------------------       Director                                 November 27, 1998
             Francis L. Kritzberger

                /s/ WAYNE LANGEN
     --------------------------------------       Director                                 November 27, 1998
                  Wayne Langen

              /s/ PATRICK D. MAHAR
     --------------------------------------       Director                                 November 27, 1998
                Patrick D. Mahar

               /s/ BARRY W. MALME
     --------------------------------------       Director                                 November 27, 1998
                 Barry W. Malme

            /s/ RONALD E. REITMEIER
     --------------------------------------       Director                                 November 27, 1998
              Ronald E. Reitmeier

                /s/ JIM A. ROSS
     --------------------------------------       Director Elect                           November 27, 1998
                  Jim A. Ross

             /s/ G. TERRY STADSTAD
     --------------------------------------       Director                                 November 27, 1998
               G. Terry Stadstad

              /s/ ROBERT VIVATSON
     --------------------------------------       Director                                 November 27, 1998
                Robert Vivatson

                                   APPENDIX A

                         INDEX TO FINANCIAL STATEMENTS

AMERICAN CRYSTAL SUGAR COMPANY

  FINANCIAL STATEMENTS:

    Report of Independent Auditors.....................................................         36

    Balance Sheets as of August 31, 1998 and 1997......................................         33

    Statements of Operations for the Years Ended August 31, 1998, 1997 and 1996........         39

    Statements of Changes in Members' Investment for the Years Ended August 31, 1998,
     1997 and 1996.....................................................................         40

    Statements of Cash Flows for the Years Ended August 31, 1998, 1997 and 1996........         41

    Notes to the Financial Statements..................................................         42

                         REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company
Moorhead, Minnesota

    We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 1998 and 1997, and the related statements of operations, changes in members' investments and cash flows for the years ended August 31, 1998, 1997 and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the American Crystal Sugar Company as of August 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended August 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

Eide Bailly LLP
October 2, 1998
Fargo, North Dakota

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 BALANCE SHEETS
                                   AUGUST 31
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                             1998         1997
                                                                                          -----------  -----------
CURRENT ASSETS:
  Cash and Cash Equivalents.............................................................  $        41  $    11,551
  Receivables:
    Trade...............................................................................       53,874       60,940
    Members.............................................................................        2,558        2,857
    Other...............................................................................        2,801        5,618
  Advances to Related Parties...........................................................       26,402       15,064
  Inventories...........................................................................      142,382      140,057
  Prepaid Expenses......................................................................        3,079        2,892
                                                                                          -----------  -----------
TOTAL CURRENT ASSETS....................................................................      231,137      238,979
                                                                                          -----------  -----------
PROPERTY AND EQUIPMENT:
  Land..................................................................................       13,818       13,101
  Buildings and Equipment...............................................................      664,453      635,671
  Construction in Progress..............................................................      112,470       43,938
  Less Accumulated Depreciation.........................................................     (438,801)    (413,211)
                                                                                          -----------  -----------
NET PROPERTY AND EQUIPMENT..............................................................      351,940      279,499
                                                                                          -----------  -----------
OTHER ASSETS:
  Investments in Banks for Cooperatives.................................................       15,890       14,568
  Investments in Marketing Cooperatives.................................................        2,197        1,650
  Investments in ProGold Limited Liability Company......................................       35,172       43,007
  Investments in Crystech, LLC..........................................................        1,574      --
  Other Assets..........................................................................        8,550        3,801
                                                                                          -----------  -----------
TOTAL OTHER ASSETS......................................................................       63,383       63,026
                                                                                          -----------  -----------
TOTAL ASSETS............................................................................  $   646,460  $   581,504
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 BALANCE SHEETS
                                   AUGUST 31
                                 (IN THOUSANDS)
                      LIABILITIES AND MEMBERS' INVESTMENTS

                                                                                             1998         1997
                                                                                          -----------  -----------
CURRENT LIABILITIES:
  Short-Term Debt.......................................................................  $   116,322  $    67,960
  Current Maturities of Long-Term Debt..................................................       17,800       17,800
  Accounts Payable......................................................................       36,131       25,897
  Other Current Liabilities.............................................................       16,112       15,515
  Amounts Due Members...................................................................       14,415       66,155
                                                                                          -----------  -----------
TOTAL CURRENT LIABILITIES...............................................................      200,780      193,327

LONG-TERM DEBT, NET OF CURRENT MATURITIES...............................................      194,695      186,800

OTHER LIABILITIES.......................................................................       26,142       25,449
                                                                                          -----------  -----------
TOTAL LIABILITIES.......................................................................      421,617      405,576
                                                                                          -----------  -----------
MEMBERS' INVESTMENTS:
  Preferred Stock.......................................................................       38,275       33,542
  Common Stock..........................................................................           28           26
  Additional Paid-In Capital............................................................      116,183       64,596
  Unit Retains..........................................................................      105,850      105,450
  Pension Liability Adjustment..........................................................       (2,259)      (4,131)
  Retained Earnings.....................................................................      (33,234)     (23,555)
                                                                                          -----------  -----------
TOTAL MEMBERS' INVESTMENTS..............................................................      224,843      175,928
                                                                                          -----------  -----------
TOTAL LIABILITIES AND MEMBERS' INVESTMENTS..............................................  $   646,460  $   581,504
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED AUGUST 31
                                 (IN THOUSANDS)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
REVENUE......................................................................  $  676,625  $  677,004  $  688,012
COST OF PRODUCT SOLD, EXCLUDING PAYMENTS TO MEMBERS FOR SUGARBEETS...........     201,159     136,330     216,229
                                                                               ----------  ----------  ----------
GROSS PROCEEDS...............................................................     475,466     540,674     471,783
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................................     153,561     141,949     155,188
                                                                               ----------  ----------  ----------
OPERATING PROCEEDS...........................................................     321,905     398,725     316,595
                                                                               ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest Income............................................................       2,045       2,063       3,564
  Other Income...............................................................       1,058       1,066       1,121
  Interest Expense, Net......................................................     (14,390)    (18,321)    (11,252)
  Other Expenses.............................................................      (4,866)    (15,050)       (371)
                                                                               ----------  ----------  ----------
TOTAL OTHER (EXPENSE)........................................................     (16,153)    (30,242)     (6,938)
                                                                               ----------  ----------  ----------
PROCEEDS BEFORE INCOME TAXES.................................................     305,752     368,483     309,657
INCOME TAX BENEFIT/(EXPENSE).................................................          45      (1,727)        549
                                                                               ----------  ----------  ----------
NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS...................  $  305,797  $  366,756  $  310,206
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DISTRIBUTIONS OF NET PROCEEDS:
  Credited (Charged) to Members' Investments:
    Non-Member Business (Loss)...............................................  $   (9,679) $  (18,074) $     (396)
    Unit Retains Declared to Members.........................................       8,545      16,611      16,040
                                                                               ----------  ----------  ----------
  Net Credit (Charge) to Members' Investments................................      (1,134)     (1,463)     15,644
  Payments to Members for Sugarbeets, Net of Unit Retains Declared...........     306,931     368,219     294,562
                                                                               ----------  ----------  ----------
TOTAL........................................................................  $  305,797  $  366,756  $  310,206
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                 STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
                                 (IN THOUSANDS)

                                                               ADDITIONAL              PENSION
                                          PREFERRED   COMMON    PAID-IN       UNIT    LIABILITY    RETAINED
                                            STOCK     STOCK     CAPITAL     RETAINS   ADJUSTMENT   EARNINGS   TOTAL
                                          ---------   ------   ----------   --------  ----------   --------  --------
BALANCE, AUGUST 31, 1995................   $31,879     $23      $ 32,417    $ 88,487   $(5,674)    $(5,085 ) $142,047
                                          ---------   ------   ----------   --------  ----------   --------  --------
  Non-Member Business (Loss)............     --        --         --           --        --           (396 )     (396)
  Unit Retains Withheld from Members
    ($2.00/Ton).........................     --        --         --          16,040     --          --        16,040
  Payments to Estates and Disabled
    Individuals.........................     --        --         --            (296)    --          --          (296)
  Payments of 1988 Crop Unit Retains to
    Members.............................     --        --         --          (7,040)    --          --        (7,040)
  Contributed Capital of Investee.......     --        --            624       --        --          --           624
  Pension Liability Adjustment..........     --        --         --           --        1,156       --         1,156
  Stock Issued, Net.....................     --          1        --           --        --          --             1
                                          ---------   ------   ----------   --------  ----------   --------  --------
BALANCE, AUGUST 31, 1996................   $31,879     $24      $ 33,041    $ 97,191   $(4,518)    $(5,481 ) $152,136
                                          ---------   ------   ----------   --------  ----------   --------  --------
  Non-Member Business (Loss)............     --        --         --           --        --        (18,074 )  (18,074)
  Unit Retains Withheld from Members
    ($2.00/Ton).........................     --        --         --          16,611     --          --        16,611
  Payments to Estates and Disabled
    Individuals.........................     --        --         --            (673)    --          --          (673)
  Payments of 1989 Crop Unit Retains to
    Members.............................     --        --         --          (7,679)    --          --        (7,679)
  Contributed Capital of Investee.......     --        --            892       --        --          --           892
  Pension Liability Adjustment..........     --        --         --           --          387       --           387
  Stock Issued, Net.....................     1,663       2        30,663       --        --          --        32,328
                                          ---------   ------   ----------   --------  ----------   --------  --------
BALANCE, AUGUST 31, 1997................   $33,542     $26      $ 64,596    $105,450   $(4,131)    $(23,555) $175,928
                                          ---------   ------   ----------   --------  ----------   --------  --------
  Non-Member Business (Loss)............     --        --         --           --        --         (9,679 )   (9,679)
  Unit Retains Withheld from Members
    ($1.00/Ton).........................     --        --         --           8,545     --          --         8,545
  Payments to Estates and Disabled
    Individuals.........................     --        --         --            (478)    --          --          (478)
  Payments of 1990 Crop Unit Retains to
    Members.............................     --        --         --          (7,667)    --          --        (7,667)
  Contributed Capital of Investee.......     --        --             21       --        --          --            21
  Pension Liability Adjustment..........     --        --         --           --        1,872       --         1,872
  Stock Issued, Net.....................     4,733       2        51,566       --        --          --        56,301
                                          ---------   ------   ----------   --------  ----------   --------  --------
BALANCE, AUGUST 31, 1998................   $38,275     $28      $116,183    $105,850   $(2,259)    $(33,234) $224,843
                                          ---------   ------   ----------   --------  ----------   --------  --------
                                          ---------   ------   ----------   --------  ----------   --------  --------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31
                                 (IN THOUSANDS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
CASH PROVIDED BY (USED IN) OPERATIONS:
  Net Proceeds Resulting from Member and Non-Member Business...............  $   305,797  $   366,756  $   310,206
  Payments to Members for Sugarbeets, Net of Unit Retains..................     (306,931)    (368,219)    (294,562)
  Add (Deduct) Non-Cash Items:
    Depreciation and Amortization..........................................       26,630       24,048       20,314
    Loss on Investment Activities..........................................        4,007       13,919          343
    Loss on the Disposition of Property and Equipment......................        2,412           37          230
    Non-Cash Portion of Patronage Dividend from the Banks for
      Cooperatives.........................................................       (1,322)         609       (1,245)
    Deferred Gain Recognition..............................................         (209)        (213)        (223)
Changes in Assets and Liabilities:
  Receivables..............................................................       10,182      (13,256)       1,355
  Inventories..............................................................       (2,325)     (67,380)      30,614
  Prepaid Expenses.........................................................         (187)         196          737
  Advances to Related Parties..............................................      (11,338)      (4,756)      (4,217)
  Accounts Payable.........................................................       10,234        1,346       (1,343)
  Other Liabilities........................................................        3,242        4,717         (997)
  Amounts Due Members......................................................      (51,740)      19,037        6,881
                                                                             -----------  -----------  -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS..................................      (11,548)     (23,159)      68,093
                                                                             -----------  -----------  -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of Property and Equipment......................................     (101,769)     (70,246)     (43,549)
  Proceeds from the Sale of Property and Equipment.........................          365          667          151
  Investments in Marketing Cooperatives....................................         (338)      14,031       (9,700)
  Investment in ProGold Limited Liability Company and Crystech, LLC........        2,254       (5,595)     (39,221)
  Changes in Other Assets..................................................       (4,908)        (814)        (271)
                                                                             -----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES......................................     (104,396)     (61,957)     (92,590)
                                                                             -----------  -----------  -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net Proceeds (Payments) on Short-Term Debt...............................       48,362       54,317      (40,289)
  Proceeds from Long-Term Debt.............................................       26,695       28,200       85,000
  Long-Term Debt Repayment.................................................      (18,800)     (14,525)     (13,115)
  Issuance of Stock........................................................       56,322       33,220          624
  Payment of Unit Retains..................................................       (8,145)      (8,352)      (7,336)
                                                                             -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................................      104,434       92,860       24,884
                                                                             -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      (11,510)       7,744          387
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................       11,551        3,807        3,420
                                                                             -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................  $        41  $    11,551  $     3,807
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY

                       NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    American Crystal Sugar Company (American Crystal or Company) is a Minnesota agricultural cooperative corporation which processes and markets sugar, sugarbeet pulp, molasses and seed. Business done with its shareholders (members) constitutes "patronage business" as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members' investments in the form of unit retains or distributed to members in the form of payments for sugarbeets. Members are paid the net amounts realized from the current year's production less member operating costs determined in conformity with generally accepted accounting principles.

    CASH AND CASH EQUIVALENTS

    American Crystal considers financial instruments purchased with a maturity of three months or less to be cash equivalents. American Crystal places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the applicable insurance limit.

    RECEIVABLES

    American Crystal grants credit, individually and through its marketing cooperatives, to its customers, which are primarily companies in the food processing industry located throughout the United States. Ongoing credit evaluations of customers' financial condition are performed and the Company maintains a reserve for potential credit losses. The Company has a major customer that accounted for approximately 10 percent of gross sugar sales for the year ended August 31, 1998. Accounts receivable from this customer totaled approximately 12 percent of total receivables as of August 31, 1998.

    INVENTORIES

    Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value. Maintenance parts and supplies and beet seed inventories are valued at the lower of average cost or market.

    PROPERTY, EQUIPMENT AND DEPRECIATION

    Property and equipment are recorded at cost. Indirect costs and construction period interest are capitalized as a component of the cost of qualified assets. Property and equipment are depreciated for financial reporting purposes principally using straight-line and declining-balance methods with estimated useful lives ranging from 3 to 45 years. Statutory lives and methods are used for income tax reporting purposes.

    Indirect costs capitalized were $1.3 million, $1.1 million and $1.0 million in 1998, 1997 and 1996, respectively. Construction period interest capitalized was $3.9 million, $2.6 million and $3.8 million in 1998, 1997 and 1996, respectively.

    INVESTMENTS

    Investments in the Banks for Cooperatives are stated at cost plus unredeemed patronage refunds received in the form of capital stock. Investments in marketing cooperatives, ProGold Limited Liability Company (ProGold) and Crystech, LLC (Crystech) are accounted for using the equity method. The net

                         AMERICAN CRYSTAL SUGAR COMPANY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) capitalized interest related to the investment in ProGold totaled $1.1 million and $3.1 million for the years ended August 31, 1997 and 1996, respectively. The net capitalized interest in Crystech totaled $29,000 for the year ended August 31, 1998.

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

                                                                       SHARES     SHARES ISSUED
                                                          PAR VALUE  AUTHORIZED   & OUTSTANDING
                                                          ---------  -----------  --------------
Preferred Stock:
  August 31, 1998.......................................  $   76.77     600,000        498,570
  August 31, 1997.......................................  $   76.77     600,000        436,915
  August 31, 1996.......................................  $   76.77     600,000        415,255

Common Stock:
  August 31, 1998.......................................  $   10.00       4,000          2,835
  August 31, 1997.......................................  $   10.00       4,000          2,585
  August 31, 1996.......................................  $   10.00       4,000          2,444

    UNIT RETAINS--The bylaws authorize American Crystal's board of directors to require additional direct capital investments by members in the form of a variable unit retain per ton of up to a maximum of 10% of the weighted average gross per ton beet payment. American Crystal has a policy whereby the Company refunds, to the entity legally entitled thereto, the unit retains attributable to a deceased or totally and permanently disabled former shareholder.

    RETAINED EARNINGS--Retained earnings represent the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes from the years prior to 1996. The non-member net loss was $9.7 million, $18.1 million and $.4 million in 1998, 1997 and 1996, respectively.

    STOCK OFFERING

    On July 23, 1997, the Board of Directors authorized an offer of up to 61,500 shares of Preferred Stock, $76.77 par value and up to 500 shares of Common Stock, $10.00 par value for sale at $1,500.00 per share and $10.00 per share, respectively, to sugarbeet farm operators in the territory in which the Company is engaged in business. The filings with the Securities and Exchange Commission and the North Dakota Securities Commission became effective in November, 1997. The Company sold all of the 61,500 shares of preferred stock offered. The shares of Preferred Stock offered equal approximately 13.7% of preferred shares outstanding on July 25, 1997. The Company received approximately $56.0 million from the sale of

                         AMERICAN CRYSTAL SUGAR COMPANY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) stock during the year ended August 31, 1998, with the remaining installment amounts to be received over the next six years.

    INTEREST EXPENSE, NET

    American Crystal earns patronage dividends from the Banks for Cooperatives based on American Crystal's share of the net income earned by the banks. These patronage dividends are applied against interest expense.

    INCOME TAXES

    American Crystal is a non-exempt cooperative for federal income tax purposes. As such, American Crystal is subject to corporate income taxes on its net income from non-member sources. The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting. Total income tax payments (refunds) were $106,000, $(4,000) and $(139,000), in the years ended August 31, 1998, 1997 and 1996, respectively.

    As of August 31, 1998, American Crystal had accumulated approximately $29.0 million of net operating loss carryforwards. The majority of the net operating loss carryforwards expire in 2012. American Crystal has provided a valuation allowance for the entire balance of the deferred tax asset related to the loss carryforwards.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 financial statement presentation.

(2) INVENTORIES:

    The major components of inventories are as follows:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Refined Sugar, Pulp, Molasses, other Agri-Products and Beet Seed......  $  123,628  $  115,026
Corn..................................................................      --           3,758
Maintenance Parts and Supplies........................................      18,754      21,273
                                                                        ----------  ----------
Total Inventories.....................................................  $  142,382  $  140,057
                                                                        ----------  ----------
                                                                        ----------  ----------

                         AMERICAN CRYSTAL SUGAR COMPANY

(3) INVESTMENTS IN MARKETING COOPERATIVES:

    American Crystal has a 65% ownership interest in United Sugars Corporation (United). The investment is accounted for using the equity method. All sugar products produced are sold by United as an agent for American Crystal. The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year. The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United. American Crystal had outstanding advances to United of $19.2 million and $11.9 million as of August 31, 1998 and 1997, respectively. American Crystal provides administrative services for United and is reimbursed for costs incurred. American Crystal was reimbursed $1.1 million, $.7 million and $.7 million for services provided during 1998, 1997 and 1996, respectively.

    American Crystal has a 33 1/3% ownership interest in Midwest Agri-Commodities Company (Midwest). The investment is accounted for using the equity method. All beet pulp, molasses and agri-products produced are sold by Midwest as an agent for American Crystal. The amount of sales and related costs to be recognized by each owner is allocated based on its pro rata share of production for each product for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. American Crystal had outstanding advances to Midwest of $5.0 million and $2.3 million as of August 31, 1998 and 1997, respectively. The owners are guarantors of the short-term line of credit Midwest has with the St. Paul Bank for Cooperatives. As of August 31, 1998, Midwest had outstanding short-term debt with the St. Paul Bank for Cooperatives of $2.4 million, of which $1.7 million was guaranteed by American Crystal.

(4) PROGOLD LIMITED LIABILITY COMPANY:

    American Crystal has a 46% ownership interest in ProGold Limited Liability Company (ProGold). On November 1, 1997, ProGold signed an agreement to lease substantially all of its assets to Cargill, Incorporated. Under the terms of this operating lease, Cargill, Incorporated manages all aspects of the operations of the ProGold corn wet-milling plant. Following is summary financial information for ProGold.

                         AMERICAN CRYSTAL SUGAR COMPANY

(4) PROGOLD LIMITED LIABILITY COMPANY: (CONTINUED)
SUMMARY INFORMATION (IN THOUSANDS)

                                                                                       1998
                                                                                    ----------
Current Assets....................................................................  $    2,661
Long-Term Assets..................................................................     230,655
                                                                                    ----------
  Total Assets....................................................................  $  233,316
                                                                                    ----------
                                                                                    ----------
Current Liabilities...............................................................  $   12,759
Long-Term Liabilities.............................................................     152,608
                                                                                    ----------
  Total Liabilities...............................................................     165,367
Equity............................................................................      67,949
                                                                                    ----------
Total Liabilities and Equity......................................................  $  233,316
                                                                                    ----------
                                                                                    ----------
Rental Revenue on Operating Lease.................................................  $   23,055
Expenses from Continuing Operations...............................................      19,824
                                                                                    ----------
Income from Continuing Operations.................................................       3,231
Loss from Discontinued Operations.................................................     (11,942)
                                                                                    ----------
Net (Loss)........................................................................  $   (8,711)
                                                                                    ----------
                                                                                    ----------

(5) CRYSTECH, LLC:

    On May 28, 1998, the Company entered into an agreement with Newcourt Capital U.S.A., Inc. to form a joint venture (special purpose) entity, Crystech, LLC (Crystech). Crystech was formed to acquire, construct, finance, operate and maintain a molasses desugarization facility at the Company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company acquired an initial 50% ownership interest in Crystech through a $1.5 million cash contribution. The Company accounts for its investment in the joint venture using the equity method.

    As of August 31, 1998, the Company had an outstanding note receivable from Crystech totaling $3.7 million. The note is subordinate to long-term debt of Crystech totaling $23.0 million as of August 31, 1998. The note bears interest at the rate of 7.62%. Interest income related to this note totaled $70,000 during 1998. Equal quarterly payments of principal on the note begin at the earlier of April 30, 2000, or provisional acceptance (when 90% of expected plant performance is reached), but no later than October 31, 2000. American Crystal has agreed to provide $13.9 million of subordinated debt to Crystech. Payments are to be made each quarter in 28 installments of $496,607 for the subordinated debt. Subsequent quarterly principal payments are due on the following dates annually: March 1, June 1, September 1 and December 1. As of August 31, 1998, the Company also had an outstanding receivable of $1.4 million relating to expenses paid on behalf of Crystech.

    The Company has a 12-year tolling services agreement with Crystech whereby upon completion of construction, the Company pays for tolling services for processing beet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company. The tolling agreement may be terminated by the Company if the specified plant performance is not achieved.

                         AMERICAN CRYSTAL SUGAR COMPANY

(6) LONG-TERM AND SHORT-TERM DEBT:

    The long-term debt outstanding as of August 31, 1998 and 1997, is summarized below:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Term Loans from the St. Paul Bank for Cooperatives, Due in Varying
  Amounts through 2008, Interest at 6.20% to 8.50%, with Senior Lien on Substantially all Non-Current Assets.............................  $  155,300  $  172,300
Term Loans from Insurance Companies, Due in Varying Amounts From 2018 through 2028, Interest at 7.32% to 7.42%, with Senior Lien on
  Substantially all Non-Current Assets................................      10,000      --
Term Loans from US Bank, Minneapolis, Due in Equal Amounts through
  2002, Interest at 8.25%, unsecured..................................       4,000       5,000
Term Loan from the Bank of North Dakota, Due in Equal Amounts through
  2009, Interest at 6.34%, unsecured..................................       8,800       9,600
Pollution Control and Industrial Development Revenue Bonds, Due in
  Varying Amounts through 2018, Interest at 3.67% to 8.00%,
  substantially secured by letters of credit..........................      34,395      17,700
                                                                        ----------  ----------
                                                                           212,495     204,600
Less Current Maturities...............................................     (17,800)    (17,800)
                                                                        ----------  ----------
Total Long-Term Debt..................................................  $  194,695  $  186,800
                                                                        ----------  ----------
                                                                        ----------  ----------

    Aggregate maturities of long-term debt are as follows (in thousands):

1999..............................................................  $  17,800
2000..............................................................     18,915
2001..............................................................     18,925
2002..............................................................     18,930
2003..............................................................     18,940
Thereafter........................................................    118,985
                                                                    ---------
  Total...........................................................  $ 212,495
                                                                    ---------
                                                                    ---------

    Subsequent to August 31, 1998, $50.0 million of long-term debt was borrowed from a group of insurance companies. The long-term debt has maturities from 2018 through 2028 at interest rates from 7.32% to 7.42%. The proceeds were used to repay short-term debt in September 1998. As of August 31, 1998, $10.0 million of short-term debt was reclassified as long-term debt.

    As of August 31, 1998, the unused portion of the term loan line of credit with the St. Paul Bank for Cooperatives was $36.0 million. The undrawn amount of cash relating to the Pollution Control and Industrial Development Revenue bonds was $.4 million.

    During the year ended August 31, 1998, American Crystal borrowed from the St. Paul Bank for Cooperatives and issued commercial paper to meet its short-term borrowing requirements. American Crystal had outstanding short-term commercial paper debt of $69.3 million and St. Paul Bank for

                         AMERICAN CRYSTAL SUGAR COMPANY

(6) LONG-TERM AND SHORT-TERM DEBT: (CONTINUED)
Cooperatives seasonal loans of $47.0 million as of August 31, 1998. During the year ended August 31, 1998, American Crystal had available short-term lines of credit totaling $280.0 million.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1998 and 1997, follow:

                                                                        1998        1997
                                                                     ----------  ----------
                                                                      (IN THOUSANDS EXCEPT
                                                                        INTEREST RATES)
Maximum Borrowings.................................................  $  218,265  $  230,000
                                                                     ----------  ----------
                                                                     ----------  ----------
Average Borrowing Levels...........................................  $  147,703  $  113,227
                                                                     ----------  ----------
                                                                     ----------  ----------
Average Interest Rates.............................................        6.07%       6.06%
                                                                     ----------  ----------
                                                                     ----------  ----------

    The terms of the loan agreements with the St. Paul Bank for Cooperatives contain certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members' investment; current ratio; level of term debt to net funds generated; and investment in bank stock in amounts prescribed by the bank. Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company's seasonal and long-term financing. As of August 31, 1998, American Crystal was in compliance with the terms of the loan agreements.

    Interest paid was $19.7 million, $21.6 million and $16.1 million for the years ended August 31, 1998, 1997 and 1996, respectively.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of financial instruments is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company's financial instruments.

    Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    LONG-TERM DEBT--Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value.

    INVESTMENTS IN BANKS FOR COOPERATIVES, INVESTMENTS IN MARKETING COOPERATIVES, INVESTMENT IN PROGOLD LIMITED LIABILITY COMPANY AND INVESTMENT IN CRYSTECH, LLC--American Crystal believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interest, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

                         AMERICAN CRYSTAL SUGAR COMPANY

(8) EMPLOYEE BENEFIT PLANS:

COMPANY-SPONSORED DEFINED BENEFIT PENSION PLANS

    Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan. Plan A (non-union employees) and Plan B (union employees) are defined benefit, non-contributory plans. The plans provide for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

    The assets of the plans are held by a bank and trust company. American Crystal's funding policy for Plan A is to contribute the normal cost of the plan determined under the entry age normal actuarial cost method, plus amounts necessary to amortize changes over 30 years. The funding policy for Plan B is to contribute the minimum required amount determined under the frozen initial liability actuarial cost method. The actuarial assumptions are shown below:

                                               1998   1997   1996
                                               ----   ----   ----
Discount Rate................................  7.0%   7.5%   7.5%
Compensation Rate Increase (Plan A Only).....  5.0%   5.0%   5.0%
Rate of Return...............................  9.0%   9.0%   9.0%

    The Company also has a non-qualified Supplemental Executive Retirement Plan for certain employees. The plan is unfunded and provides for vesting after 5 years of service with benefits for early retirement, normal retirement and disability or death.

    The plans' status as of August 31, 1998, 1997 and 1996, is shown below:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Normal Service Cost..........................................  $   1,627  $   1,545  $   1,366
Interest Cost on Projected Benefit Obligation................      4,305      4,066      3,718
Return on Plan Assets........................................     (9,292)    (5,561)    (7,414)
Multiple Employer Adjustment.................................        (38)       (34)       (17)
Net Amortization (Deferral)..................................      5,208      2,078      4,739
                                                               ---------  ---------  ---------
Net Pension Expense..........................................  $   1,810  $   2,094  $   2,392
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Actuarial Present Value of Benefit Obligations:
  Estimated Present Value of Vested Benefits.................  $  50,743  $  46,359  $  44,933
  Estimated Present Value of Non-Vested Benefits.............      4,398      5,758      3,368
                                                               ---------  ---------  ---------
Accumulated Benefit Obligation...............................     55,141     52,117     48,301
Value of Future Pay Increases................................      7,852      6,667      7,239
                                                               ---------  ---------  ---------
Projected Benefit Obligation.................................     62,993     58,784     55,540
Estimated Market Value of Plan Assets........................     55,951     49,058     43,853
                                                               ---------  ---------  ---------
Projected Benefit Obligation in Excess of Plan Assets........      7,042      9,726     11,687
Unrecognized Net Costs.......................................     (9,371)   (12,331)   (14,407)
Unrecognized Net Assets......................................      1,457      1,753      2,049
Minimum Pension Liability Adjustment.........................      4,398      6,350      6,872
                                                               ---------  ---------  ---------
Net Pension Liability........................................  $   3,526  $   5,498  $   6,201
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                         AMERICAN CRYSTAL SUGAR COMPANY

(8) EMPLOYEE BENEFIT PLANS: (CONTINUED)
    As required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," American Crystal has recognized, as of August 31, 1998, a minimum pension liability of $4.4 million, an intangible pension asset of $2.1 million and a direct equity reduction of $2.3 million.

LONG-TERM INCENTIVE PLAN

    The Long-Term Incentive Plan provides deferred compensation to certain key executives of American Crystal Sugar Company. The Plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the Plan, the value of which is related to the value of preferred shares of the Company. As of August 31, 1998, there were 234 rights issued which were 100% vested.

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS OTHER THAN PENSIONS

    American Crystal Sugar Company has a medical plan and a Medicare supplement plan which are available to substantially all American Crystal retirees. American Crystal also has a medical plan that covers disabled employees who have not attained retirement age. The costs of these plans are paid by the Company.

    The rates used in determining the actuarial present value of the accumulated other post-retirement and postemployment benefit (OPEB) obligations are in the following table:

                                                                     1998        1997         1996
                                                                  ----------  -----------  -----------
Discount Rate...................................................       7.00%       7.50%        7.50%
Increase in Future Health Cost..................................       8.25%      10.50%        9.75%
Health Care Trend Rate..........................................       5.50%       5.50%        5.50%

    The components of accumulated OPEB obligations and the periodic OPEB costs are set forth in the following table. If the health care cost trend rate was increased by one percentage point for each year,

                         AMERICAN CRYSTAL SUGAR COMPANY

(8) EMPLOYEE BENEFIT PLANS: (CONTINUED)
OPEB expense would have increased approximately $323,950 in 1998, and the actuarial present value of accumulated OPEB obligations at August 31, 1998, would have increased approximately $2.2 million.

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Actuarial Present Value of Accumulated OPEB Obligations:
  Retiree Benefits...........................................  $   3,483  $   4,314  $   3,552
  Other Fully Eligible Active Plan Participants..............      2,346      2,690      2,295
  Other Active Plan Participants.............................      8,573      9,383      7,186
                                                               ---------  ---------  ---------
Present Value of Accumulated OPEB Obligations................     14,402     16,387     13,033
  Unrecognized Net Gain from Experience Different from
    Actuarial Assumptions....................................      2,922        462      1,255
                                                               ---------  ---------  ---------
  Total Accrued OPEB Obligation..............................     17,324     16,849     14,288
  Less Current Portion.......................................        544        643        831
                                                               ---------  ---------  ---------
    Non-Current Accrued OPEB Obligation......................  $  16,780  $  16,206  $  13,457
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Net Periodic OPEB Costs:
  Service Cost...............................................  $     618  $   1,199  $     903
  Interest Cost..............................................      1,086        917        742
  Amortization...............................................     --             (4)      (100)
                                                               ---------  ---------  ---------
Net Periodic OPEB Costs......................................  $   1,704  $   2,112  $   1,545
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

DEFINED CONTRIBUTION PLANS

    American Crystal also has qualified 401(k) plans for all eligible employees. The plans provide for immediate vesting of benefits. Participants contribute a percentage of their gross earnings each pay period as provided in the participation agreement. The Company matches the nonunion and union participants' contribution up to 4% and 1% respectively, of their gross earnings. The Company's contributions to these plans totaled $1.4 million, $1.1 million and $.9 million for the years ended August 31, 1998, 1997 and 1996, respectively.

(9) ENVIRONMENTAL MATTERS:

    American Crystal is subject to extensive federal and state environmental laws and regulations with respect to water pollution, discharge permits, air pollution, noise pollution and solid waste disposal. American Crystal conducts an ongoing pollution control program designed to meet these environmental laws and regulations. In June 1998, a dike failure occurred near the East Grand Forks, Minnesota factory. The Minnesota Pollution Control Agency has informed the Company that enforcement action will be taken. Management believes the outcome of the enforcement action should not have a material adverse effect on the Company's financial condition.

(10) COMMITMENTS AND CONTINGENCIES:

    American Crystal had outstanding letters of credit totaling $34.9 million as of August 31, 1998.

                         AMERICAN CRYSTAL SUGAR COMPANY

(10) COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    American Crystal is subject to various lawsuits and claims that arise in the ordinary course of its business. Management believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition.

    American Crystal has outstanding commitments totaling $27.1 million as of August 31, 1998, for consulting services, equipment and construction contracts related to various capital projects.

                               INDEX TO EXHIBITS

  EXHIBITS                                                                                                      PAGE
------------                                                                                                    -----
       *3(i)  Restated Articles of Incorporation of American Crystal Sugar Company.........................

      **3(ii) Restated By-laws of American Crystal Sugar Company...........................................

     **10(f)  Growers' Contract (5-year Agreement).........................................................

      *10(g)  Growers' Contract (Annual Contract)..........................................................

      *10(h)  Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 1,
                1986.......................................................................................

      *10(i)  Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 1, 1986.......................................................................

      *10(j)  Beet Loading and Hauling Agreement between Registrant and Transystems, Inc., dated May 18,
                1993.......................................................................................

      *10(k)  Form of Uniform Member Marketing Agreement between Registrant and United Sugars Corporation, dated January 1, 1994......................................................................

      *10(l)  Trademark License Agreement between Registrant and United Sugars Corporation, dated November
                1, 1993....................................................................................

      *10(m)  Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest
                Agri-Commodities Company, dated April 14, 1992.............................................

      *10(n)  Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency.....

      *10(o)  Master Agreement between Registrant, United Sugars Corporation, American Federation of Grain
                Millers, AFL-CIO, CLC, et al...............................................................

      *10(p)  Loan Agreement between Registrant and St. Paul Bank for Cooperatives, dated December 20,
                1993.......................................................................................

      *10(q)  Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated November 22, 1993....................................................................

      *10(r)  Pension Contract and Amendments..............................................................

      *10(s)  Compensation, Severance and Loan Agreement with Mr. J. Famalette, dated March 2, 1992........

      *10(t)  Compensation and Loan Agreement with Mr. J. Famalette, dated October 1, 1993.................

      *10(u)  Form of Operating Agreement between Registrant and ProGold Limited Liability Company.........

      *10(v)  Form of Member Control Agreement between Registrant and ProGold Limited Liability Company....

      *10(w)  Administrative Services Agreement between Registrant and ProGold Limited Liability Company...

      *10(x)  Uniform Member Marketing Agreement...........................................................

    **+10(y)  Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25,
                1995.......................................................................................

    **+10(z)  Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995......................................................................

  EXHIBITS                                                                                                      PAGE
------------                                                                                                    -----
    **+10(aa) Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March
                20, 1996...................................................................................

     **10(bb) Employment Agreement with Mr. Daniel McCarty, dated as of April 8, 1996......................

    ***10(cc) Amendment to Employment Agreement with Mr. Daniel McCarty, dated as of July, 1997............

   ***+10(dd) Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April
                9, 1997....................................................................................

       10(ee) Pledge Agreement between Registrant and First Union Trust Company, NA........................

       10(ff) Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech
                Senior Lender Trust........................................................................

       10(gg) Tolling Services Agreement between Crystech, LLC and Registrant..............................

       10(hh) Operations and Maintenance Agreement between Crystech, LLC and Registrant....................

     ++10(ii) Limited Liability Company Agreement of Crystech, LLC.........................................

       27     Financial Data Schedule......................................................................

------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

** Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

*** Incorporated by reference from the Company's Registration Statement on Form
    S-1 (File No. 333-32251), declared effective October 24, 1997.

+ Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

++ Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.