Form 10-Q
period 1998-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1999-01-07
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------
                                    FORM 10-Q
                           ---------------------------



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1998

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

               YES   X                                NO
                  -------                               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
         CLASS OF COMMON STOCK                     JANUARY 5, 1999
         ---------------------                     ---------------
             $10 PAR VALUE                               2,837

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


                         AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS

                                                                  November 30
                                                  ----------------------------------------       August 31,
                                                          1998                 1997                 1998
                                                  --------------------  ------------------   ------------------
Current Assets:                                                                                *
 Cash and Cash Equivalents                         $                43  $              587   $               41
 Accounts Receivable:
  Trade                                                         58,944              60,611               53,874
  Members                                                        1,837                 827                2,558
  Other                                                            927               4,612                2,801
 Advances to Related Parties                                    18,752              13,786               26,402
 Inventories                                                   478,103             421,412              142,382
 Prepaid Expenses                                                3,041               2,418                3,079
                                                  --------------------  ------------------   ------------------
Total Current Assets                                           561,647             504,253              231,137
                                                  --------------------  ------------------   ------------------

Property and Equipment:
 Land                                                           14,277              13,101               13,818
 Buildings and Equipment                                       672,700             639,409              664,453
 Construction-in-Progress                                      115,156              50,552              112,470
 Less: Accumulated Depreciation                               (445,620)           (420,121)            (438,801)
                                                  --------------------  ------------------   ------------------
Net Property and Equipment                                     356,513             282,941              351,940
                                                  --------------------  ------------------   ------------------

Other Assets:
 Investments in Banks for Cooperatives                          15,874              14,546               15,890
 Investments in Marketing Cooperatives                           2,855               1,678                2,197
 Investment in ProGold LLC                                      35,110              36,225               35,172
 Investment in Crystech                                          1,574                   0                1,574
 Other Assets                                                   11,413               5,990                8,550
                                                  --------------------  ------------------   ------------------
Total Other Assets                                              66,826              58,439               63,383
                                                  --------------------  ------------------   ------------------
Total Assets                                       $           984,986  $          845,633   $          646,460
                                                  ====================  ==================   ==================

* Derived from audited financial statements.

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)


                      LIABILITIES AND MEMBERS' INVESTMENTS

                                                                   November 30
                                                    ---------------------------------------        August 31,
                                                            1998                 1997                 1998
                                                    -------------------  ------------------   ------------------
Current Liabilities:                                                                            *
 Short-Term Debt                                    $           240,369  $          165,000   $          116,322
 Current Maturities of Long-Term Debt                            18,800              18,800               17,800
 Accounts Payable:
  Trade                                                           7,674              12,400               31,421
  Other                                                           6,304              18,382                4,710
 Accrued Continuing Costs                                        24,002              15,721                    -
 Other Current Liabilities                                       15,457              14,877               16,112
 Amounts Due Members                                            190,167             181,629               14,415
                                                    -------------------  ------------------   ------------------
Total Current Liabilities                                       502,773             426,809              200,780
Long-Term Debt, Excluding Current
 Maturities                                                     233,695             185,800              194,695
Deferred Income Taxes                                             1,753               1,540                1,753
Other Liabilities                                                24,917              24,884               24,389
                                                    -------------------  ------------------   ------------------
Total Liabilities                                               763,138             639,033              421,617
                                                    -------------------  ------------------   ------------------

Members' Investments (Note 4):
 Preferred Stock                                                 38,275              37,747               38,275
 Common Stock                                                        28                  26                   28
 Additional Paid-in Capital                                     119,386             104,849              116,183
 Unit Retains                                                    95,693              97,516              105,850
 Pension Liability Adjustment                                    (2,259)             (4,131)              (2,259)
 Retained Earnings                                              (29,275)            (29,407)             (33,234)
                                                    -------------------  ------------------   ------------------
Total Members' Investments                                      221,848             206,600              224,843
                                                    -------------------  ------------------   ------------------
Total Liabilities and Members'
 Investments                                        $           984,986  $          845,633   $          646,460
                                                    ===================  ==================   ==================

* Derived from audited financial statements.

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                             Statement of Operations
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            For the Three Months Ended
                                                                    November 30
                                                   ------------------------------------------
                                                             1998                1997
                                                   -------------------- ---------------------
Net Revenue                                        $            195,673 $            179,169
Cost of Product Sold                                              1,914               14,650
                                                   -------------------- ---------------------

Gross Proceeds                                                  193,759              164,519
Selling, General & Administrative
 Expenses                                                        44,274               39,584
Accrued Continuing Costs                                         24,002               15,721
                                                   -------------------- ---------------------

Operating Proceeds                                              125,483              109,214
                                                   -------------------- ---------------------
Other Income (Expenses)
 Interest Income                                                    279                  386
 Interest Expense                                                (4,609)              (2,991)
 Other Income (Loss)                                              4,379                   55
 Other Expenses                                                     (22)              (5,538)
                                                   -------------------- ---------------------
Other Income (Expense)                                               27               (8,088)
                                                   -------------------- ---------------------

Proceeds before Income Taxes                                    125,510              101,126
Income Taxes Provision/Benefit                                        -                    -
                                                   -------------------- ---------------------
Net Proceeds Resulting from
 Member and Non-Member Business                    $            125,510 $            101,126
                                                   ==================== =====================

Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Non-Member Business Income/(Loss)                               3,959               (5,852)
  Unit Retains Declared to Members                                   -                    -
                                                   -------------------- ---------------------

Net Credit/(Charge) to Members'
 Investments                                                      3,959               (5,852)
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                                                       121,551              106,978
                                                   -------------------- ---------------------

Total                                              $            125,510 $            101,126
                                                   ==================== =====================

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars In Thousands)

                                                                               Three Months Ended
                                                                                  November 30
                                                                   ---------------------------------------
                                                                           1998                 1997
                                                                   -------------------  -------------------
Cash Provided By (Used In) Operations:
 Net Proceeds Resulting from Member and Non-
  Member Business                                                  $           125,510  $           101,126
 Payments to/due Members for Sugarbeets,
  Including Unit Retains                                                      (121,551)            (106,978)
 Add/(Deduct) Noncash Items:
  Depreciation and Amortization                                                  6,837                6,929
  Loss on Investment Activities                                                      2                5,494
  (Gain)/loss on the Disposition of Property
   and Equipment                                                                  (19)                  (4)
  Noncash Portion of Patronage Dividend from
   Banks for Cooperatives                                                           16                    0
  Deferred Gain Recognition                                                        (50)                 (52)
 Changes in Assets and Liabilities
  Accounts Receivable                                                           (2,475)               3,365
  Inventories                                                                 (335,721)            (281,355)
  Prepaid Expenses                                                                  38                  474
  Advances to Related Parties                                                    7,650                1,278
  Accounts Payable                                                             (22,153)               4,884
  Other Liabilities                                                             23,876               16,058
  Amount Due Growers                                                           175,752              115,474
                                                                   -------------------  -------------------
Net Cash Used In Operations                                                   (142,288)            (133,307)
                                                                   -------------------  -------------------
Cash Provided By (Used In) Investing Activities:
 Purchases of Property and Equipment                                           (11,393)             (10,352)
 Proceeds from the Sale of Property and Equipment                                   19                    4
 Investment in Banks for Cooperatives                                               (0)                  22
 Investment in Marketing Cooperatives                                            (607)                   24
 Investment in ProGold LLC                                                          60                1,288
 Changes in Other Assets                                                        (2,882)              (2,207)
                                                                   -------------------  -------------------
Net Cash Used In Investing Activities                                          (14,803)             (11,221)
                                                                   -------------------  -------------------
Cash Provided by Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt                                    124,047               97,040
 Proceeds from Long-Term Debt                                                   40,000                    0
 Changes in Preferred Stock                                                          0                4,205
 Changes in Additional Paid-In Capital                                           3,203               40,253
 Payment of Unit Retains                                                       (10,157)              (7,934)
                                                                   -------------------  -------------------
Net Cash Provided by Financing Activities                                      157,093              133,564
                                                                   -------------------  -------------------
Decrease in Cash and Cash Equivalents                                                2              (10,964)
Cash and Cash Equivalents Beginning of Period                                       41               11,551
                                                                   -------------------  -------------------

Cash and Cash Equivalents End of Period                            $                43  $               587
                                                                   ===================  ===================

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997


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

The operating results for the three month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999.

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

These financial statements should be read in conjunction with the financial statements and notes included in the company's annual report for the year ended August 31, 1998.

NOTE 2:  INVENTORIES

         The major components of inventories are as follows (In Thousands):

                                                        11/30/98        11/30/97        8/31/98
                                                        --------        --------       --------
            Refined Sugar, Pulp, Molasses,
               CSB and Beet Seed                        $170,175        $149,433       $123,628
            Unprocessed Sugarbeets                       289,472         251,415              -
            Maintenance Parts & Supplies                  18,456          20,564         18,754
                                                        --------        --------       --------
            Total Inventories                           $478,103        $421,412       $142,382
                                                        ========        ========       ========

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

NOTE 4:  MEMBERS' INVESTMENTS

                                                      Shares          Shares Issued
                                 Par Value          Authorized        & Outstanding
                                 ---------          ----------        ------------
Preferred Stock:
  January 5, 1999 .              $   76.77           600,000              498,570
  November 30, 1998              $   76.77           600,000              498,570
  August 31, 1998 .              $   76.77           600,000              498,570
  November 30, 1997              $   76.77           600,000              491,689

Common Stock:
  January 5, 1999 .              $   10.00             4,000                2,837
  November 30, 1998              $   10.00             4,000                2,834
  August 31, 1998 .              $   10.00             4,000                2,835
  November 30, 1997              $   10.00             4,000                2,585

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE THREE AND THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

Revenue for the three months ended November 30, 1998, was $195.7 million, an increase of $16.5 million from 1997. Revenue from total sugar sales increased
8.6 percent reflecting an 11.4 percent increase in hundredweight sold partially offset by a 2.5 percent decrease in the average selling price per hundredweight. Revenue from pulp sales increased 25.0 percent due to a 82.1 percent increase in the volume of pulp sold partially offset by a 31.4 percent decrease in the average selling price per ton. Revenue from molasses sales increased 13.3 percent due to a 42.0 percent increase in the volume of molasses sold partially offset by a 20.2 percent decrease in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Produce (CSB), a by-product of the molasses desugarization process, decreased 14.6 percent due to a 15.7 percent decrease in the average selling price per ton partially offset by a 1.4 percent increase in sales volume.

Cost of product sold, exclusive of payments for sugarbeets, decreased $12.7 million. Direct processing costs for sugar and pulp increased 2.9 percent. Fixed and committed expenses increased 17.3 percent reflecting higher maintenance costs. The cost associated with sugar purchased to meet customer needs was up $.4 million due to the increase in purchased sugar activity in distant geographic markets.

Selling expenses increased $4.9 million due primarily to the increase in the volume of products sold. General and Administrative expenses decreased $.3 million due to a decrease in general administrative costs that consist mainly of decreased incentive compensation.

The increase in accrued continuing costs was due primarily to changes in sugar sales and production and the differences in the timing of incurring processing costs.

Interest expense increased due primarily to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in a gain of $4.0 million for the three months ended November 30, 1998 as compared to a loss of $5.9 million for the same period last year. The majority of this gain is related to the sale of beet seed assets to Betaseed Inc. (BETA), a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag.

American Crystal has made extensive efforts to become year 2000 compliant. Twenty-two months ago, a new computer software package (SAP) was installed which made most of the company-wide computer systems and its hardware compliant for the year 2000. This includes software for the financial applications such as accounts payable, accounts receivable and general ledger as well as costing, project accounting, sales and distribution, plant maintenance, and production planning. The payroll and human resources software has also been upgraded to be year 2000 compliant and will be running on hardware that is compliant by the end of 1998.

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

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of November 30, 1998, American Crystal was in compliance with its loan agreements.

The primary factor for the changes in American Crystal's financial condition for the three months ended November 30, 1998 was due to the 1998/1999 sugarbeet processing campaign. The cash used in operations of $142.3 million and investing activities of $14.8 million, was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $124.0 million, proceeds from long-term debt of $40.0 million and proceeds from the sale of stock of $3.2 million, partially offset by the payment of the unit retains of $10.2 million.

Working capital has increased $28.5 million from $30.4 million at the beginning of the year to $58.9 million as of November 30, 1998 primarily due to increased inventories, partially offset by increased short term and current maturities of long term debt. Working capital for the three months ended November 30, 1998 was $58.9 million, a decrease of $18.5 million compared to $77.4 million in the same period in 1997.

Capital expenditures for the three months ended November 30, 1998 were $11.4 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Hillsboro Factory District Meeting on November 9, 1998, an election of a Board of Director was held. Court Hanson who sought re-election received 91 of the 91 votes cast. His three-year term expires in December, 2001.

At the Drayton Factory District Meeting on November 10, 1998, an election of a Board of Director was held. Robert Vivatson who sought re-election received 147 of the 151 votes cast. His three-year term expires in December, 2001.

At the Crookston Factory District Meeting on November 11, 1998, an election of a Board of Director was held. No candidate received a majority of the votes cast on the first ballot, pursuant to the Company's election policy, a runoff election was conducted between the persons receiving the most votes on the first ballot. Jim Ross received 66 of the 105 votes cast in the runoff election. His three-year term expires in December, 2001. Mr. Ross replaces Barry Malme who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four (4) consecutive terms as a Director.

At the East Grand Forks Factory District Meeting on November 12, 1998, an election of a Board of Director was held. Steve Goodwin who sought re-election received 159 of the 170 votes cast. His three-year term expires in December, 2001.

At the Moorhead Factory District Meeting on November 13, 1998, an election of a Board of Director was held. David Kragnes who sought re-election received 131 of the 137 votes cast. His three-year term expires in December, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are included herein.

The Company did not file any reports on Form 8-K during the three months ended November 30, 1998.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            AMERICAN CRYSTAL SUGAR COMPANY
                                            ------------------------------
                                                      (REGISTRANT)




DATE:      JANUARY 5, 1999                  /s/ SAMUEL S. M. WAI
       ----------------------               -----------------------------
                                            SAMUEL S. M. WAI
                                            CORPORATE CONTROLLER
                                            DULY AUTHORIZED OFFICER