Form 10-Q
period 1999-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1999-04-08
CIK 4828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------
                                    FORM 10-Q
                          -----------------------------



               Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     FOR THE PERIOD ENDED FEBRUARY 28, 1999

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

                  YES     X             NO
                      ---------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             OUTSTANDING AT
         CLASS OF COMMON STOCK               APRIL 6, 1999
         ---------------------               --------------
             $10 PAR VALUE                        2,872

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN CRYSTAL SUGAR COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                  BALANCE SHEETS                                            1

                  STATEMENTS OF OPERATIONS                                  3

                  STATEMENTS OF CASH FLOWS                                  4

                  NOTES TO THE FINANCIAL STATEMENTS                         5

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                                   7

PART II  OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                         10

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          10



SIGNATURES                                                                  13

                        AMERICAN CRYSTAL SUGAR COMPANY
                                Balance Sheets
                                 (Unaudited)
                            (Dollars in Thousands)

                                    ASSETS

                                                          February 28                         August 31,
                                            -------------------------------------------   ----------------------
                                                    1999                   1998                    1998
                                            --------------------   --------------------   ----------------------
Current Assets:                                                                              *
 Cash and Cash Equivalents                   $                56    $                52    $                  41
 Accounts Receivable:
  Trade                                                   70,962                 52,794                   53,874
  Members                                                      1                     64                    2,558
  Other                                                      753                  2,929                    2,801
 Advances to Related Parties                              21,316                 20,922                   26,402
 Inventories                                             406,770                379,576                  142,382
 Prepaid Expenses                                          2,788                  3,113                    3,079
                                            --------------------   --------------------   ----------------------

Total Current Assets                                     502,646                459,450                  231,137
                                            --------------------   --------------------   ----------------------



Property and Equipment:
 Land                                                     14,277                 13,395                   13,818
 Buildings and Equipment                                 675,099                640,533                  664,453
 Construction-in-Progress                                127,991                 64,759                  112,470
 Less: Accumulated Depreciation                         (453,553)              (429,429)                (438,801)
                                            --------------------   --------------------   ----------------------

Net Property and Equipment                               363,814                289,258                  351,940
                                            --------------------   --------------------   ----------------------

Other Assets:
 Investments in Banks for Cooperatives                    15,858                 14,524                   15,890
 Investments in Marketing Cooperatives                     2,887                  2,481                    2,197
 Investment in ProGold LLC                                35,233                 34,156                   35,172
 Investment in Crystech                                    1,574                      0                    1,574
 Other Assets                                             12,854                  5,952                    8,550
                                            --------------------   --------------------   ----------------------

Total Other Assets                                        68,406                 57,113                   63,383
                                            --------------------   --------------------   ----------------------

Total Assets                                 $           934,866    $           805,821    $             646,460
                                            --------------------   --------------------   ----------------------
                                            --------------------   --------------------   ----------------------

* Derived from audited financial statements.
The accompanying notes are an integral part of these financial statements.

                        AMERICAN CRYSTAL SUGAR COMPANY
                                Balance Sheets
                                 (Unaudited)
                            (Dollars in Thousands)


                      LIABILITIES AND MEMBERS' INVESTMENTS

                                                                     February 28                   August 31,
                                                        ------------------------------------   -----------------
                                                               1999               1998                1998
                                                        -----------------  -----------------   -----------------
Current Liabilities:                                                                             *
 Short-Term Debt                                        $        225,010   $        162,000    $        116,322
 Current Maturities of Long-Term Debt                             18,800             18,800              17,800
 Accounts Payable:
  Trade                                                            7,829             12,278              31,421
  Other                                                            3,787              4,580               4,710
 Accrued Continuing Costs                                         45,785             25,354                   -
 Other Current Liabilities                                        17,067             16,968              16,112
 Amounts Due Members                                             131,568            157,187              14,415
                                                        -----------------  -----------------   -----------------

Total Current Liabilities                                        449,846            397,167             200,780
Long-Term Debt, Excluding Current
 Maturities                                                      232,795            168,000             194,695
Deferred Income Taxes                                              1,753              1,540               1,753
Other Liabilities                                                 26,135             25,311              24,389
                                                        -----------------  -----------------   -----------------

Total Liabilities                                                710,529            592,018             421,617
                                                        -----------------  -----------------   -----------------


Members' Investments (Note 4):
 Preferred Stock                                                  38,275             38,263              38,275
 Common Stock                                                         28                 27                  28
 Additional Paid-in Capital                                      122,666            111,959             116,183
 Unit Retains                                                     95,597             97,462             105,850
 Pension Liability Adjustment                                     (2,259)            (4,131)             (2,259)
 Retained Earnings                                               (29,970)           (29,777)            (33,234)
                                                        -----------------  -----------------   -----------------

Total Members' Investments                                       224,337            213,803             224,843
                                                        -----------------  -----------------   -----------------
Total Liabilities and Members'
 Investments                                            $        934,866   $        805,821    $        646,460
                                                        -----------------  -----------------   -----------------
                                                        -----------------  -----------------   -----------------

* Derived from audited financial statements.
The accompanying notes are an integral part of these financial statements.

                       AMERICAN CRYSTAL SUGAR COMPANY
                           Statement of Operations
                                  (Unaudited)
                            (Dollars in Thousands)

                                                            For the Six Months Ended                Three Months Ended
                                                                  February 28                           February 28
                                                        ---------------------------------    ----------------------------------
                                                             1999              1998               1999               1998
                                                        ---------------    --------------    ---------------    ---------------
Net Revenue                                             $      375,975     $     333,562     $      180,302     $      154,393
Cost of Product Sold                                           (11,911)          (14,463)           (13,825)           (29,113)
                                                        ---------------    --------------    ---------------    ---------------

Gross Proceeds                                                 387,886           348,025            194,127            183,506
Selling, General & Administrative
 Expenses                                                       85,707            71,264             41,433             31,680
Accrued Continuing Costs                                        45,785            25,354             21,783              9,633
                                                        ---------------    --------------    ---------------    ---------------

Operating Proceeds                                             256,394           251,407            130,911            142,193
                                                        ---------------    --------------    ---------------    ---------------

Other Income (Expenses)
 Interest Income                                                   438               337                159                (49)
 Interest Expense                                              (10,941)           (6,995)            (6,332)            (4,004)
 Other Income (Loss)                                             4,717               483                338                428
 Other Expenses                                                 (1,203)           (5,472)            (1,181)                66
                                                        ---------------    --------------    ---------------    ---------------
Other Income (Expense)                                          (6,989)          (11,647)            (7,016)            (3,559)
                                                        ---------------    --------------    ---------------    ---------------

Proceeds before Income Taxes                                   249,405           239,760            123,895            138,634
                                                        ---------------    --------------    ---------------    ---------------
Net Proceeds Resulting from
 Member and Non-Member Business                         $      249,405     $     239,760     $      123,895     $      138,634
                                                        ---------------    --------------    ---------------    ---------------
                                                        ---------------    --------------    ---------------    ---------------
Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Non-Member Business Income/(Loss)                              3,264            (6,222)              (695)              (370)
                                                        ---------------    --------------    ---------------    ---------------
Net Credit/(Charge) to Members'
 Investments                                                     3,264            (6,222)              (695)              (370)
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                                                      246,141           245,982            124,590            139,004
                                                        ---------------    --------------    ---------------    ---------------

Total                                                   $      249,405     $     239,760     $      123,895     $      138,634
                                                        ---------------    --------------    ---------------    ---------------
                                                        ---------------    --------------    ---------------    ---------------

The accompanying notes are an integral part of these financial statements.

                        AMERICAN CRYSTAL SUGAR COMPANY
                           Statements of Cash Flows
                                  (Unaudited)
                            (Dollars In Thousands)

                                                                            Six Months Ended
                                                                               February 28
                                                                   ------------------------------------
                                                                        1999                 1998
                                                                   ---------------       --------------
Cash Used for Operations:
 Net Proceeds Resulting from Member and Non-
  Member Business                                                   $     249,405         $    239,760
 Payments to/due Members for Sugarbeets,
  Including Unit Retains                                                 (246,141)            (245,982)
 Add/(Deduct) Noncash Items:
  Depreciation and Amortization                                            14,786               16,256
  Loss on Investment Activities                                              (181)               5,134
  (Gain)/loss on the Disposition of Property
   and Equipment                                                              (20)                (280)
  Noncash Portion of Patronage Dividend from
   Banks for Cooperatives                                                      33                    0
  Deferred Gain Recognition                                                  (100)                (104)
 Changes in Assets and Liabilities:
  Accounts Receivable                                                     (12,484)              13,628
  Inventories                                                            (264,388)            (239,519)
  Prepaid Expenses                                                            291                 (221)
  Advances to Related Parties                                               5,086               (5,857)
  Accounts Payable                                                        (24,516)              (9,040)
  Other Liabilites                                                         48,483               28,211
  Amount Due Growers                                                      117,153               91,032
                                                                   ---------------       --------------
Net Cash Used In Operations                                              (112,593)            (106,982)
                                                                   ---------------       --------------

Cash Used In Investing Activities:
 Purchases of Property and Equipment                                      (26,627)             (25,977)
 Proceeds from the Sale of Property and Equipment                              20                  280
 Investment in Banks for Cooperatives                                           0                   44
 Investment in Marketing Coops                                               (589)                (727)
 Investment in ProGold LLC                                                    120                3,718
 Changes in Other Assets                                                   (4,334)              (2,191)
                                                                   ---------------       --------------
Net Cash Used In Investing Activities                                     (31,410)             (24,853)
                                                                   ---------------       --------------

Cash Provided by Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt                               108,688               94,040
 Proceeds from Long-Term Debt                                              57,000                    0
 Long-Term Debt Repayment                                                 (17,900)             (17,800)
 Changes in Preferred Stock                                                     0                4,721
 Changes in Common Stock                                                        0                    1
 Changes in Additional Paid-In Capital                                      6,483               47,362
 Payment of Unit Retains                                                  (10,253)              (7,988)
                                                                   ---------------       --------------
Net Cash Provided by Financing Activities                                 144,018              120,336
                                                                   ---------------       --------------
Decrease in Cash and Cash Equivalents                                          15              (11,499)
Cash and Cash Equivalents Beginning of Period                                  41               11,551
                                                                   ---------------       --------------

Cash and Cash Equivalents End of Period                             $          56         $         52
                                                                   ---------------       --------------
                                                                   ---------------       --------------

The accompanying notes are an integral part of these financial statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

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

The operating results for the six month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999.

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

NOTE 2:  INVENTORIES

The major components of inventories are as follows (In Thousands):

                                                 2/28/99          2/28/98           8/31/98
                                              --------------    -------------     -------------
    Refined Sugar, Pulp, Molasses,
       CSB and Beet Seed                           $249,265         $241,625         $ 123,628
    Unprocessed Sugarbeets                          138,300          117,766                 -
    Maintenance Parts & Supplies                     19,205           20,185            18,754
                                              --------------    -------------     -------------
    Total Inventories                              $406,770         $379,576         $ 142,382
                                              --------------    -------------     -------------
                                              --------------    -------------     -------------

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

NOTE 4:  MEMBERS' INVESTMENTS

                                               Shares        Shares Issued
                                Par Value    Authorized      & Outstanding
                                ---------    ----------      -------------
Preferred Stock:
  April 6, 1999                    $76.77       600,000            498,570
  February 28, 1999                $76.77       600,000            498,570
  August 31, 1998                  $76.77       600,000            498,570
  February 28, 1998                $76.77       600,000            498,415

Common Stock:
  April 6, 1999                    $10.00         4,000              2,872
  February 28, 1999                $10.00         4,000              2,842
  August 31, 1998                  $10.00         4,000              2,835
  February 28, 1998                $10.00         4,000              2,655

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect," "anticipate," "believe," "may" and similar expressions. American Crystal's actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets, and the ability of American Crystal and third party suppliers and customers to successfully remediate year 2000 issues.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

Revenue for the six months ended February 28, 1999, was $376.0 million, an increase of $42.4 million from 1998. Revenue from total sugar sales increased
11.1 percent reflecting a 12.1 percent increase in hundredweights sold partially offset by a .9 percent decrease in the average selling price per hundredweight. Revenue from pulp sales increased 11.6 percent due to a 60.6 percent increase in the volume of pulp sold partially offset by a 30.5 percent decrease in the average selling price per ton. Revenue from molasses sales increased 12.0 percent due to a 52.0 percent increase in the volume of molasses sold partially offset by a 26.3 percent decrease in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 26.7 percent due to an 22.5 percent decrease in the volume of CSB sold and a 5.4 percent decrease in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, decreased $2.5 million. Direct processing costs for sugar and pulp increased 6.0 percent primarily due to the harvesting and processing of a larger crop. Fixed and committed expenses increased 2.0 percent reflecting higher maintenance costs. Changes in product inventory levels between 1999 and 1998, impacted the cost of product sold unfavorably by $24.9 million. The cost associated with sugar purchased to meet customer needs was down $.9 million due to the supply of our inventory.

Selling expenses increased $11.8 million due primarily to the increases in the volume of products sold. General and Administrative expenses increased $2.6 million due to an insurance claim received last year which reduced expenses in 1998.

The increase in accrued continuing costs was due primarily to changes in sugar sales and production, and differences in the timing of incurring processing costs.

Interest expense increased primarily due to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in a gain of $3.3 million for the six months ended February 28, 1999 as compared to the loss of $6.2 million for the same period last year. This gain is related to the sale of beet seed assets to Betaseed Inc., a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

Revenue for the three months ended February 28, 1999, was $180.3 million, an increase of $25.9 million from 1998. Revenue from total sugar sales increased
14.0 percent reflecting a 12.9 percent increase in hundredweights sold and a
1.0 percent increase in the average selling price per hundredweight. Revenue from pulp sales decreased 2.2 percent due to a 31.3 percent decrease in the average selling price per ton partially offset by a 42.4 percent increase in volume of pulp sold. Revenue from molasses sales increased 10.9 percent due to a 60.1 percent increase in the volume of molasses sold partially offset by a 30.7 percent decrease in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 38.7 percent due to a 51.7 percent decrease in sales volume partially offset by a 27.0 percent increase in average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets, decreased $15.2 million. Direct processing costs for sugar and pulp increased 8.6 percent primarily due to more tons sliced for this period. Fixed and committed expenses decreased 9.2 percent this year due to lower maintenance costs. Changes in product inventory levels between 1999 and 1998, impacted the cost of product sold unfavorably by $11.9 million. The cost associated with sugar purchased to meet customer needs was down $1.3 million due to the supply of our inventory.

Marketing expenses increased $6.9 million due to various cost increases this quarter. General and Administrative expenses were $2.9 million higher in 1999 due to reduced expense from an insurance claim in 1998.

The decrease in accrued continuing costs was due primarily to changes in sugar sales and production, differences in the timing of incurring processing costs.

Interest expense increased primarily due to higher average borrowing levels for short and long term debt this year.

Non-member activities resulted in a loss of $.7 million for the three months ended February 28, 1999 as compared to the loss of $.4 million for the same period last year.

Net payments to/due members for sugarbeets decreased by $14.4 million from $139.0 million for the second quarter of 1998, to $124.6 million for the same period in 1999. This decrease was due to a lower projected per ton beet payment this year partially offset by more tons harvested.

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

However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives ("Bank"). American Crystal has a short-term line of credit with the Bank in 1999 of $280 million.

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of February 28, 1999, American Crystal was in compliance with its loan agreements.

The primary factor for the changes in American Crystal's cash position for the six months ended February 28, 1999 was due to the 1998/1999 sugarbeet processing campaign. The cash used in operations of $112.6 million and investing activities of $31.4 million, was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $108.7 million, proceeds from long-term debt of $57.0 million and proceeds from the sale of stock of $6.5 million, partially offset by the payment of long-term debt of $17.9 million and the payment of the unit retains of $10.2 million.

Working capital has increased $22.5 million from $30.3 million at the beginning of the year to $52.8 million as of February 28, 1999 primarily due to increased inventories partially offset by higher short term debt and higher amounts due growers.

Capital expenditures for the six months ended February 28, 1999 were $26.6 million. These capital expenditures are a continuation of American Crystal's strategy of expanding capacity and improving operating efficiencies.

American Crystal anticipates that the funds necessary for the Bank's working capital requirements and future capital expenditures will be derived from depreciation, unit retains and long-term borrowing.

YEAR 2000 COMPUTER ISSUES

American Crystal has made extensive efforts to become year 2000 compliant. In February, 1996, a new computer software package (SAP) was installed which made most of the company-wide computer systems and its hardware compliant for the year 2000. This includes software for the financial applications such as accounts payable, accounts receivable and general ledger as well as costing, project accounting, sales and distribution, plant maintenance, and production planning. The payroll and human resources software has also been upgraded to be year 2000 compliant and running on hardware that is also year 2000 compliant.

Work has also been completed at the factories to ensure the systems and controls used in the day-to-day production of sugar will not be adversely effected by year 2000 problems.

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

Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company's suppliers and customers. The Company has begun contacting its significant suppliers and customers as part of its year 2000 compliance plan. The Company's goal is to identify any potential year 2000 compliance issues with the enterprises with whom the Company does business. Although the results of this effort indicate that many of the Company's customers and suppliers will be year 2000 compliant, the Company is currently unable to predict the magnitude of the operational and financial impact on the Company of year 2000 compliance issues with the Company's suppliers and customers. In the ordinary course of business, the Company keeps a supply of maintenance parts and supplies and stockpiles of coal, coke and limerock.

The Company expects to incur (and expense) up to $60,000 during the fiscal year which began on September 1, 1998 to resolve the remaining year 2000 compliance issues. The Company also expects to incur up to $148,000 during the current fiscal year for new software and hardware; those amounts will be capitalized.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) EXHIBITS

           *3(i) Restated Articles of Incorporation of American
                 Crystal Sugar Company

         **3(ii) Restated By-laws of American Crystal Sugar Company

         **10(a) Growers' Contract (5-year Agreement)

          *10(b) Growers' Contract (Annual Contract)

          *10(c) Coal Supply Agreement between Registrant and Spring Creek Coal
                 Company, dated August 1, 1986

          *10(d) Coal Transportation Agreement between Registrant and
                 Northern Coal Transportation Company, dated August 1, 1986

          *10(e) Beet Loading and Hauling Agreement between Registrant and
                 Transystems, Inc., dated May 18, 1993

          *10(f) Form of Uniform Member Marketing Agreement between Registrant and United Sugars Corporation, dated January 1, 1994

          *10(g) Trademark License Agreement between Registrant and United
                 Sugars Corporation, dated November 1, 1993

          *10(h) Uniform Member Marketing Agreement, Pool Basis between
                 Registrant and Midwest Agri-Commodities Company, dated
                 April 14, 1992

          *10(i) Stipulation Agreement between Registrant and State of
                 Minnesota Pollution Control Agency

          *10(j) Master Agreement between Registrant, United Sugars
                 Corporation, American Federation of Grain Millers, AFL-CIO,
                 CLC, et al

          *10(k) Loan Agreement between Registrant and St. Paul Bank for
                 Cooperatives, dated December 20, 1993

          *10(l) Amended and Restated Loan Agreement between Registrant and
                 First Bank National Association, dated November 22, 1993

          *10(m) Pension Contract and Amendments

          *10(n) Form of Operating Agreement between Registrant and ProGold
                 Limited Liability Company

          *10(o) Form of Member Control Agreement between Registrant and
                 ProGold Limited Liability Company

          *10(p) Administrative Services Agreement between Registrant and
                 ProGold Limited Liability Company

          *10(q) Uniform Member Marketing Agreement

        **+10(r) Coal Supply Agreement between Registrant and Spring Creek
                 Coal Company, dated August 25, 1995

        **+10(s) Coal Transportation Agreement between Registrant and
                 Northern Coal Transportation Company, dated August 25, 1995

        **+10(t) Gas Sales Contract between Registrant and Coastal Gas Marketing
                 Company, dated as of March 20, 1996

       ***+10(u) Trademark License Agreement between Registrant and The
                 Pillsbury Company, dated as of April 9, 1997

       ****10(v) Pledge Agreement between Registrant and First Union Trust
                 Company, N.A.

       ****10(w) Indemnity Agreement between Registrant, Newcourt Capital
                 USA Inc., Crystech, LLC and Crystech Senior Lender Trust

       ****10(x) Tolling Services Agreement between Crystech, LLC and Registrant

       ****10(y) Operations and Maintenance Agreement between Crystech, LLC and Registrant

     ****++10(z) Limited Liability Company Agreement of Crystech, LLC

          10(aa) Employee Agreement with James J.  Horvath

          27     Financial Data Schedule

               * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

               ** Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

               *** Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

               ****Incorporated by reference from to Company's Annual Report on Form 10-K for fiscal year ended August, 31, 1998.

               + Certain portions of the exhibit have been granted confidential treatment by the SEC. The omitted portions have been separately filed with the SEC.

               ++ Portions of the exhibit have been deleted and filed separately with the SEC pursuant to a request for confidential treatment.

        (b)    REPORTS ON FORM 10-K

               None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               AMERICAN CRYSTAL SUGAR COMPANY
                                           ------------------------------------
                                                         (REGISTRANT)



DATE:          APRIL 6, 1999               /s/   SAMUEL S.M. WAI
       ----------------------------        ------------------------------------
                                               SAMUEL S.M. WAI
                                               CORPORATE CONTROLLER
                                               (DULY AUTHORIZED OFFICER AND
                                               PRINCIPAL FINANCIAL OFFICER)

                              INDEX TO EXHIBITS

Exhibits
--------
10(aa)            Employee Agreement with James J. Horvath

27                Financial Data Schedule

                              EMPLOYMENT AGREEMENT

         THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into effective as of the 15th day of May, 1998 by and between American Crystal Sugar Company ("Company") and James J. Horvath ("Executive").

         WHEREAS, Company has named Executive as its President and Chief Executive Officer;

         WHEREAS, Executive has given faithful service to the Company and has agreed to serve as the President and Chief Executive Officer as an "at will" employee of the Company;

         WHEREAS, Executive is a participant in certain benefit plans, including but not limited to (i) Retirement Plan A, a plan qualified under
Section 401(a) of the Internal Revenue Code and which is maintained by Company (the "Pension Plan") and (ii) the Supplemental Executive Retirement Plan, a nonqualified supplemental retirement plan maintained by Company (the "SERP");

         WHEREAS, in consideration of Executive's service on behalf of the Company and acceptance of the position of President and Chief Executive Officer on an at will basis, the parties desire to provide for certain supplemental benefits to be made available to Executive and his spouse;

         WHEREAS, Company and Executive recognize that, in performing his past and anticipated future job-related duties and responsibilities, Executive has had, and will in the future have, extensive access to Company's confidential manufacturing, financial, accounting, human resources and marketing information; and has had, and will have, opportunities to cultivate valuable business relationships with Company's customers; and

         WHEREAS, Company desires to continue to employ Executive, and Executive desires to continue to be employed by Company, pursuant to the terms and conditions of this Agreement. It is understood that Executive will continue to be subject to the same policies, terms and conditions as those described in Company's employee handbook, other policies and employee benefit plans, except as otherwise specifically provided in this Agreement.

         NOW THEREFORE, in consideration of the foregoing and the mutual terms and conditions set forth herein, the parties agree as follows:

         1. TERM OF EMPLOYMENT. Company and Executive expressly agree that they have an "at will" employment relationship, which means that either party has the right to terminate the employment relationship at any time and for any reason, with or without cause. The reason for the termination, as set forth in Paragraph 6, will determine the amount of post-termination payments upon termination, as set forth in Paragraph 7.

         2. DUTIES. Effective May 15, 1998, Executive shall be employed in the capacity of, and shall hold the title of, President and Chief Executive Officer. Executive shall assume primary responsibility for his job titles, reporting responsibilities and duties which are assigned, and may be changed from time to time, by Company's Board of Directors, subject to the laws of the United States and the State of Minnesota, and subject to the terms and provisions of Company's Articles of Incorporation and Bylaws. Executive shall be responsible for providing Company with such technical or other expertise as is within the areas of Executive's knowledge and professional experience. Executive agrees to devote his full time, attention, effort and skill to the performance of his job duties.

         3. RELATIONSHIP BETWEEN PARTIES. The relationship between Company and Executive shall be that of employer and employee. Nothing contained herein shall be construed to give Executive any interest in the assets of Company. All of the records of any and all business ventures in which Company from time to time may become involved, and all of the records and files pertaining to Company's suppliers, licensors, licensees and customers are herein specifically acknowledged to be the property of Company and not that of Executive.

         4. COMPENSATION. As compensation for all of Executive's services under this Agreement, subject to the provisions of Paragraph 7, Company agrees to provide Executive the following compensation, reimbursements and benefits:

                  a. BASE SALARY. Company will pay Executive a gross base salary (the "Base Salary"), payable in accordance with Company's standard payroll practices and withholdings. Executive's initial gross Base Salary shall be based on an annual rate of $388,840 per year. The Base Salary shall be subject to annual performance review and adjustment by Company's Board of Directors.

                  b. INCENTIVE AWARDS. As additional compensation, Executive may be eligible to receive discretionary annual bonuses and/or long term incentive compensation ("Incentive Awards") pursuant to the terms and conditions of Company's short term (annual) bonus program and/or Company's Long Term Incentive Plan (jointly referred to as "Incentive Plans"). With reference to the Incentive Plans, the parties understand as follows:

                                   (i)   Executive's eligibility to receive
                  Incentive Awards will be determined by Company's Board of Directors, in its sole discretion;

                                   (ii) The Incentive Plans are as complete and accurate as Company can reasonably make them. However, they are not necessarily all-inclusive because circumstances which Company has not anticipated may arise. Company may interpret or vary from the Incentive Plans if, in its opinion, the circumstances warrant it;

                                   (iii) Company reserves the right to make any
                  changes at any time to the Incentive Plans by adding to, deleting from or otherwise amending any portion of them, with or without notice to Executive.

                                   (iv) Any questions regarding the computation of Incentive Awards under the Incentive Plans will be conclusively determined by Company's Board of Directors, pursuant to the terms and conditions of the Incentive Plans.

                  c. AUTOMOBILE. Company will provide Executive with the use of a Company automobile, pursuant to reasonable rules and conditions as established from time to time by the Company. Upon termination of employment, Executive shall be given the option of purchasing the automobile provided by the Company at its then fair market value.

                  d. BUSINESS EXPENSES. Company shall reimburse Executive for any and all ordinary, necessary and reasonable business expenses that Executive incurs in connection with the performance of Executive's duties under this Agreement, including entertainment, telephone, travel and miscellaneous expenses, provided that Executive obtains proper approval for such expenses pursuant to Company's practices and procedures and that Executive provides Company with documentation for such expenses in a form sufficient to sustain Company's deduction for such expenses under the Internal Revenue Code.

                  e. STANDARD BENEFITS. Except as otherwise provided in this Agreement, Company shall continue to provide Executive with the same time off pay (e.g., vacation), health, disability and life insurance coverage provided generally to other employees of Company, and to continued participation in Company's other employee benefit plans which are presently existing or which may be established in the future by Company for its employees. It is understood that no references in this Agreement to particular employee benefit plans established or maintained by Company are intended to change the terms and conditions of these plans or to preclude Company from amending or terminating any such benefit plans.

                  f. SUPPLEMENTAL PAYMENT RELATING TO MEDICAL AND DENTAL COVERAGE. Company agrees that in the event the Executive (1) incurs a termination of employment with the Company after reaching age 60 and is not discharged by the Company for "cause" (as such term is defined in Subparagraph 6(c) of this Agreement); (2) or incurs a termination of such employment on account of his "disability" (as such term is defined in Subparagraph 6(b) of this Agreement) or death, then in each such case it will make reimbursements to the Executive and his spouse pursuant to the following requirements:

                                   (i)    The Company shall reimburse the
                  Executive and his spouse for the cost of their continuing medical and dental coverage made available to the Executive and his spouse by the Company through health insurance continuation or otherwise from the date the Executive's employment is terminated with the Company through their respective deaths.

                                   (ii)   If the Company ceases to make such
                  coverage available to the Executive or spouse, the Company shall reimburse the Executive or spouse, as applicable, for the cost of medical and dental coverage consistent with coverage provided by the Company to Company employees, provided that the Company may limit the reimbursements to the cost of premiums for a conversion policy available under the Company's coverage, the cost of a Medicare supplement when either the Executive or his spouse becomes covered by Medicare, or the cost of any other reasonable coverage available to the Executive or his spouse.

                                   (iii)  The parties recognize that payments
                  under this Subparagraph 6(f) may be included in the recipient's taxable income.

Notwithstanding the prior provisions of this Subparagraph 4(f), if, prior to the date that the Executive reaches age 55, the Executive's employment with the Company is terminated by the Company and the Executive is not discharged by the Company for "cause" (as such term is defined in Subparagraph 6(c) of this Agreement), the Company will provide the benefits described in the preceding provisions of this Subparagraph 4(f), except that the reimbursement amount will be one half of the total premiums for the benefits described under those provisions.

                  g. SUPPLEMENTAL PENSION BENEFIT. In the event that the Executive (1) incurs a termination of employment with the Company after reaching age 60 and is not discharged by the Company for "cause" (as such term is defined in Subparagraph 6(c) of this Agreement); or (2) incurs a termination of such employment on account of his "disability" (as such term is defined in Subparagraph 6(b) of this Agreement); then in each such case a supplemental benefit will be payable by the Company to or on behalf of the Executive commencing as of the first day of the month following the month such employment is terminated and continuing on a monthly basis thereafter for the remainder of the Executive's life. The amount of the monthly payments shall be equal to the difference between:

                                   (i)   the cumulative monthly amount of the
                  retirement benefit to which the Executive would have been entitled to receive under Retirement Plan A which is maintained by the Company (the "Pension Plan") and the Executive's pension plan account under the non-qualified Supplemental Executive Retirement Plan maintained by the Company (the "SERP"), if the benefits were computed as though the Executive had continued in the employ of the Company until he attained age 65 assuming compensation (as defined in the Pension Plan) equal to that in effect as of the date of such termination of employment and thirty (30) years of service with the Company, irrespective of the number of years of service actually attained as of the date of such termination of employment or the date on which he attains age 65, with no reduction in benefits on account of an election by the Executive for any death benefit to be paid to his spouse under the Pension Plan; and

                                   (ii)  the cumulative monthly amount of the
                  retirement benefits actually payable to the Executive under the Pension Plan and the Executive's pension plan account under the SERP.

It is the intention of the parties that the monthly payments to which the Executive will be entitled under this Subparagraph (4)(g) shall be equal to that which would have been received by the Executive had he remained in the employ of the Company until he attained age 65 and received credit under the Pension Plan and the pension plan account under the SERP for thirty (30) years of service with the Company, and had the Executive's benefits under the Pension Plan and the pension plan account under the SERP not been reduced to take into account any election for the payment of a death benefit to his spouse.

The prior provisions of this Subparagraph (4)(g) are meant to describe the method for determining a benefit to the Executive. The actual form and timing of payment shall be elected by the Executive consistent with the options and method described in the payment of benefits section of the SERP and the actuarial equivalence calculation necessary to determine the amount or amounts to be paid shall be made using the assumptions stated in such section of the SERP. Such an election shall be made at the time of this Agreement and may be changed at a later date; however, a change or changes will not be effective until the calendar year following the calendar year in which the change or changes were elected by the Executive. Further, an attempted change in the form of payment or in the benefit commencement date will not be effective if the Executive has incurred a termination of employment with the Company for any reason (including death) during or prior to the calendar year in which such change in the payment election is made. Absent a distribution election, distribution will be made in a lump sum as soon as practicable after the Executive's termination of employment with the Company.

                  h. SUPPLEMENTAL EARLY RETIREMENT BENEFIT. If, prior to the date that the Executive reaches age 55, (1) the Executive's employment with the Company is terminated by the Company and the Executive is not discharged by the Company for "cause" (as such term is defined in Subparagraph 6(c) of this Agreement); or (2) the Executive incurs a termination of such employment on account of his "disability" (as such term is defined in Subparagraph 6(b) of this Agreement); then in each such case a supplemental benefit will be payable by the Company to or on behalf of the Executive commencing as of the first day of the month following the month that the Executive reaches age 55 and continuing on a monthly basis thereafter for the remainder of the Executive's life. The amount of the monthly payments shall be equal to the difference between:

                                    (i) the cumulative monthly amount of the
                  retirement benefit to which the Executive would have been entitled to receive under Retirement Plan A which is maintained by the Company (the "Pension Plan") and the Executive's pension plan account under the non-qualified Supplemental Executive Retirement Plan maintained by the Company (the "SERP"), if the benefits were computed as though the Executive had continued in the employ of the Company until he attained age 55 assuming compensation (as defined in the Pension Plan) equal to that in effect as of the date of such termination of employment, with no reduction in benefits on account of an election by the Executive for any death benefit to be paid to his spouse under the Pension Plan; and

                                    (ii) the cumulative monthly amount of the
                  retirement benefits actually payable to the Executive under the Pension Plan and the Executive's pension plan account under the SERP commencing on the first day of the month following the month that the Executive reaches age 55 provided that he were to elect to have those benefits commence at that time.

The prior provisions of this Subparagraph (4)(h) are meant to describe the method for determining a benefit to the Executive. The actual form and timing of payment shall be elected by the Executive consistent with the options and method described in the payment of benefits section of the SERP and the actuarial equivalence calculation necessary to determine the amount or amounts to be paid shall be made using the assumptions stated in such section of the SERP. Such an election shall be made at the time of this Agreement and may be changed at a later date; however, a change or changes will not be effective until the calendar year following the calendar year in which the change or changes were elected by the Executive. Further, an attempted change in the form of payment or in the benefit commencement date will not be effective if the Executive has incurred a termination of employment with the Company for any reason (including death) during or prior to the calendar year in which such change in the payment election is made. Absent a distribution election, distribution will be made in a lump sum as soon as practicable after the Executive's termination of employment with the Company.

                  i. SUPPLEMENTAL DEATH BENEFIT. If the Executive becomes entitled to a benefit under Subparagraph (4)(g) and subsequently dies, or if the Executive dies prior to terminating employment with the Company, the Executive's spouse at the time of the Executive's death shall be entitled to a monthly payment for the remainder of her life in an amount equal to the difference between:

                                  (i) the cumulative monthly amount determined in accordance with Subparagraph (g)(i) above (if the Executive has died prior to such termination of employment, that monthly amount will be calculated as if the Executive had met the requirements for a benefit under Subparagraph 4(g)), and

                                  (ii) the cumulative monthly amount actually payable to such spouse and a former spouse under the Pension Plan and the Executive's pension plan account under the SERP.

The parties acknowledge and agree that it is their intention that the Executive's spouse will be entitled to monthly payments for her life under this Agreement and from the Plan and SERP in an amount equal to the monthly payments from the same sources being received by the Executive at the time of his death (or in the case of his death before termination of employment, the payments he would have been entitled to had he met the requirements for a benefit under Subparagraph 4(g)), unless a former spouse is receiving benefits under the Pension Plan or SERP subsequent to the Executive's death in which case those monthly payments will be reduced by payments made to the former spouse from such Pension Plan and SERP.

The prior provisions of this Subparagraph (4)(i) are meant to describe the method for determining a benefit to the Executive's spouse. Payment shall actually be made in the form of a lump sum as soon as practicable after the Participant's death. The actuarial equivalence calculation necessary to determine the amount to be paid shall be made using the assumptions used under the SERP for a death benefit under the SERP.

                  j. LIFE INSURANCE. In the event the Executive (1) incurs a termination of employment with the Company after reaching age 60 and is not discharged by the Company for "cause" (as such term is defined in Subparagraph 6(c) of this Agreement); or (2) incurs a termination of such employment on account of his "disability" (as such term is defined in Subparagraph 6(b) of this Agreement); then in each such case the Company shall provide the Executive with life insurance coverage from the date the Executive's employment with the Company is terminated until he attains age 65 in an amount equal to the base salary of the Executive as of the date such employment is terminated. However, if the Executive becomes entitled to such coverage, coverage will be a lesser amount from age 65 to age 70 equal to 50% of his base salary as of the date such employment is terminated and such coverage will be equal to 25% of such base salary after age 70.

In the event that the Company is for any reason prohibited from providing such coverage to the Executive by virtue of applicable state or federal law, or if such provision would cause material adverse tax consequences as to the Company, the Company shall be relieved of its obligation to provide such benefit and the parties hereto shall use their best efforts to reach a mutual agreement with respect to permissible benefits to be provided in lieu of such insurance.

The parties recognize that premium payments made under this Subparagraph 4(j) may be included in the Executive's taxable income.

All benefits described in Paragraphs (f) through (j) above shall be paid by the Company out of its general assets and no assets shall be set aside or otherwise obligated for purposes of paying such benefits.

                  k. CHANGES. No reference in this Agreement to any policy or any employee benefit plan established or maintained by Company shall preclude Company from changing any such policies or amending or terminating any such benefit plans; provided, that, such change, amendment or termination shall not cause an amendment of this Agreement without the written approval of the parties as provided in Paragraph 12.

                  l. WITHHOLDING TAXES. Company may withhold from any compensation, reimbursements and benefits payable to Executive all federal, state, city and other taxes as shall be required pursuant to any law or governmental regulation or ruling.

                  m. TERMINATION. Except as otherwise stated in this Agreement, Company's obligations under Paragraph 4 will cease upon the date of Executive's termination of employment.

         5.       BUSINESS PROTECTIONS TO COMPANY.

                  a. NON-DISCLOSURE OF TRADE SECRETS AND CONFIDENTIAL INFORMATION. Executive shall not during the term of his employment or at any time thereafter divulge, furnish or make accessible to anyone or use in any way other than for the benefit of Company in the ordinary course of business of Company any trade secrets or confidential information of Company which Executive has acquired or has become acquainted with or will acquire or become acquainted with during the term of his employment, whether developed by him or by others. Confidential information includes any information or compilation of information that derives independent economic value from not being generally known or readily ascertainable by proper means by other persons and which relates to any aspect of Company's business, including, but not limited to, trade secret information relating to Company's scientific technology, processes and products; research and development; Company's philosophies and strategies;

vendor and customer lists; all information with respect to "Inventions" described in Subparagraph c. of Paragraph 5; and any confidential information of a vendor, licensor, licensee or customer which has been divulged to Company by such individuals or entities. All information disclosed to Executive, or to which he obtains access, whether originated by him or by others, during the period of his employment, which he has reasonable basis to believe to be confidential information, or which is treated by Company as being confidential information, shall be presumed to be confidential information.

                  b. NON-COMPETITION/NON-SOLICITATION OF CUSTOMERS OR EMPLOYEES. Executive agrees that he will devote all of his time, attention, knowledge and skill solely and exclusively to the business and interests of Company. Executive expressly agrees that during the term of his employment by Company he will not, without the prior written consent of Company, be interested or involved, directly or indirectly, in any form, fashion or manner, as a partner, officer, director, stockholder, adviser, employee, agent or in any other form or capacity, in any other business competitive with Company's business, or which, had Executive presented the opportunity to Company, is so closely related to Company's business that such opportunity could have been pursued by Company. Executive also agrees that he will bring any business opportunity that Company may be interested in to Company's attention.

                  Executive further agrees that for a period of three years after termination of his employment with Company for whatever reason, whether voluntary or involuntary, Executive will not, directly or indirectly, either for himself or for any other person, firm, company or corporation, engage in or otherwise affiliate with any business operation engaged in competition with Company, or call upon, solicit, divert, or attempt to solicit or divert business from any person, firm or corporation which was a customer of Company during Executive's employment with Company. Executive agrees and acknowledges that Company's natural trade area is international in its geographic scope, and therefore that it is reasonable that the restrictions set forth in this paragraph pertain to all states in the United States of America and all other countries in which Company does business.

                  Further, for a three year period after Executive's termination of employment for any reason, whether voluntary or involuntary, Executive agrees not to solicit or induce any of Company's employees to terminate their employment relationship with Company, for any reason.

                  The term "customer" of Company as used herein shall be defined and construed to mean any and all persons, partnerships, trusts, corporations or other entities which were customers of Company, or any of Company's related companies or affiliates, at any time during Executive's employment.

                  c. NON-DISPARAGEMENT. During the period of Executive's employment and for an unlimited period thereafter, Executive agrees not to make any disparaging remarks of any sort or otherwise communicate any disparaging remarks about Company or any of its shareholders, directors, officers or employees, directly or indirectly, to any of Company's employees, shareholders, directors, customers, vendors, competitors, or other people or entities with whom Company has a business or employment relationship.

                  d. RETURN OF CONFIDENTIAL INFORMATION UPON TERMINATION OF EMPLOYMENT. Upon the termination of his employment, Executive agrees to deliver promptly to Company all originals and copies of records, manuals, books, blank forms, documents, letters, memoranda, notes, notebooks, reports, data, tables, accounts, calculations and copies thereof, which are the property of Company or which relate in any way to the business, products, customers, practices or techniques of Company, and all other property, trade secrets and confidential information of Company, including, but not limited to, all documents which in whole or in part contain any trade secrets or confidential information of Company, which in any of these cases are in his possession or under his control.

                  e. COOPERATION IN CLAIMS. During the period of Executive's employment and for an unlimited time thereafter, at the request of Company, Executive will cooperate with Company with respect to any claims or lawsuits by or against Company where Executive has knowledge of the facts involved in such claims or lawsuits. Such cooperation shall include, but shall not be limited to, Executive providing reasonable deposition, hearing and trial testimony and making himself available at reasonable times to prepare for such testimony with Company's attorneys; responding to questions that may be posed from time to time by Company's attorneys regarding such claims or lawsuits; declining to voluntarily aid, assist or cooperate with any party who has claims or lawsuits by or against Company, or with their attorneys or agents; and notifying Company and Company's attorneys when and if the Executive is contacted by other parties or their attorneys or agents involved in actions by or against Company. Nothing in Subparagraph 5.e. shall prevent Executive from honestly testifying at an administrative hearing, arbitration, deposition or in court, in response to a lawful and properly served subpoena in a proceeding involving Company. Company agrees to pay, or reimburse Executive, for any out of pocket expenses which he incurs relating to his cooperation. If Executive forfeits compensation from other employment as a result of meeting his requirements under this subparagraph, Company agrees to compensate Executive in an amount equal to the amount of compensation forfeited.

                  f. REMEDIES. The parties recognize and agree that, because the breach by Executive of the provisions of Paragraph 5 would result in damages difficult to ascertain, Company shall be entitled to injunctive and other equitable relief to prevent a breach or threatened breach of the provisions of Paragraph 5. Accordingly, Executive specifically agrees that Company shall be entitled to temporary and permanent injunctive relief to enforce the provisions of Paragraph 5 and that such relief may be granted without the necessity of proving actual damages. Such injunctive or equitable relief shall be in addition to and not in lieu of any right to recover money damages for any such breach. Further, if Executive violates any portion of Paragraph 5, in connection with any suit at law or in equity, Company shall be entitled to an accounting, and to the repayment of all profits, compensation, commissions, fees, royalties or other enumeration which Executive or any other entity or person may have either directly or indirectly realized and/or may realize, as a result of, growing out of, or in connection with Executive's violations; and if Company prevails against Executive in a legal action for violation of any portion of Paragraph 5, Company shall be entitled to collect from Executive any attorney's fees and costs incurred in bringing any action to enforce the terms of Paragraph 5, as well as any attorney's fees and costs for the collection of any judgments in Company's favor arising out of Executive's violations.

                  g. ENFORCEABILITY. Executive agrees that considering Executive's relationship with Company, and given the terms of this Agreement, the restrictions and remedies set forth in Paragraph 5 are reasonable. Notwithstanding the foregoing, if any of the covenants set forth above shall be held to be invalid or unenforceable, the remaining parts thereof shall nevertheless continue to be valid and enforceable as though the invalid or unenforceable parts have not been included therein. In the event the provisions relating to time periods and/or areas of restriction shall be declared by a court of competent jurisdiction to exceed the maximum time periods or areas of restriction permitted by law, then such time periods and areas of restriction shall be amended to become and shall thereafter be the maximum periods and/or areas of restriction which said court deems reasonable and enforceable. Executive also agrees that Company's action in not enforcing a particular breach of any part of Paragraph 5 will not prevent Company from enforcing its rights as to any other breach that Company discovers, and shall not operate as a waiver by Company against any future enforcement of a breach.

                  h. OTHER OBLIGATIONS. It is intended that the obligations of Executive to perform pursuant to the terms of Paragraph 5 are unconditional and do not depend on the performance or nonperformance of any agreements, duties or obligations between Company and Executive not specifically contained in this Agreement. Paragraph 5 shall survive the termination of Executive's employment, regardless of the reason for termination.

         6. TERMINATION. Executive's employment will or may be terminated at any time as follows:


                  a. DEATH. Executive's employment shall terminate upon Executive's death.

                  b. DISABILITY. Executive's employment shall terminate if Executive sustains a disability which is serious enough that Executive is not able to perform the essential functions of Executive's job, with or without reasonable accommodations, as defined and if required by applicable state and federal disability laws. Executive shall be presumed to have such a disability for purpose of this Agreement if Executive qualifies, because of illness or incapacity, to begin receiving disability income insurance payments under the long term disability income insurance policy that Company makes available for the benefit of its employees generally. If there is no such policy in effect at the date of Executive's potential disability, or if Executive does not qualify for such payments, Executive shall nevertheless be presumed to have such a disability if Executive is substantially incapable of performing Executive's duties for a period of more than twelve (12) weeks.

                  c. FOR CAUSE. Company may terminate Executive's at will employment at any time for Cause. "Cause" shall be defined as:

                                   (i)   Executive's material breach of any of
                  Executive's obligations under this Agreement, or Executive's repeated failure or refusal to perform or observe Executive's duties, responsibilities and obligations as an employee of Company for reasons other than disability or incapacity;

                                   (ii)  Any dishonesty or other breach of the
                  duty of loyalty of Executive affecting Company or any customer, vendor or employee of Company;

                                   (iii) Use of alcohol or other drugs in a
                  manner which affects the performance of Executive's duties, responsibilities and obligations as an employee of Company;

                                   (iv)  Conviction of Executive of a felony
                  or of any crime involving misrepresentation or fraud;

                                   (v)   Commission by Executive of any other
                  willful or intentional act which could reasonably be expected to injure the reputation, business or business relationships of Company and/or Executive;

                                   (vi)  The existence of any court order or
                  settlement agreement prohibiting Executive's continued employment with Company; or

                                   (vii) Any other reason or act of misconduct
which would permit discharge of an employee of Company under disciplinary guidelines applicable to Executive as an employee of Company.

                  d. VOLUNTARY RESIGNATION/RETIREMENT. Executive may, upon sixty (60) days written notice, voluntarily resign and/or retire from Executive's at will employment at any time and for any reason. During the sixty (60) days after notice is given, Executive agrees that he shall continue to render his normal services to Company, and Company agrees that it shall continue to pay him his regular rate of compensation.

                  e. WITHOUT CAUSE "AT WILL". Company may, upon written notice, terminate Executive's at will employment without cause. In other words, Company can terminate Executive's at will employment at any time and for any reason, by giving Executive written notice.

         7.       PAYMENTS UPON TERMINATION.

                  a. DEATH. If Executive's employment is terminated due to the death of Executive, Executive's estate or heirs, as appropriate, shall be paid (i) Executive's monthly Base Salary (or other applicable benefits) through the date of death; (ii) any benefits payable under any life insurance policy maintained by Company for the benefit of Executive at the time Executive's death occurred; (iii) Executive's accrued but unpaid time off pay (including, but not limited to, vacation) (iv) any unpaid expense reimbursement; (v) any vested Incentive Awards owing to Executive pursuant to the terms and conditions of the Incentive Plans; and (vi) Executive's other accrued benefits, if any, under any of Company's other employee benefit plans (e.g., pension plan, 401(k) plan, the SERP), subject to the terms and conditions of those plans. In the event of a termination of employment as a result of Executive's death, Executive understands that no Incentive Awards will be granted to Executive for the fiscal year in which the termination of employment takes place.

                  b. DISABILITY. If Executive's employment is terminated due to Executive's Disability, Executive shall be paid (i) the applicable employee benefit (e.g. paid leave, sick leave, unpaid leave, disability benefits, etc.) through the date of termination; (ii) any benefits payable under any disability policy made available to Executive by Company for the benefit of Executive at the time of Executive's disability (iii) Executive's accrued but unpaid time off pay (including, but not limited to, vacation);
(iv) any unpaid expense reimbursement; (v) any vested Incentive Awards owing to Executive pursuant to the terms and conditions of the Incentive Plans; and
(vi) Executive's other accrued benefits, if any, under any of Company's other employee benefits plans (e.g., pension plan, 401(k) plan, the SERP), subject to the terms and conditions of those plans. In the event of a termination of employment as a result of Executive's disability, Executive understands that no Incentive Awards will be granted to Executive for the fiscal year in which the termination of employment takes place.

                  c. FOR CAUSE/VOLUNTARY RESIGNATION/RETIREMENT. If Company terminates Executive's employment for Cause, or if Executive voluntarily resigns and/or retires from his employment, Executive shall be paid (i) Executive's monthly Base Salary through the date of termination; (ii) Executive's accrued but unpaid time off pay (including, but not limited to, vacation); (iii) any unpaid expense reimbursement; and (iv) any vested Incentive Awards owing to Executive pursuant to the terms and conditions of the Incentive Plans; and (v) Executive's other accrued benefits, if any, under any of Company's other employee benefit plans (e.g., pension plan, 401(k) plan, the SERP), subject to the terms and conditions of those plans. In the event of a termination for Cause by Company, or a voluntary termination by Executive, Executive understands that no Incentive Awards will be granted to Executive for the fiscal year in which the termination of employment takes place.

                  If Executive voluntarily resigns and/or retires from his employment, Company may, at its sole option, waive some portion or all of the 60-day notice period; and continue to pay Executive his full Base Salary as well as all benefits for the remainder of the 60-day notice period, with the understanding that Executive will have no rights or obligations to provide employment services. In other words, the effective date of the resignation or retirement will not be changed; and Company's compensation obligations, as set forth in Paragraph 4, will continue through the designated date of resignation or retirement, although Executive will not be performing services during that period of time. The parties expressly agree that, should Company choose to waive some portion or all of the 60-day notice period under this provision, it will nevertheless be treated as a voluntary resignation and/or retirement; it will not be treated as a termination without cause.

                  d. WITHOUT CAUSE AT WILL. If Company terminates Executive's at will employment without Cause, Executive shall be paid (i) Executive's monthly Base Salary through the date of termination; (ii) Executive's accrued but unpaid time off pay (including, but not limited to, vacation); (iii) any unpaid expense reimbursement; (iv) any vested Incentive Awards owing to Executive pursuant to the terms and conditions of the Incentive Plans; and
(v) Executive's other accrued benefits, if any, under any of Company's other employee benefit plans (e.g., pension plan, 401(k) plan, the SERP), subject to the terms and conditions of those plans. In the event of a termination without Cause, Executive understands that no Incentive Awards will be granted to Executive for the fiscal year during which the termination takes place.

An additional payment of "post-termination severance pay" may be available if Company terminates Executive's at will employment without Cause. If Executive (after having Executive's employment terminated without Cause) signs (and does not rescind, as allowed by law) a Release of Claims in a form satisfactory to Company which assures, among other things, that Executive will not commence any type of litigation or other claims as a result of the termination, and if Executive honors all of Executive's other obligations as required by this Agreement, Company shall pay Executive post-termination severance pay, as follows:

                                   (i)   Except as provided in Paragraph
                  (7)(d)(ii) below, if Company terminates Executive's at will employment without Cause, Company agrees to pay Executive a post-termination severance payment equal to three years of Executive's Base Salary in effect as of the effective date of the termination of employment. This payment will be made over a three year period of time in a manner consistent with the Company's normal payroll practices, unless otherwise agreed to by the parties, less applicable payroll withholdings, after the above-referenced Release is signed and becomes effective.

                                   (ii)  If Company terminates Executive's at
                  will employment without Cause as a result of a change of control, (e.g., a merger, consolidation, sale of a controlling interest in Company, or a sale or lease of substantially all of its assets), and if Executive accepts a position of employment in a comparable position with the new controlling entity (either before or after termination of employment with the Company), Company will not be obligated to pay Executive the remainder of the post-termination severance payments provided in Paragraph (7)(d)(i) above, for the period following acceptance of the position with the new controlling entity.

                                   (iii) No Additional Pay/Benefits. It is
                  understood that, except as specifically set forth above, no post-termination payments or benefits will be provided to Executive following the termination of Executive's employment. It is specifically understood that no pension, retirement, 401(k) or SERP contributions will be paid by Company based on the post-termination severance payments. Further, the parties expressly agree and understand that Executive shall not be entitled to an Incentive Award under Company's Incentive Plans or any other bonus for any fiscal year, or part thereof, during which the post-termination pay is paid.

         8. ASSIGNMENT. The rights and obligations of Company hereunder may be transferred to its successors and assigns. Executive may not, however, transfer or assign his rights or obligations contained in this Agreement.

         9. SEVERABILITY. To the extent any provision of this Agreement shall be invalid or unenforceable, it shall be considered deleted from this Agreement and the remainder of such provision and of this Agreement shall be unaffected and shall continue in full force and effect. Notwithstanding the foregoing, in the event that any provision of this Agreement is unenforceable because it is over broad, then such provision shall be limited to the extent necessary to make it enforceable under applicable law and enforced as so limited. Executive acknowledges the uncertainty of the law in this respect and expressly stipulates that this Agreement be given the construction which renders its provisions valid and enforceable to the maximum extent (not exceeding its express terms) possible under applicable law.

         10. GOVERNING LAW. This Agreement shall be construed and enforced in accordance with the laws of the State of Minnesota, to the extent not pre-empted by federal law. Any legal proceeding related to this Agreement shall be brought in an appropriate state or federal court in the State of Minnesota, and each of the parties hereby consents to the exclusive jurisdiction of the state and/or federal courts in the State of Minnesota for this purpose.

         11. WAIVER. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by either party.

         12. ENTIRE AGREEMENT; AMENDMENT. This Agreement supersedes any prior employment or other agreements between the parties and contains the entire Agreement of the parties. There are no terms other than those contained herein. No amendment or modification of this Agreement shall be deemed effective unless or until executed in writing by the parties hereto with the same formality attending execution of this Agreement.

         IN WITNESS WHEREOF, Company has caused this Agreement to be executed by its duly authorized officer and Executive has signed this Agreement as of the day and year first above written.

                                    AMERICAN CRYSTAL SUGAR COMPANY

                                    By
                                      ----------------------------------------
                                          Its
                                             ---------------------------------


                                             ---------------------------------
                                             JAMES J. HORVATH