Form 10-Q/A
period 1999-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1999-04-22
CIK 4828

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    -----------
                                    FORM 10-Q/A
                                    -----------


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

              YES    X                                 NO
                 ---------                                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
        Class of Common Stock                           April 6, 1999
        ---------------------                          ---------------
            $10 PAR VALUE                                    2,872

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

Cost of product sold, exclusive of payments for sugarbeets, increased $2.5 million. Direct processing costs for sugar and pulp increased 6.0 percent primarily due to the harvesting and processing of a larger crop. Fixed and committed expenses increased 2.0 percent reflecting higher maintenance costs. Changes in product inventory levels between 1999 and 1998, impacted the cost of product sold favorably by $.2 million. The cost associated with sugar purchased to meet customer needs was down $.9 million due to the supply of our inventory.

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


Cost of product sold, exclusive of payments for sugarbeets, increased $15.2 million. Direct processing costs for sugar and pulp increased 8.6 percent primarily due to more tons sliced for this period. Fixed and committed expenses decreased 9.2 percent this year due to lower maintenance costs. Changes in product inventory levels between 1999 and 1998, impacted the cost of product sold unfavorably by $11.9 million. The cost associated with sugar purchased to meet customer needs was down $1.3 million due to the supply of our inventory.

Marketing expenses increased $6.9 million due to increases in volume this quarter. General and Administrative expenses were $2.9 million higher in 1999 due to reduced expense from an insurance claim in 1998.

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




                                         AMERICAN CRYSTAL SUGAR COMPANY
                                         ------------------------------
                                                  (REGISTRANT)




Date:    APRIL 21, 1999                       /s/ SAMUEL S.M. WAI
     -----------------------                 ---------------------------
                                              SAMUEL S.M. WAI
                                              CORPORATE CONTROLLER
                                              (DULY AUTHORIZED OFFICER AND
                                               PRINCIPAL FINANCIAL OFFICER)