Form 10-Q
period 1999-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1999-07-13
CIK 4828

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------
                                    FORM 10-Q
                          -----------------------------



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MAY 31, 1999

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

                  YES     X                                          NO
                      ---------                                         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
   CLASS OF COMMON STOCK                            JULY 1, 1999
   ---------------------                           ---------------
      $10 PAR VALUE                                    2,949

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



SIGNATURES

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS

                                                                     May 31
                                                      ------------------------------------     August 31,
                                                            1999               1998               1998
                                                      -----------------   ----------------   ---------------
Current Assets:                                                                              *
 Cash and Cash Equivalents                                   $      29          $      35         $      41
 Accounts Receivable:
  Trade                                                         73,792             50,390            53,874
  Members                                                        1,719              2,738             2,558
  Other                                                             65              1,667             2,801
 Advances to Related Parties                                    13,269             29,037            26,402
 Inventories                                                   300,400            294,374           142,382
 Prepaid Expenses                                                2,415              3,547             3,079
                                                      -----------------   ----------------   ---------------

Total Current Assets                                           391,689            381,788           231,137
                                                      -----------------   ----------------   ---------------



Property and Equipment:
 Land                                                           14,671             13,395            13,818
 Buildings and Equipment                                       678,174            639,866           664,453
 Construction-in-Progress                                      134,721             88,377           112,470
 Less: Accumulated Depreciation                               (461,076)          (434,687)         (438,801)
                                                      -----------------   ----------------   ---------------

Net Property and Equipment                                     366,490            306,951           351,940
                                                      -----------------   ----------------   ---------------

Other Assets:
 Investments in Banks for Cooperatives                          13,970             15,907            15,890
 Investments in Marketing Cooperatives                           2,896              2,510             2,197
 Investment in ProGold LLC                                      35,541             35,203            35,172
 Investment in Crystech                                          1,574                  -             1,574
 Other Assets                                                   13,743              4,558             8,550
                                                      -----------------   ----------------   ---------------

Total Other Assets                                              67,724             58,178            63,383
                                                      -----------------   ----------------   ---------------


Total Assets                                                 $ 825,903          $ 746,917         $ 646,460
                                                      -----------------   ----------------   ---------------
                                                      -----------------   ----------------   ---------------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)


                      LIABILITIES AND MEMBERS' INVESTMENTS

                                                                      May 31
                                                        ------------------------------------      August 31,
                                                              1999               1998                1998
                                                        -----------------  -----------------   -----------------
Current Liabilities:                                                                           *
 Short-Term Debt                                               $ 177,433          $ 191,527           $ 116,322
 Current Maturities of Long-Term Debt                             18,800             18,800              17,800
 Accounts Payable:
  Trade                                                            7,573              7,227              31,421
  Other                                                            5,170              8,510               4,710
 Accrued Continuing Costs                                         58,211             65,026                   -
 Other Current Liabilities                                        16,799             15,397              16,112
 Amounts Due Members                                              56,799             26,947              14,415
                                                        -----------------  -----------------   -----------------

Total Current Liabilities                                        340,785            333,434             200,780
Long-Term Debt, Excluding Current
 Maturities                                                      232,895            168,000             194,695
Deferred Income Taxes                                              1,753              1,540               1,753
Other Liabilities                                                 26,488             25,479              24,389
                                                        -----------------  -----------------   -----------------

Total Liabilities                                                601,921            528,453             421,617
                                                        -----------------  -----------------   -----------------

Members' Investments
 Preferred Stock                                                  38,275             38,263              38,275
 Common Stock                                                         29                 28                  28
 Additional Paid-in Capital                                      123,737            115,939             116,183
 Unit Retains                                                     95,562             97,435             105,850
 Pension Liability Adjustment                                     (2,259)            (4,131)             (2,259)
 Retained Earnings                                               (31,362)           (29,070)            (33,234)
                                                        -----------------  -----------------   -----------------

Total Members' Investments                                       223,982            218,464             224,843
                                                        -----------------  -----------------   -----------------
Total Liabilities and Members'
 Investments                                                   $ 825,903          $ 746,917           $ 646,460
                                                        -----------------  -----------------   -----------------
                                                        -----------------  -----------------   -----------------

* Derived from audited financial statements.
The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                             Statement of Operations
                                   (Unaudited)
                             (Dollars in Thousands)


                                                            For the Nine Months Ended                Three Months Ended
                                                                      May 31                               May 31
                                                        ----------------------------------  -------------------------------------
                                                              1999              1998              1999                1998
                                                        -----------------  ---------------  -----------------   -----------------
Net Revenue                                                    $ 603,533        $ 506,393          $ 227,558           $ 170,147
Cost of Product Sold                                              33,879            9,559             45,790              24,022
                                                        -----------------  ---------------  -----------------   -----------------

Gross Proceeds                                                   569,654          496,834            181,768             146,125
Selling, General & Administrative
 Expenses                                                        133,893          105,063             48,185              33,799
Accrued Continuing Costs                                          58,211           65,026             11,753              39,672
                                                        -----------------  ---------------  -----------------   -----------------

Operating Proceeds                                               377,550          326,745            121,830              72,654
                                                        -----------------  ---------------  -----------------   -----------------

Other Income (Expenses)
 Interest Income                                                     787              536                349                 199
 Interest Expense                                                (16,925)          (9,380)            (5,984)             (2,385)
 Other Income                                                      5,250              578                533               2,779
 Other Expenses                                                   (3,421)          (4,531)              (218)                941
                                                        -----------------  ---------------  -----------------   -----------------
Other Income (Expense)                                           (14,309)         (12,797)            (5,320)              1,534
                                                        -----------------  ---------------  -----------------   -----------------

Proceeds before Income Taxes                                     363,241          313,948            116,510              74,188
Income Taxes Provision/Benefit                                         -                -                  -                   -
                                                        -----------------  ---------------  -----------------   -----------------
Net Proceeds Resulting from
 Member and Non-Member Business                                $ 363,241        $ 313,948          $ 116,510            $ 74,188
                                                        -----------------  ---------------  -----------------   -----------------
                                                        -----------------  ---------------  -----------------   -----------------


Distribution of Net Proceeds:
 Credited/(Charged) to Member's
   Investments:
  Non-Member Business Income/(Loss)                              $ 1,872        $  (5,515)           $ 1,282               $ 707
  Unit Retains Declared to Members                                     -                -                  -                   -
                                                        -----------------  ---------------  -----------------   -----------------
Net Credit/(Charge) to Members'
 Investments                                                       1,872           (5,515)             1,282                 707
Payments to/due Members for
 Sugarbeets, Net of Unit Retains
 Declared                                                        361,369          319,463            115,228              73,481
                                                        -----------------  ---------------  -----------------   -----------------

Total                                                          $ 363,241        $ 313,948          $ 116,510            $ 74,188
                                                        -----------------  ---------------  -----------------   -----------------
                                                        -----------------  ---------------  -----------------   -----------------

The Accompanying Notes are an Integral Part of These Financial Statements.

                         AMERICAN CRYSTAL SUGAR COMPANY
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars In Thousands)

                                                                          Nine Months Ended
                                                                                May 31
                                                                 -------------------------------------
                                                                       1999                1998
                                                                 -----------------   -----------------
Cash Used for Operations:
 Net Proceeds Resulting from Member and Non-
  Member Business                                                       $ 363,241           $ 313,948
 Payments to/due Members for Sugarbeets,
  Including Unit Retains                                                 (361,369)           (319,463)
 Add/(Deduct) Noncash Items:
  Depreciation and Amortization                                            22,325              21,513
  Loss on Investment Activities                                             1,450               4,036
  Deferred Income Taxes                                                         -                   -
  (Gain)/loss on the Disposition of Property
   and Equipment                                                             (125)               (377)
  Noncash Portion of Patronage Dividend from
   Banks for Cooperatives                                                     (80)                  -
  Deferred Gain Recognition                                                  (151)               (157)
 Changes in Assets and Liabilities
  Accounts Receivable:
   Trade                                                                  (19,918)             10,550
   Members                                                                    839                 119
   Other                                                                    2,735               3,951
  Inventories                                                            (158,018)           (154,317)
  Prepaid Expenses                                                            664                (655)
  Advances to Related Parties                                              13,133             (13,973)
  Accounts Payable:
   Trade                                                                  (23,849)            (14,311)
   Other                                                                      460               4,151
  Other Current Liabilities                                                58,898              64,908
  Changes in Other Liabilites                                               2,101               1,570
  Amount Due Growers                                                       42,384             (39,208)
                                                                 -----------------   -----------------
Net Cash Used In Operations                                               (55,280)           (117,715)
                                                                 -----------------   -----------------

Cash Used In Investing Activities:
 Purchases of Property and Equipment                                      (36,825)            (48,928)
 Proceeds from the Sale of Property and Equipment                             125                 377
 Investment in Banks for Cooperatives                                          (0)             (1,338)
 Investment in Marketing Coops                                               (548)               (704)
 Investment in ProGold LLC                                                    180               3,768
 Investment in Crystech                                                         -                   -
 Changes in Other Assets                                                   (5,242)               (794)
                                                                 -----------------   -----------------
Net Cash Used In Investing Activities                                     (42,310)            (47,619)
                                                                 -----------------   -----------------

Cash Provided by Financing Activities:
 Net Proceeds (Payments) on Short-Term Debt                                61,111             123,567
 Proceeds from Long-Term Debt                                              57,100                   -
 Long-Term Debt Repayment                                                 (17,900)            (17,800)
 Changes in Preferred Stock                                                     -               4,721
 Changes in Common Stock                                                        1                   2
 Changes in Additional Paid-In Capital                                      7,554              51,343
 Payment of Unit Retains                                                  (10,288)             (8,015)
                                                                 -----------------   -----------------
Net Cash Provided by Financing Activities                                  97,578             153,818
                                                                 -----------------   -----------------
Decrease in Cash and Cash Equivalents                                         (12)            (11,516)
Cash and Cash Equivalents Beginning of Period                                  41              11,551
                                                                 -----------------   -----------------

Cash and Cash Equivalents End of Period                                      $ 29                $ 35
                                                                 -----------------   -----------------
                                                                 -----------------   -----------------

The Accompanying Notes are an Integral Part of These Financial Statements.
                                        4

                         AMERICAN CRYSTAL SUGAR COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998


NOTE 1:  BASIS OF PRESENTATION

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The operating results for the nine month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999.

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


NOTE 2:  INVENTORIES

         The major components of inventories are as follows (In Thousands):

                                                         5/31/99      5/31/98        8/31/98
                                                        --------     --------       --------
          Refined Sugar, Pulp, Molasses,
             CSB and Beet Seed                          $268,885     $275,235       $123,628
          Unprocessed Sugarbeets                          12,394            -              -
          Maintenance Parts & Supplies                    19,121       19,139         18,754
                                                        --------     --------       --------

          Total Inventories                             $300,400     $294,374       $142,382
                                                        --------     --------       --------
                                                        --------     --------       --------

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

NOTE 4:  MEMBERS' INVESTMENTS

                                                                    Shares                Shares Issued
                                           Par Value              Authorized              & Outstanding
                                           ----------             ----------              -------------
Preferred Stock:
  July 1, 1999                                $76.77                 600,000                    498,570
  May 31, 1999                                $76.77                 600,000                    498,570
  August 31, 1998                             $76.77                 600,000                    498,570
  May 31, 1998                                $76.77                 600,000                    498,415

Common Stock:
  July 1, 1999                                $10.00                   4,000                      2,949
  May 31, 1999                                $10.00                   4,000                      2,913
  August 31, 1998                             $10.00                   4,000                      2,835
  May 31, 1998                                $10.00                   4,000                      2,795


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1999 AND 1998


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


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1999 AND 1998

Revenue for the nine months ended May 31, 1999, was $603.5 million, an increase of $97.1 million from 1998. Revenue from total sugar sales increased 20.0 percent reflecting an increase in hundredweight sold. There was no change in the average selling price per hundredweight. Revenue from pulp sales increased 10.9 percent due to a 51.6 percent increase in the volume of pulp sold partially offset by a 26.9 percent decrease in the average selling price per ton. Revenue from molasses sales increased 13.0 percent due to a 66.9 percent increase in the volume of molasses sold partially offset by a 32.3 percent decrease in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased
24.0 percent mainly due to a 16.1 percent decrease in the average selling price per ton and a 9.4 percent decrease in tons sold.

Cost of product sold, exclusive of payments for sugarbeets, increased $24.3 million. Direct processing costs for sugar and pulp increased by 17.7 percent due to the harvesting and processing of a 19 percent larger crop. Fixed and committed expenses increased 9.5 percent reflecting higher maintenance and depreciation. Changes in product inventory levels between 1999 and 1998, affected the cost of product sold unfavorably by $13.4 million. The cost associated with sugar purchased to meet customer needs was down $1.6 million due to increased sugar production.

Selling expenses increased $27.4 million due primarily to the increases in the volume of products sold. General and Administrative expenses increased $1.5 million due to an insurance claim received last year which reduced expenses in 1998.

Accrued continuing costs decreased $6.8 million due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest expense increased $7.5 million due to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in income of $1.9 million for the nine months ended May 31, 1999 as compared to a loss of $5.5 million for the same period last year. The 1999 income is primarily the result of the sale of beet seed assets to Betaseed Inc., a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag., partially offset with non-member interest expense related to borrowings for ProGold Limited Liability Company (ProGold). The loss in 1998 is primarily comprised of the net loss from ProGold Limited Liability Company.

Net payments to/due members for sugarbeets increased by $41.9 million from $319.5 million for the first nine months in 1998, to $361.4 million for the first nine months in 1999. This increase is due to more tons processed, partially offset by a lower projected per ton grower payment.


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1999 AND 1998

Revenue for the three months ended May 31, 1999, was $227.6 million, an increase of $57.4 million from 1998. Revenue from total sugar sales increased 37.9 percent reflecting a 35.4 percent increase in the hundredweight sold and a 1.9 percent increase in the average selling price per hundredweight. Revenue from pulp sales increased 9.5 percent due to a 38.3 percent increase in the volume of pulp sold partially offset by a 20.8 percent decrease in the average selling price per ton. Revenue from molasses sales increased 14.6 percent due to a 90.9 percent increase in the volume of molasses sold partially offset by a 40.0 percent decrease in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 14.2 percent due to a 38.7 percent decrease in the average selling price per ton partially offset by a 39.9 percent increase in the volume of CSB sold.

Cost of product sold, exclusive of payments for sugarbeets, increased $21.8 million. Direct processing costs for sugar and pulp increased 41.2 percent due to the harvesting and processing of a larger crop. Fixed and committed expenses increased 26.6 percent due to higher maintenance costs, depreciation and insurance expense for this period. Changes in product inventory levels between 1999 and 1998, increased the cost of product sold by $13.6 million. The cost associated with sugar purchased to meet customer needs was down $.6 million due to increased sugar production.

Marketing expenses increased $15.5 million due primarily to increases in the volume of product sold. General and Administrative expenses decreased $1.1 reflecting lower costs in various areas.

The decrease in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest expense increased by $3.6 million due to higher average borrowing levels for short and long-term debt this year.

Non-member activities resulted in income of $1.3 million for the three months ended May, 31, 1999 as compared to income of $.7 million for the same period last year. The 1999 income is primarily the result of the sale of beet seed assets to Betaseed Inc., a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag., offset by non-member interest expense related to borrowings for ProGold Limited Liability Company (ProGold). The 1998 income is primarily comprised of the improved earnings of ProGold Limited Liability Company during the third quarter.

Net payments to/due members for sugarbeets increased by $41.7 million from $73.5 million for the third quarter of 1998, to $115.2 million for the same period in 1999. This increase is primarily due to more tons processed, partially offset by a lower projected per ton grower payment.

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

However, because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, American Crystal has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives ("Bank"). American Crystal has a short-term line of credit with the Bank in 1999 of $290 million.

The various loan agreements between the Bank and American Crystal obligate American Crystal to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on American Crystal. As of May 31, 1999, American Crystal was in compliance with its loan agreements.

The primary factor for the changes in American Crystal's cash position for the nine months ended May 31, 1999 was due to the 1998/1999 sugarbeet processing campaign. The cash used in operations of $55.3 million and investing activities of $42.3 million was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $61.1 million, long-term debt of $57.1 million and proceeds from the sale of stock of $7.6 million, partially offset by the repayment on long-term debt of $17.9 million and the payment of unit retains of $10.3 million.

Working capital has increased $21.3 million from $30.3 million at the beginning of the year to $51.6 million as of May 31, 1999 primarily due to increased inventories, partially offset by higher short-term debt and higher amounts due growers.

Capital expenditures for the nine months ended May 31, 1999 were $36.8 million. These capital expenditures are a continuation of American Crystal's strategy of expanding capacity and improving operating efficiencies.

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

         ****10(v)  Pledge Agreement between Registrant and First Union Trust
                    Company, N.A.

         ****10(w)  Indemnity Agreement between Registrant, Newcourt Capital USA
                    Inc., Crystech, LLC and Crystech Senior Lender Trust

         ****10(x)  Tolling Services Agreement between Crystech, LLC and
                    Registrant

         ****10(y)  Operations and Maintenance Agreement between Crystech, LLC and Registrant

        ****+10(z)  Limited Liability Company Agreement of Crystech, LLC

         ****10(aa) Employee Agreement with James J. Horvath

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



                                              AMERICAN CRYSTAL SUGAR COMPANY
                                              ------------------------------
                                                        (REGISTRANT)




DATE:        JULY      , 1999                 /s/ THOMAS S. ASTRUP
      -------------------------------         ---------------------------------
                                              THOMAS S. ASTRUP
                                              CORPORATE CONTROLLER
                                              DULY AUTHORIZED OFFICER AND
                                               PRINCIPAL FINANCIAL OFFICER