Form 10-K405
period 1999-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 1999-11-26
CIK 4828

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 1999

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Nos. 33-83868; 333-11693 and 333-32251

AMERICAN CRYSTAL SUGAR COMPANY

(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	84-0004720 (I.R.S. Employer Identification Number)
101 North Third Street Moorhead, MN 56560 (Address of principal executive offices)	(218) 236-4400 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of November 16, 1999, 2,951 shares of the Registrant's Common Stock and 498,570 shares of the Registrant's Preferred Stock were outstanding. There is no established public market for the Registrant's Common Stock or Preferred Stock. Although there is a limited, private market for shares of the Registrant's stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I

    This report contains forward-looking statements and information based upon assumptions by the American Crystal Sugar Company's (the "Company") management, including assumptions about risks and uncertainties faced by the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "expects", "believes", "will" or similar verbs or expressions. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Company and its business which are described in this report in the "Important Factors" section below. Readers are urged to consider these factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

Item 1.  BUSINESS

General

    The Company is a Minnesota agricultural cooperative corporation owned by 2,951 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley. Throughout this report, the terms "growers," "members" and "shareholders" will be used interchangeably to refer to the equity holders of the Company. The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada. The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899. The Company currently processes sugarbeets from a base level of approximately 498,570 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year. By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as molasses, sugarbeet pulp and concentrated separated by-product (CSB), a by-product of the molasses desugarization process.

    The Company's sugar is pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative and United States Sugar Corporation. The Company's agri-products are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.

    The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota. The Company and Newcourt Capital USA own Crystech, LLC which was formed to construct and operate a molasses desugarization facility adjacent to the Company's processing facility in Hillsboro, North Dakota.

    The Company's corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560 (telephone number (218) 236-4400). Its fiscal year ends August 31.

Products and Production

    The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also sells agri-products and sugarbeet seed. The Company's total sugar and agri-product production is influenced by the amount and quality of sugarbeets grown by its members, the processing capacity of the Company's plants and by the ability to store harvested sugarbeets.

    The Company processes sugarbeets grown by its members in five factories located in the Red River Valley area of Minnesota and North Dakota. The growing area is divided into five factory districts, each containing one sugarbeet processing plant. The period during which the Company's plants are in operation to process sugarbeets into sugar and agri-products is referred to as the "campaign." During the campaign, each of the Company's factories is operated twenty-four hours per day, seven days per week. The campaign typically begins in September, when a small portion of the sugarbeet crop is harvested, and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year. Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.

    Once the sugarbeets are harvested, members transport their crop by truck to receiving stations designated by the Company. The sugarbeets are then stored in factory yards and at outlying piling stations until processed. Rapid processing is important to maximize sugar extraction and minimize spoilage. Most of the sugarbeets are stored outside in piles. Although frozen sugarbeets may be stored for extended periods, sugarbeets stored in unprotected piles at temperatures above freezing must be processed within approximately 150 days. In most years, the cold weather in North Dakota and Minnesota offers an advantage to the Company as it permits the outdoor storage of sugarbeets in below-freezing weather conditions. In milder climates or years, unprotected piles of sugarbeets experience cycles of freezing and thawing and are subject to some deterioration. When subject to such freeze and thaw cycles, sugarbeets on the exterior of piles freeze naturally. Sugarbeets near the center of the piles, however, may not freeze and thus may be subject to spoilage.

    In order to avoid spoilage the Company utilizes a process called "split pile storage" in which sugarbeets from the center of the piles are removed for processing first. Split pile storage permits more of the stored sugarbeets to freeze naturally. The Company also utilizes a ventilation technique to further reduce spoilage. In this process, fans circulate air through ventilation channels constructed within sugarbeet piles in order to pre-cool and then deep freeze the sugarbeets. Approximately 24.5% of an average crop may be stored in ventilated storage sites. Enclosed cold storage facilities are also used to extend the sugarbeet storage period at each of the Company's factory locations. Enclosed cold storage sites presently have the capacity to cover approximately 8% of an average crop.

    The basic process for producing sugar from sugarbeets involves: washing the sugarbeets; slicing the sugarbeets into thin strips called "cossettes"; extracting the sugar from the cossettes in a diffuser; purifying the resulting "raw juice" and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals from the molasses in a centrifuge; drying the sugar; storing sugar in bulk form and grading and screening the crystals for packaging and bulk shipping.

    The sugar production process results in a variety of agri-products. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feeds. Currently, the Company processes approximately one-half of its molasses through its molasses desugarization facility to extract additional sugar. Once the new Hillsboro facility becomes operational, the Company expects to process substantially all of its molasses to extract the remaining sugar. Currently, the remaining molasses and CSB from the molasses desugarization process are marketed through Midwest Agri-Commodities Company and are sold primarily to yeast manufacturers and for use in animal feeds.

    The Company develops and markets sugarbeet seeds through a 10-year Product Development, Licensing and Sales Agreement with Betaseed, Inc., a Minnesota corporation ("Betaseed") which is a wholly-owned subsidiary of KWS Kleinwanzlebener Saatzucht, AG, ("KWS"), a German seed company that is one of the three largest seed companies in the world. Prior to 1998, the Company had its own seed division, which was created in the 1920's to ensure that the Company's members had the highest quality sugarbeet hybrids available to maximize their production. In November 1998, the Company sold substantially all of the assets of its seed division to KWS and entered into the 10-year agreement with Betaseed. Under the agreement, the Company retains the right to market its seed to its own members and Betaseed gains the right to market its seed to the Company's members and also to market the Company's seed and its seed in all other markets.

Recent Crops

    The sugarbeet crop grown during 1999 produced a total of approximately 19.9 tons of sugarbeets per acre from approximately 487,000 acres. That production exceeded the ten-year average of 17.8 tons per acre for the crops grown in the years 1989 through 1998. The sugar content of the 1999 crop was 17.37%, in comparison to a ten-year average for the applicable period of 17.36%. The Company has begun processing the sugarbeets produced in the 1999 crop and expects to produce a total of approximately 26.4 million hundredweight of sugar from that crop.

    The sugarbeet crop grown during 1998 produced a total of approximately 22.2 tons of sugarbeets per acre from approximately 481,000 acres. That production exceeded 16.9 tons per acre, which is the ten-year average of tons per acre for the crops grown in the years from 1988 through 1997. The sugar content of the 1998 crop was 17.66%, in comparison to a ten-year average for the applicable period of 17.42%. The company produced a total of approximately 25.5 million hundredweight of sugar from the 1998 sugarbeet crop.

    The sugarbeet crop grown during 1997 produced a total of approximately 18.5 tons of sugarbeets per acre from approximately 462,000 acres. That production exceeded 16.9 tons per acre, which is the ten-year average of tons per acre for the crops grown in the years from 1987 through 1996. The sugar content of the 1997 crop was 17.59%, in comparison to a ten-year average for the applicable period of 17.47%. The company produced a total of approximately 21.5 million hundredweight of sugar from the 1997 sugarbeet crop.

    For a discussion of the 1998, 1997 and 1996 crops and results of operations for fiscal years 1999, 1998 and 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Market and Competition

    Current U.S. government statistics estimate total U.S. sugar consumption at 191.6 million hundredweight for the year beginning October 1, 1999 and ending September 30, 2000. For the same period starting October 1998, total consumption was 188.3 million hundredweight. Comparing the two years shows demand growth of 1.7% for U.S. sugar sellers.

    The U.S. government forecasts growth between 2000 and 2001 to be slightly higher than 2%, which is slightly above trendline and includes consumption increases due to population growth. The U.S. refined sugar market has grown over the past twenty years, despite the demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. While corn and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the market for sugar will continue to grow between 1 and 2% per year mainly due to population growth.

    The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. In 1978 there were 28 sugar producers and sellers in the U.S. market. Today there are eight sugar sellers, with over 75% of U.S. sugar market share concentrated in the top three sellers, all of which are fully integrated sugarbeet and cane suppliers. Given the size of the domestic market, the Company's sugar production and sales represented 13.5% of the total domestic market for refined sugar in 1998/99. Sugar sales by United Sugars Corporation represents approximately 25% of the U.S. sugar market.

    The Company's main competitors in the domestic market are Imperial Sugar Company, Tate & Lyle North America, Amalgamated Sugar Company and California & Hawaiian Sugar Company. Because sugar is a fungible commodity, competition in the U.S. industry is primarily based upon price, customer service and reliability as a supplier.

    According to United States Department of Agriculture (USDA) statistics, the Red River Valley is generally one of the most cost efficient sugarbeet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other producers of sugar in the United States. In the future, while cost efficiency is a competitive advantage, substitute products for sugar and sugar imports could have a material and adverse effect on the Company's operations.

Marketing, Customers and Prices

    Since January, 1994, United Sugars Corporation, a common marketing agency, operating on a cooperative basis, has marketed the Company's sugar. United Sugars Corporation was formed in late 1993 by the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. Upon completion of the incorporation and capitalization of United Sugars Corporation, the Company entered into a "Uniform Member Marketing Agreement" with United Sugars Corporation and the parties operated under that agreement until December of 1997. On December 1, 1997, United States Sugar Corporation ("USSC"), of Clewiston, Florida, a grower of sugar cane and other agricultural products, became a member of United Sugars Corporation. At that time, United Sugars Corporation and USSC entered into a Uniform Cane Sugar Marketing Agreement while the Company, Minn-Dak and Southern Minnesota Beet Sugar Cooperative entered into Uniform Beet Sugar Marketing Agreements. Under these agreements, all of the members market all of their refined sugar through United Sugars Corporation. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds from the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the four members proportionally.

    With the admission of USSC, United Sugars Corporation has been able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a large geographical area. All of the uniform marketing agreements terminate on August 31, 2001, with automatic renewal for subsequent terms of one year unless notice of termination is given by a party. A party that desires to terminate its marketing agreement at the end of the initial term must provide written notice of termination by May 1, 2000, for actual termination to occur on August 31, 2001. In order to terminate its agreement after the initial term has expired, a party must provide notice of termination by May 1 of the then current year for the termination to be effective on the August 31 of the subsequent year. In the event one of the parties terminates its uniform marketing agreement, the amount of sugar that is marketed by United Sugars Corporation would decrease, thus reducing proceeds. Furthermore, United Sugars Corporation would also be required to return the exiting member's capital over a period of five years.

    United Sugars Corporation markets the Company's sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. For the fiscal year ended August 31, 1999, 91.5% (by weight) of the Company's sugar production was sold to industrial users. The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the "Crystal Sugar" and "Pillsbury" brand names and various private labels for household consumption. With regard to brand name sales, the Company licenses the use of the "Crystal" name and sub-licenses the use of the "Pillsbury" name to United Sugars Corporation.

    United Sugars Corporation's customers are located primarily in Illinois, Minnesota, Iowa, Wisconsin, Pennsylvania, Michigan, Indiana, Ohio, Missouri and Tennessee. During fiscal 1999, United Sugar Corporation's 10 largest customers purchased approximately 53.7% (by weight) of the Company's sugar sold.

    The prices at which United Sugars Corporation sells the Company's sugar fluctuate periodically based on changes in domestic sugar supply and demand. The largest proportion of United Sugars Corporation's sugar sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot price basis.

    The Company markets its agri-products through Midwest Agri-Commodities Company, a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 1999, the majority of the Company's pulp production was exported to Japan and Europe. The market for sugarbeet pulp is affected by the availability and quality of competitive foodstuffs. Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders. Agri-product sales accounted for approximately 8% of the Company's total revenues during fiscal 1999. Export agri-product sales accounted for approximately 3% of the Company's total revenues during fiscal 1999. In the past, export agri-products sales accounted for 6.5% of the Company's total revenues in 1998 and 8.5% in 1997. These percentages are primarily a function of the average market prices for sugar, pulp and molasses and are not necessarily indicative of future relationships between agri-product revenues (both export and domestic) and sugar revenues, because prices of these commodities fluctuate independently of each other.

Government Programs and Regulation

    Domestic sugar prices are supported under a program administered by the USDA. Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (CCC). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. Under the "Tariff Rate Quota" implemented October 1, 1990, sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16 cents per pound prior to shipment. To date, only minute quantities of sugar have been imported under this higher tariff level.

    The Uruguay Round Agreement, under the General Agreement on Tariffs and Trade (GATT) mandates imports of at least 1,256,000 short tons of sugar per year into the United States. The FAIR Act maintains the basic 18 cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined sugarbeet sugar. Both loan rates are effective for crop years 1996 through 2002. Price support loans are to be made on a non-recourse basis as long as United States sugar imports for domestic usage exceed 1.5 million short tons raw value in a given fiscal (October through September) year. Loans made on a non-recourse basis enable the sugar processor to forfeit sugar to the CCC if sugar prices are below the loan rate. If imports during a given year are less than 1.5 million short tons, loans must be made on a recourse basis, meaning that processors will not be able to forfeit sugar to the CCC at its full loan value. In order to recover the full value of a recourse loan, the CCC could require that cash or other assets be provided in addition to the sugar used as collateral when the loan is made. A new provision of the FAIR Act is a one cent per pound penalty paid by processors if the processor defaults on sugar price support loans.

    In November 1999, the so-called Millennium Round of the World Trade Organization (WTO) will begin in Seattle, Washington with the goal of continuing to move toward multilateral free trade in all sectors. Any agreements reached at the Millennium Round could represent a threat to the sugar industry because sugar is one of the most highly protected sectors within world agricultural trade and is thus a target for reform. The trend toward liberalization will most likely focus on the minimum import requirement into the United States of 1,256,000 short tons of sugar. There will likely be a movement to raise the minimum import requirement of sugar, and if successful, such a movement could cause additional supply/demand pressure in the United States.

    The Company believes the North American Free Trade Agreement ("NAFTA") represents the most serious public policy challenge to itself and the domestic sugar industry. Under the terms of the original NAFTA text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row. Concerned that Mexico's productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be changed to delay Mexico's access to the U.S. market. To embody these changes, a side agreement on sugar was reached prior to passage of NAFTA to give Mexico incrementally larger but capped volumes of duty-free access, and an ability to send additional quantities if it were to pay a gradually descending second tier tariff. The side agreement establishes a common market between the United States and Mexico in sugar by 2008.

    The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn sweeteners could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 14 cents in 1999 but decline by approximately 1.5 cents per year until reaching zero in 2008. Low world raw sugar prices could make it feasible for Mexican sugar to enter the United States earlier than 2008. In contrast to Mexico's duty free access to the United States sugar market (which rises from 25,000 metric tons per year to 250,000 metric tons per year in fiscal year 2001) NAFTA contains no restrictions on second tier imports.

    Under the current terms of NAFTA and the side agreement, the Company is concerned that imports from Mexico could oversupply the U.S. market, forcing sugar prices significantly lower. Any fluctuation in the price of sugar has a direct impact on any beet payments that are made to members. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA and is also pursuing legal remedies to address the matter. If the sugar industry is unsuccessful in these or any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

    From fiscal years 1990 to 1996, the sugar industry was required to remit to the Commodity Credit Corporation a nonrefundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound. The Federal Agriculture Improvement and Reform Act of 1996 increased the assessment for fiscal years 1997 through 2003 to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound. In response to the downturn in the agriculture economy, Congress included a provision in the fiscal year 2000 federal agricultural appropriations bill to alleviate the sugar industry from paying the assessment for fiscal years 2000 and 2001. Thus, from October 1, 1999 to September 30, 2001, the Company will not be required to pay a marketing assessment to the Commodity Credit Corporation.

    The nature and scope of future legislation affecting the sugar market cannot be predicted and there can be no assurance that price supports will continue in their present form. If the price support program, including the Tariff Rate Quota system described above, were eliminated in its entirety, or if the protection the United States' price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation, if the Company were not able to adopt strategies which would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company's continued viability and the desirability of growing sugarbeets for delivery to the Company.

Growers' Contracts

    The Company purchases all of its sugarbeets from members under contract with the Company. All members have five-year contracts with the Company covering the growing seasons of 1998 through 2002 (the "Growers' Contracts"). Each member will be obligated to enter into a new five-year contract for subsequent years. In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year. Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage which may be planted for each share of Preferred Stock held by the members. However, it is management's current intention and recommendation to the Board of Directors that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio of 1 to 1 for the foreseeable future, subject to tolerances for overplanting and underplanting established by the Board each year.

    The total price for sugarbeets paid to a member (the "Net Beet Payment") is based on the "Gross Beet Payment," as adjusted by certain allowances, costs and deductions. The Gross Beet Payment is the value of recovered sugar from the sugarbeets a member delivers plus the member's share of agri-product revenues, minus the member's share of member business operating costs, including depreciation and interest. The following allowances, costs and deductions, if applicable, are used to adjust the Gross Beet Payment to arrive at the Net Beet Payment: hauling allowance program costs, pre-pile quality premium costs, minimum payment allowance program costs, tare incentive premium/ penalty program and unit retains. A "unit retain" is a uniform retention of a portion of the payments otherwise due to members for their crops. Unit retains are considered capital contributions that the Company, at its option, can return to the members. Currently, it is the Company's practice to return unit retains after seven years. Growers are paid a hauling allowance based on the distance they must transport sugarbeets for delivery to the Company and may also receive minimum beet payments and an allowance for early delivery of sugarbeets prior to the commencement of the stockpiling of harvested sugarbeets. The costs of these programs are shared among members on the basis of the net tonnage of sugarbeets delivered by each member.

    Under the current Growers' Contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65% of the Company's estimate of the grower's Net Beet Payment; (ii) on or about March 31, the Company pays an amount which combined with the November payment equals 90% of the estimated Net Beet Payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company's annual financial statements, the Company pays the remainder of the member's Net Beet Payment. Except for unit retains, the Company must pay to members for their sugarbeets all proceeds from the sale of the members' sugar and agri-products in excess of related member business operating costs, as described above.

    The following tables summarize the "Gross Beet Payment" and "Net Beet Payment" and the "Sugar Content of Sugarbeets" for each of the last 10 completed fiscal years, respectively:

	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999
	Distribution of Net Proceeds Totals (In Thousands)
Net Proceeds	$213,410	$263,369	$274,910	$309,255	$266,102	$326,693	$316,244	$373,649	$313,007	$369,681
Non-Member Loss	698	1,058	1,075	77	544	15	396	18,074	9,679	494

Gross Beet Payment	$214,108	$264,427	$275,985	$309,332	$266,646	$326,708	$316,640	$391,723	$322,686	$370,175
Unit Retains	(7,995)	(8,010)	(10,364)	(20,223)	(19,328)	(16,648)	(16,040)	(16,611)	(8,545)	(21,332)
Member Tax ADJ, Net	1,922	589	676	447	12,585	5,621	0	0	0	0

Net Beet Payment	$208,035	$257,006	$266,297	$289,556	$259,903	$315,681	$300,600	$375,112	$314,141	$348,843

	Distribution of Net Proceeds Per Ton Harvested(1)
Net Proceeds	$40.00	$49.27	$39.75	$45.83	$41.25	$39.21	$39.39	$44.95	$36.60	$34.62
Non-Member Loss	0.13	0.20	0.16	0.01	0.09	0.00	0.05	2.17	1.13	.05

Gross Beet Payment	$40.13	$49.47	$39.91	$45.84	$41.34	$39.21	$39.44	$47.12	$37.73	$34.67
Unit Retains	(1.50)	(1.50)	(1.50)	(3.00)	(3.00)	(2.00)	(2.00)	(2.00)	(1.00)	(2.00)
Member Tax ADJ, Net	0.36	0.11	0.10	0.07	1.95	0.68	0.00	0.00	0.00	0.00

Net Beet Payment	$38.99	$48.08	$38.51	$42.91	$40.29	$37.89	$37.44	$45.12	$36.73	$32.67

	Crop Statistics(1)
Tons Harvested (In Thousands):	5,336	5,345	6,915	6,748	6,450	8,332	8,029	8,313	8,553	10,679
Tons Purchased Per Acre Harvested:	14.5	13.4	17.4	16.9	16.3	20.2	18.7	18.1	18.5	22.2
Sugar Content of Beets:	16.7%	18.6%	17.0%	18.0%	17.6%	16.8%	16.4%	17.3%	17.6%	17.7%

(1)
Information provided with respect to net proceeds, gross beet payment, net beet payment, tons harvested per acre and sugar content of sugarbeets represents an average of the financial and production results experienced by the Company's members. As described elsewhere in this annual report, the return to members for their sugarbeets is based upon the value of the recovered sugar from the sugarbeets delivered to the Company by each member. As a result of variations in the sugar content of the sugarbeets delivered by the various members to the Company, the payments received by the various members also vary.

Environmental Matters

    The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an on-going and expanding control program designed to meet these environmental laws and regulations. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. From time to time, however, the Company may be involved in investigations or determinations regarding non-material matters that may arise. In the future, the Company may determine that it is necessary to invest certain amounts of time, attention and capital in order to ensure continued compliance with environmental regulations at both the state and federal level.

    The Company received a Notice of Violation from the State of Minnesota on September 24, 1998 for an accidental discharge of wastewater and the disposal of decomposed sugarbeets and sugarbeet pulp. The Company is currently involved in negotiations with the Minnesota Pollution Control Agency (the "MPCA") with the intent of concluding a stipulation agreement with regard to the violation and related penalties. Management believes the outcome of the enforcement action should not have a material adverse effect on the Company's financial condition.

Joint Venture ProGold Limited Liability Company

    The Company is one of three members of ProGold Limited Liability Company ("ProGold"). ProGold was formed in July, 1994 as a limited liability company to serve as a joint venture mechanism for the Company, Minn-Dak and Golden Growers Cooperative, a North Dakota cooperative association comprised of corn producers ("Golden Growers"). The joint venture was formed to construct and operate a corn wet-milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products. ProGold's plant became operational in late 1996.

    The Company contributed a total of approximately $48.0 million for its 46% membership interest in ProGold. Golden Growers contributed approximately $51.2 million in exchange for a 49% interest in ProGold, while Minn-Dak made a capital contribution of approximately $5.2 million in exchange for a 5% interest in ProGold. Under the terms of the ProGold Member Control Agreement, in each year after September 1, 1997, the ProGold Board of Governors can require that the three members of ProGold provide additional capital contributions in an aggregate amount not to exceed $5 million per year, with each member obligated to provide a portion of that capital contribution proportionate to its ownership interest in ProGold. As a result, the Company could be required to make annual contributions in an amount of up to $2.3 million per year, based on the Company's ownership of a 46% interest in ProGold. Any other capital contributions can be required only with the prior written consent of all of ProGold's members, including the Company. To date, the Company has not made any additional capital contributions.

    ProGold and Cargill, Incorporated ("Cargill") entered into a lease of ProGold's corn wet-milling plant to Cargill. The lease commenced on November 1, 1997, and the initial term will terminate on December 31, 2007. Under the arrangement, ProGold will retain ownership of the plant, while Cargill will operate the plant. ProGold will receive rental payments in a base amount fixed for each year during the term of the lease. ProGold will also receive supplemental rent equal to fifty percent (50%) of the amount by which earnings before taxes from Cargill's operation of the facility exceeds a contractually-specified base amount. Cargill has also entered into a corn supply agreement with ProGold, pursuant to which ProGold will be obligated to deliver approximately 15.6 million bushels of corn per fiscal year. In a corresponding agreement, ProGold and Golden Growers have entered into a marketing agreement whereby Golden Growers agrees to supply the entire amount of corn to ProGold that ProGold is required to deliver to Cargill. Cargill will pay ProGold a market price for any corn delivered to Cargill under the corn supply agreement.

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

    If ProGold is successful in generating profits for distribution to its members, those distributions would become the property of the Company. Under the Company's Articles of Incorporation and Bylaws, the return, if any, from the Company's involvement with ProGold would be classified as amounts received from "non-patronage" sources. The Company's Bylaws currently provide that any non-patronage net income is to become the property of the Company and is not to be distributed directly to the members of the Company. Distributions from ProGold could, in the discretion of the Company's Board of Directors, yield benefits to the Company's members through such mechanisms as future reductions of annual unit retain amounts, repayment of unit retains in advance of the current seven year repayment schedule and the use of such returns, if any, for capital investment in the Company. To date, the Company's Board of Directors has not adopted any resolutions or made any commitments regarding the distribution of non-patronage revenues directly to the Company's members or the application of any such amounts for the indirect benefit of the Company's members. As described above, any decisions regarding the application of distributions received by the Company from ProGold will be made at the discretion of the Company's Board of Directors.

Joint Venture Crystech, LLC

    Crystech, LLC (Crystech) is a Delaware limited liability company formed on May 28, 1998. The Company received a 50% membership interest in Crystech for its initial contribution of $1,545,000. The other 50% member is Newcourt Capital USA, Inc. As specified by the Limited Liability Company Agreement, the Company and Newcourt Capital USA, Inc. each appointed three members to serve on Crystech's six member Board of Managers.

    Crystech was formed to construct and operate a molasses desugarization facility in Hillsboro, North Dakota. The total cost of the facility is estimated at $103.0 million. It is anticipated that the plant will have the capacity of processing 200,000 tons annually of softened molasses for conversion to sugar and other agri-products. Construction on the facility began in June 1998 and is anticipated to be completed in January 2000.

    Under the Note Purchase Agreement between Crystech and the Crystech Senior Lender Trust (the "Trust"), the Trust agreed to provide term debt to Crystech in the sum of $86,005,000 via the purchase of notes from Crystech. Additionally, the Company has agreed to provide $13,905,000 of subordinated debt to Crystech. To support the construction of the facility, periodic draws from the trust account are made several times each month during the entire construction period. These draws are subject to certain approvals by the independent engineer and Newcourt Capital USA, Inc., as agent for Crystech Senior Lender Trust.

    As of August 31, 1999, Crystech was committed to construction costs related to an Engineering, Procurement and Construction (EPC) Contract totaling $78.9 million. As of August 31, 1999, Crystech had incurred $68.1 million related to this contract. The EPC Contract with the general contractor of the project, Process Systems Inc. of Memphis, Tennessee, also specifies certain cost guarantees, and mechanical and performance warranties.

    The Company has a 12-year tolling services agreement with Crystech whereby upon completion of construction, the Company pays for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company. The tolling agreement may be terminated by the Company if the specific operational processing performance required of Crystech in the contract is not achieved.

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

    To pursue the goal of maintaining and improving upon its current status as a low cost producer, the Company intends to focus on working with its members to increase the productivity of the members' sugarbeet farming operations. In addition, the Company plans to focus on cost reduction at the factory level. At the member level, the Company expects to focus on, among others, programs for nitrogen management and new seed varieties. At the factory level, the Company intends to pursue on-going maintenance and improvements. The Company is part of the Crystech joint venture to construct and operate a molasses desugarization plant at the Company's Hillsboro plant, which would allow the Company to desugar the balance of its molasses to extract additional sugar. Currently, only approximately one-half of the Company's molasses is desugared. The Company's goal in participating in the molasses desugarization plant is to reduce the Company's average cost of sugar production, through the use of current separation technologies.

Employees

    As of August 31, 1999, the Company had 1,257 full-time employees, of which 1,035 were hourly and 222 were salaried. The Company also had 35 part-time employees. In addition, the Company employs approximately 441 additional hourly seasonal workers during the sugarbeet harvest and approximately 394 hourly seasonal workers during the remainder of the sugarbeet processing campaign. The Company also contracts with a third party agency for approximately 1,000 additional workers during the sugarbeet harvest.

    Substantially all of the hourly employees at the factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by a collective bargaining agreement expiring July 31, 2002. Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM. The Company considers its employee relations to be excellent.

    Substantially all employees who meet eligibility requirements of age and length of service are covered by one of the Company's two defined benefit retirement plans. Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans. The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death. The Company's policy is to fund pension costs accrued, and the plans were fully funded for vested benefits as of February 28, 1999, the end of the most recent plan year. Union and nonunion employees are also eligible to participate in 401(k) savings plans.

Important Factors

    The financial results of the Company's operations and the payments made to its members for their sugarbeets may be directly and materially affected by many factors, including prevailing prices of sugar and agri-products, the Company's ability to market its sugar competitively, the weather, government programs and regulations, and costs and expenses. Beyond the factors that may impact the Company's business generally, the Company is involved in several ventures that may also materially affect the financial results of the Company's operations.

  Competition

    The Company sells sugar through United Sugars Corporation in direct competition with beet and cane sugar produced by other sugar companies. Because sugar is a fungible commodity, competition for sales volume is based primarily upon customer service, price and reliability, though differences in proximity to various geographic markets within the United States result in differences in freight and shipping costs which in turn affect pricing and competitiveness in general.

    In addition to sugar, the overall sweetener market includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame. Differences in functional properties and prices have tended to define the use of these various sweeteners. For example, corn sweeteners are generally limited to applications where a liquid sweetener can be used. Non-nutritive sweeteners presently do not provide the bulk and other physical properties of sugar. Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks. The Company is not able to predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on the Company and its members.

    According to the U.S. Department of Agriculture (USDA) statistics, the Red River Valley is generally one of the most cost efficient sugarbeet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other producers of sugar in the United States. In spite of this competitive advantage, substitute products and sugar imports could have a material and adverse effect on the Company's operations in the future.

  Weather and Other Factors

    The sugarbeet, as with most other crops, is affected by weather conditions during the growing season. Additionally, weather conditions during the processing season affect the Company's ability to store sugarbeets held for processing. Growing and storage conditions different from the Company's expectations may change the quantity and quality of sugarbeets available for processing and therefore may affect the quantity of sugar produced by the Company.

    A significant reduction in the quantity or quality of sugarbeets harvested resulting from adverse weather conditions, disease or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to the Company and its members.

  Government Programs and Regulations; Legislation

    The nature and scope of future regulation and legislation affecting the sugar market cannot be predicted and there can be no assurance that price supports and market protections will continue in their present forms. If the price support programs were eliminated in their entirety, or if the protection the United States' price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies which would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the desirability of growing sugarbeets for delivery to the Company, the Company's financial results, and the Company's continued viability.

    Under the current terms of NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market. These increased imports could oversupply the U.S. market and force the price of sugar down. Any fluctuation in the price of sugar has an impact on the beet payments that are made to members. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA and is also pursuing legal remedies to address the matter. If the sugar industry is unsuccessful in these and any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

    From fiscal years 1990 to 1996, the sugar industry was required to remit to the Commodity Credit Corporation a nonrefundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound for refined beet sugar. The Federal Agriculture Improvement and Reform Act of 1996 increased the assessment for fiscal years 1997 through 2003 to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound. In response to the downturn in the agriculture economy, Congress included a provision in the fiscal year 2000 federal agricultural appropriations bill to alleviate the sugar industry from paying the assessment for fiscal years 2000 and 2001. Thus, from October 1, 1999 to September 30, 2001, the Company will not be required to pay a marketing assessment to the Commodity Credit Corporation.

  Environmental Matters

    The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an on-going and expanding control program designed to meet these environmental laws and regulations. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have adverse financial consequences for the Company.

  Year 2000 Compliance

    The Company has completed a year 2000 compliance plan, and to the best of its knowledge, all of its critical information technology and non-information technology systems will be year 2000 compliant by December 31, 1999. A lack of year 2000 compliance on the part of a supplier of the Company, however, may adversely affect the operations and financial performance of the Company by causing complications of, or otherwise affecting, the operations of the Company. The Company has contacted its significant suppliers and customers as part of its year 2000 compliance plan. Although the results of this effort indicate that many of the Company's customers and suppliers expect to be year 2000 compliant, the Company is currently unable to predict the magnitude of the operational and financial impact on the Company if year 2000 compliance issues with the Company's suppliers and customers arise. In the ordinary course of business, the Company keeps a supply of maintenance parts and supplies and stockpiles of coal, coke and limerock. The Company plans to stockpile supplies of coal, coke and limerock in sufficient amounts to continue production for a limited period of time in the event its suppliers are unable to deliver these supplies.

Item 2.  PROPERTY AND PROCESSING FACILITIES

    The Company operates five sugarbeet processing factories in the Red River Valley. The factories are located in Crookston, East Grand Forks and Moorhead, Minnesota and Drayton and Hillsboro, North Dakota. The Company owns all of its factories and the land on which they are located. The factories range in size from 150,000 to 400,000 square feet and have a combined sugarbeet processing capacity, expressed in terms of quantity of sugarbeets which may be sliced into strips or "cossettes," of approximately 33,500 tons per day. The Crookston, Minnesota plant has a capacity of 5,400 tons of sugarbeets per day, the East Grand Forks, Minnesota plant has a capacity of 9,000 tons of sugarbeets per day and the Moorhead plant has a capacity of 5,400 tons of sugarbeets per day. The Company's Hillsboro, North Dakota plant has a capacity of 7,700 tons of sugarbeets per day, while the Drayton, North Dakota plant has a capacity of 6,000 tons of sugarbeets per day. Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated and cold storage sites. Each processing factory includes the washing and slicing equipment necessary to cut the sugarbeets into cossettes, the diffusers necessary to extract sugar from the cossettes in the form of "raw juice" and the purification systems necessary to remove impurities from the raw juice. The factories also contain the evaporators and vacuum pans necessary to thicken the raw juice and then to crystallize the sugar. Each factory also contains the centrifuges and dryers necessary to complete the process. The Company's sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories. Each of the Company's facilities is currently operating at or near its capacity.

    During 1999 the Company completed a number of capital improvements to its facilities. Process storage tanks and the expansion of the sugar crystallization station to enhance sugar recovery and allow extended processing were completed at the East Grand Forks factory. Improvements were made at all facilities for outside sugarbeet storage by reducing pile heights through the expansion of current sites and new pile insulation technology. Other significant projects included an upgrade to the East Grand Forks factory waste water treatment facility and a tailings recovery project at the Drayton factory.

    Current capital projects in progress include a $13.1 million project at the East Grand Forks factory to replace the carbonation stations which will reduce coke and limerock requirements and increase the quality of sugar extracted. The Company is also participating in a $103 million joint venture to build a molasses desugarization (MDS) plant at the Hillsboro facility to process the balance of the Company's molasses to extract additional sugar (see Joint Venture Crystech, LLC).

    The Company's corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota. The Company also has a 100,000 square foot research center situated on approximately 200 acres in Moorhead, Minnesota. The Company owns both facilities, and owns numerous sites as sugarbeet receiving and storage stations. All of the Company's property, plant and equipment is mortgaged or pledged as collateral for its indebtedness to CoBank, Agricultural Credit Bank ("CoBank").

Item 3.  LEGAL PROCEEDINGS

    From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. The Company is currently involved in certain legal proceedings which have arisen in the ordinary course of the Company's business. The Company is also aware of certain other potential claims which could result in the commencement of legal proceedings. The Company carries insurance which provides protection against certain types of claims. With respect to current litigation and potential claims of which the Company is aware, the Company's management believes that (i) the Company has insurance protection to cover all or a portion of any judgments which may be rendered against the Company with respect to certain claims or actions and (ii) any judgments which may be entered against the Company and which may exceed such insurance coverage or which may arise in actions involving potential liabilities not covered by insurance policies are not likely to have a material adverse effect upon the Company, or its assets or operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 1999.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company currently has 2,951 shares of the Common Stock and 498,570 shares of the Preferred Stock outstanding. There is no established public market for the Company's Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company's shares have been transferred.

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

    Pursuant to an exercise of contract rights held by Daniel McCarty, under the Long Term Incentive Plan (See "Incentive Plans"), the Company sold 155 shares of its Preferred Stock to a qualified member in May of 1998 at a purchase price of $1,500 per share. All of the proceeds from this isolated sale were paid to Mr. McCarty pursuant to the terms of the Long Term Incentive Plan. The Company did not register this sale under the Securities Act based on the belief that such a sale is exempt from registration under Section 4(2) of the Act.

Item 6.  SELECTED FINANCIAL DATA

    The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	1999	1998	1997	1996	1995
Net Revenues	$843,968	$676,625	$677,004	$688,012	$605,960
Net Proceeds(1)	$369,681	$313,007	$373,649	$316,244	$326,693
Total Assets	$665,892	$648,118	$581,504	$465,136	$420,890
Long-Term Debt, including current maturities	$252,050	$212,495	$204,600	$190,919	$119,029
Members' Investments	$241,286	$224,843	$175,928	$152,136	$142,047
Property and Equipment
Additions, net of retirements	$58,692	$98,992	$69,542	$43,168	$48,394
Working Capital	$56,733	$30,357	$45,652	$32,071	$28,046
Ratio of Long-Term Debt to Equity(2)	.97:1	.87:1	1.06:1	1.17:1	.75:1
Ratio of Net Proceeds to Fixed Charges(3)	8.8	11.3	13.5	16.5	11.8

	Fiscal Year Ended August 31, (In Thousands, except for tons purchased per acre and Net Beet Payment per ton)
Production Data(4)
	1999	1998	1997	1996	1995
Acres harvested	481	462	459	429	413
Tons purchased	10,679	8,553	8,313	8,029	8,332
Tons purchased per acre harvested	22.2	18.5	18.1	18.7	20.2
Net beet payment per ton of sugarbeets purchased, plus unit retains	$34.67	$37.73	$47.12	$39.44	$39.89
Sugar hundredweight
Produced	25,453	21,528	22,465	19,947	21,369
Sold, including purchased sugar	27,552	21,735	20,579	22,179	19,702
Purchased sugar sold	798	901	869	490	509
Pulp and molasses tons
Produced	844	679	690	651	643
Sold	961	651	618	638	659

(1)
Net Proceeds are the Company's gross revenues, less the costs and expenses of producing and marketing sugar, agri-products and sugarbeet seed, but before payments to members for sugarbeets. Payments to be made to members for the delivery of sugarbeets are liabilities of the Company. (For a more complete description of the calculation of Net Proceeds, see "Description of Business Growers' Contracts.")

(2)
Calculated by dividing the Company's long term debt, exclusive of the current maturities of such debt, by members' investments.

(3)
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

(4)
Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 1999 relates to the crop of 1998).

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Liquidity and Capital Resources

    Under the Company's Bylaws and Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to the Company and are net of unit retains allocated to them, both of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank. The Company has a long-term debt commitment with CoBank during 1999 of $201.2 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $34.8 million from seven separate issuances of Pollution Control and Industrial Development Revenue Bonds. The Company also has a seasonal line of credit with CoBank of $290 million that includes a line of credit with Norwest Bank for $10 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company's commercial paper program provides short-term borrowings of up to $150 million.

Results of Operations

    The U.S. sweetener industry experienced three significant trends during the 1970s and 1980s: increased consumption of non-nutritive sweeteners, principally aspartame; the increased use of high fructose corn syrup (HFCS) as a substitute for refined sugar (sucrose) in certain food products, primarily beverages; and a significant degree of sugar industry consolidation.

    U.S. sugar consumption has continued to expand over the past decade, with domestic demand increasing from 153 million hundredweights in 1988 to 188 million hundredweights in 1999. Growth rates averaged close to 1.6% annually during the 1990's. Sugar consumption growth rates are a function of population growth, which has increased slightly over the past five years, and food market trends. The Company believes that sugar consumption should continue to grow between 1 and 2% in connection with population growth.

    The Company's operational results are substantially dependent on market factors, including domestic prices for refined sugar. These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States farm and trade policy, that the Company is unable to predict (see "Item 1. Business—Important Factors ").

    In addition, highly variable weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing. Sugar prices were at a premium during 1995 and 1996 due to shortages of domestic sugarbeet production and less than adequate cane refinery capacity to cover this shortfall. Prices for domestic refined sugar declined over the past few years to a level closer to average due to increased sugar supplies.

Comparison of the Years Ended August 31, 1999 and 1998

    Revenue for the year ended August 31, 1999, was $844.0 million, an increase of $167.3 million from 1998. Revenue from total sugar sales increased 27.0%, reflecting a 26.8% increase in hundredweight sold and a .2% increase in the average selling price per hundredweight. Revenue from pulp sales increased 2.8% due to a 30.6% increase in the volume of tons sold, partially offset by a 21.3% decrease in the average selling price per ton. Revenue from molasses sales increased 18.8% due to an 81.3% increase in the volume of molasses sold, partially offset by a 34.5% decrease in the average selling price per ton. Revenue from Concentrated Separated By-Product (CSB) decreased 13.1% due to a 17.4% decrease in the average selling price per ton, partially offset by a 5.2% increase in the volume of CSB sold.

    Cost of product sold, exclusive of payments to members for sugarbeets, increased $73.2 million. This was due to lower inventory levels at the end of 1999 and higher costs related to processing a larger crop. Direct costs increased by 16.8% due to harvesting a 24.9% larger crop and processing 20.6% more sugarbeets. The cost associated with purchased sugar decreased $2.4 million in 1999 compared to 1998, due to more produced sugar available to meet customer requirements. Fixed and committed expenses increased 20.9% primarily due to higher depreciation and maintenance costs.

    Selling expenses increased $35.3 million. The increase is primarily attributable to the increase in the volumes of products sold. General and Administrative expenses increased approximately 7.7% from 1998 due to general cost increases.

    Interest expense increased from $14.4 million for the year ended August 31, 1998, to $22.0 million in 1999. Higher inventory levels throughout most of the year, the processing of a larger crop, and increased term debt to finance capital improvements resulted in higher overall borrowing levels.

    Non-member business activities resulted in a loss of $.5 million for the year ended August 31, 1999, as compared to a loss of $9.7 million in 1998. This change is primarily the result of the gain on the sale in 1999 of certain sugarbeet seed assets to Betaseed, Inc., a wholly owned subsidiary of KWS, and the reduced loss in 1999 as compared to 1998, from the investments in ProGold.

    Payments to members for sugarbeets increased by $34.7 million from $314.1 million for the year ended August 31, 1998 to $348.8 million in 1999. The increase is primarily attributable to a 24.9% increase in tons harvested partially offset by a lower per-ton beet payment.

Comparison of the Years Ended August 31, 1998 and 1997

    Revenue for the year ended August 31, 1998, was $677.0 million, virtually the same as in 1997. Revenue from sugar sales increased 1.8%, reflecting a 5.6% increase in hundredweight sold, offset by a 3.7% decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 18.3% due to a 25.1% decrease in the average selling price per ton, partially offset by a 9.1% increase in the volume of pulp sold. Revenue from molasses sales decreased 14.3% due to a 1.4% decrease in the volume of molasses sold and a 13.1% decrease in the average selling price per ton. Revenue from CSB decreased 8.5% due to a 1.3% decrease in the volume of CSB sold and a 7.4% decrease in the average selling price per ton.

    Cost of product sold, exclusive of payments to members for sugarbeets, increased $64.5 million. This was primarily due to an increase in inventories during 1997, which decreased the cost of product sold in 1997 by $62.1 million. Direct costs increased primarily due to a 2.9% larger crop. The cost associated with purchased sugar decreased $.8 million in 1998 compared to 1997, when the short supply of inventory at the beginning of the fiscal year created a greater need to purchase sugar to meet customer requirements. Fixed and committed expenses increased by 6.4% due to higher depreciation and higher storage costs.

    Selling expenses increased $11.6 million. The increase is attributable primarily to the increase in the freight and packaging costs. General and Administrative expenses were approximately the same as 1997.

    Interest expense decreased from $18.3 million during the year ended August 31, 1997, to $14.4 million for the same period in 1998. This resulted from an increase in pollution control bond interest income, increased bank patronage income along with an increase in interest charged to United Sugars Corporation related to the marketing assets used by that company.

    Non-member business activities resulted in a loss of $9.7 million for the year ended August 31, 1998, as compared to a loss of $18.1 million for the same period in 1997. The majority of this loss is related to the Company's investment in ProGold Limited Liability Company.

    Payments to members for sugarbeets decreased by $61.0 million from $375.1 million during the year ended August 31, 1997 to $314.1 million during the same period in 1998. The decrease is attributable primarily to a lower per-ton beet payment for fiscal 1998.

Comparison of the Year Ended August 31, 1997 and 1996

    Revenue for the year ended August 31, 1997, was $677.0 million, a decrease of $11.0 million from the same period in 1996. Revenue from sugar sales decreased 1.8% reflecting a 7.2% decrease in hundredweight sold and a 5.9% increase in the average selling price per hundredweight. Revenue from pulp sales increased 5.1% due to a 2.9% increase in the volume of pulp sold and a 2.1% increase in the average selling price per ton. Revenue from molasses sales decreased 11.5% due to a 12.3% decrease in the volume of molasses sold partially offset by a .9% increase in the average selling price per ton. Revenue from CSB increased 21.2% due to a 10.3% decrease in the volume of CSB sold and a 35.5% increase in the average selling price per ton.

    Cost of product sold, exclusive of payments to members for sugarbeets, decreased $80.8 million. The decrease was primarily due to the amount of products sold compared to the prior year which was partially offset by increased direct processing costs. Changes in product inventory levels decreased the cost of product sold by $103.0 million. The cost associated with sugar purchased to meet customer needs was up $1.1 million due to the short supply of inventory at the beginning of the fiscal year. Fixed and committed expenses increased by 4.7% due to higher depreciation costs.

    Selling expenses decreased $10.5 million. The decrease is attributable primarily to the decrease in the volume of sugar and agri-products sold. General and Administrative expenses decreased $2.7 million due primarily to lower outside services and other general cost decreases.

    Interest expense increased $7.1 million from $11.2 million during the year ended August 31, 1996, to $18.3 million for the same period in 1997. This resulted from higher average borrowing levels for long and short-term debt.

    Non-member business activities resulted in a loss of $18.1 million for the year ended August 31, 1997 as compared to a loss of $.4 million for the same period in 1996. The majority of this loss is related to the Company's investment in ProGold Limited Liability Company.

    Payments to members for sugarbeets increased by $74.5 million from $300.6 million during the year ending August 31, 1996 to $375.1 million during the same period in 1997. The increase is attributable to a higher per-ton beet payment and an increase in tons harvested.

1999 Crop and Estimated Fiscal Year 2000 Information

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

    This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1999 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1999 sugarbeet crop, the net selling price for the sugar and agri-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop, are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein. As indicated above, the Company will prepare new, then-current estimates in connection with the payment to the members of the second installment of the Net Beet Payment. That installment is expected to be made to the members with respect to the 1999 sugarbeet crop on or about March 31, 2000.

    The completed harvest of the sugarbeet crop grown during 1999 produced a total of 9.7 million tons of sugarbeets, or approximately 19.9 tons of sugarbeets per acre from approximately 487,000 acres. That production exceeded 17.8 tons per acre, which is the ten-year average of tons per acre for crops grown in the years 1989 through 1998. The sugar content of the 1999 crop is 17.37% in comparison to a ten year average for the applicable period of approximately 17.36%. The Company expects to produce a total of approximately 26.4 million hundredweight of sugar from the 1999 crop, an increase of approximately 3.6% compared to the 1998 crop. Such sugar production provides a total sugar recovery of approximately 273 pounds of sugar for each ton of sugarbeets harvested by the Company.

    The Company's anticipated recovery of sugar from each ton of sugarbeets results in expected sugar revenue per ton of sugarbeets in an amount equal to $60.99 per ton.

    The Company's sales of sugar must be added to the revenue produced by the agri-products: molasses, sugarbeet pulp and concentrated separated by-product to determine the net beet payment. The Company's estimates of additional revenue from those sources would be $3.18 per ton of sugarbeets.

    From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company's operating costs, which are currently estimated to be $29.17 per ton. The deduction of those operating costs results in an estimated gross beet payment of $35.00 per ton of sugarbeets. With the deduction of an anticipated unit retain of $2.00 per ton for the fiscal year ending on August 31, 2000, the Company's current estimated Net Beet Payment is $33.00 per ton of sugarbeets. If successful in achieving the estimated results, the Company's Net Beet Payment will be lower than the ten year average Net Beet Payment by approximately $6.86 per ton.

Year 2000 Compliance

    The Company has made extensive efforts to become year 2000 compliant. The Company has completed a year 2000 compliance plan, and to the best of its knowledge, all of its critical internal information technology and non-information technology systems will be year 2000 compliant by December 31, 1999. The Company has incurred approximately $60,000 in expenses during the fiscal year to resolve the remaining year 2000 compliance issues. The Company has also spent approximately $148,000 during the 1999 fiscal year for new software and hardware.

    In February, 1997, a new Enterprise Resource Planning ("ERP") computer software package and related hardware was installed which made most of the company-wide computer systems and its hardware compliant for the year 2000. This package included software for the financial applications such as accounts payable, accounts receivable and general ledger as well as costing, project accounting, sales and distribution, plant maintenance, and production planning. The payroll and human resources software has also been upgraded to be year 2000 compliant and is running on hardware that is also year 2000 compliant.

    Work has also been completed at the Company's factories to ensure the systems and controls used in the day-to-day production of sugar will not be adversely effected by year 2000 problems.

    A Year 2000 Assessment Team was formed with representation from various locations and departments, information services functions as well as two of the Company's associated companies, United Sugars Corporation and Midwest Agri-Commodities Company. The team has gone through the process of assessing what additional systems the Company uses and if there are any year 2000 compliance problems. The systems that were determined to be non-compliant were examined, risk assessed and action was taken as deemed appropriate and necessary.

    A lack of year 2000 compliance, on the part of a supplier of the Company, however, may adversely affect the operations and financial performance of the Company by causing complications of, or otherwise affecting, the operations of the Company. The Company has contacted its significant suppliers and customers as part of its year 2000 compliance plan. The Company's goal was to identify any potential year 2000 compliance issues with the enterprises with whom the Company does business. Although the results of this effort indicate that many of the Company's customers and suppliers expect to be year 2000 compliant, the Company is currently unable to predict the magnitude of the operational and financial impact on the Company if year 2000 compliance issues with the Company's suppliers and customers arise. In the ordinary course of business, the Company keeps a supply of maintenance parts and supplies and stockpiles of coal, coke and limerock. In anticipation of any stoppage or delay in delivery of these supplies, the Company will increase these stockpiles to allow the Company to continue production for a limited period of time.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in the interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market-risk sensitive financial instruments, including long term debt.

    The Company does not believe that there is any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

Item 8.  FINANCIAL STATEMENTS

    The financial statements of the Company for the fiscal years ended August 31, 1999, 1998 and 1997 have been audited by Eide Bailly LLP, independent certified public accountants. Such financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The financial statements of the Company are included in Appendix A to this annual report.

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

    The table below lists certain information concerning current directors of the Company.

Name and Address	Year of Birth	Factory District	Director Since	Term Expires Dec.
Michael A. Astrup	1953	Moorhead	1996	2002*
Box 219
Dilworth, MN 56529
Jerry D. Bitker	1948	Hillsboro	1996	2002*
1694 Co. Highway #19
Halstad, MN 56548
Richard Borgen	1949	Moorhead	1997	2000
1544 Co. Highway #39
Perley, MN 56574
Aime J. Dufault	1954	East Grand Forks	1990	2000
RR 1, Box 162
Argyle, MN 56713
Steven M. Goodwin	1958	East Grand Forks	1995	2001
RR 3, Box 116
Angus, MN 56712
Court G. Hanson	1948	Hillsboro	1993	2001
RR 2, Box 1
Blanchard, ND 58009
Lonn M. Kiel	1953	Crookston	1994	2000
RR 3, Box 71
Crookston, MN 56716
David J. Kragnes	1952	Moorhead	1995	2001
10600 60th St. N.
Felton, MN 56536
Francis L. Kritzberger	1945	Hillsboro	1996	2000
RR #1, Box 22
Hillsboro, ND 58045
Wayne Langen (Chairman)	1939	Drayton	1988	2000
Box 133
Kennedy, MN 56733
Patrick D. Mahar	1942	Drayton	1993	2002*
RR 1, Box 363
Cavalier, ND 58220-9789
Ronald E. Reitmeier	1945	Crookston	1996	2002*
RR 1, Box 49
Fisher, MN 56723
Jim A. Ross	1950	Crookston	1998	2001
RR 1, Box 5
Fisher, MN 56723
G. Terry Stadstad	1943	East Grand Forks	1993	2002*
1774 22nd Avenue NE
Grand Forks, ND 58203
Robert Vivatson (Vice Chairman)	1949	Drayton	1992	2001
PO Box 631
Cavalier, ND 58220

*
These Directors were all re-elected for additional terms at the 1999 Factory District meetings held in November 1999. Their terms will now expire in 2002.

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

    Jim A. Ross. Mr. Ross has been a director since 1998. Mr. Ross has farmed near Fisher, Minnesota since 1971 and is a board member of Fisher Fuel and Hardware Cooperative.

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

    The Board of Directors meets monthly. The Company provides its directors with compensation consisting of (i) a payment of $200 per month, (ii) a per diem payment of $200 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors' meetings. The Chairman of the Board of Directors receives a payment of $500 per month, rather than $200 per month; the Chairman also receives a per diem in the amount of $200 for each day spent on Company activities.

Executive Officers

    The table below lists the principal officers of the Company, none of whom owns any shares of Common or Preferred Stock. Officers are elected annually by the Board of Directors.

Name	Year of Birth	Position
James J. Horvath	1945	Chief Executive Officer
James W. Dudley	1950	Vice President—Agriculture
Joseph J. Talley	1960	Vice President—Finance
David A. Berg	1954	Vice President—Administration
David A. Walden	1953	Vice President—Operations
Daniel C. Mott	1959	Secretary
Samuel S. M. Wai	1953	Treasurer and Assistant Secretary
Thomas S. Astrup	1968	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	1955	Assistant Secretary & Assistant Treasurer
Ronald K. Peterson	1955	Assistant Secretary & Assistant Treasurer
David L. Malmskog	1957	Assistant Secretary & Assistant Treasurer

    James J. Horvath. Mr. Horvath was named Chief Executive Officer in May, 1998. He served as Chief Financial Officer from 1996 to 1998. From 1994 to 1996, Mr. Horvath served as the Company's Vice President—Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company. Mr. Horvath also served as the Company's Vice President—Finance from 1985 to 1994. Mr. Horvath currently serves on the Boards of Directors of United Sugars Corporation and Midwest Agri-Commodities Company.

    James W. Dudley. Mr. Dudley was appointed Vice President—Agriculture in January, 1998. He had served as Vice President—Operations, Factory Operations Manager and Regional Manager from 1985 through 1997.

    Joseph J. Talley. Mr. Talley was named Vice President—Finance in 1998. He served as the Company's Treasurer and Finance Director, Assistant Treasurer and Assistant Secretary from 1996 until his appointment as Vice President—Finance. Mr. Talley served as Finance Director of ProGold Limited Liability Company from 1994 through 1996. He currently serves on the Board of Governors for ProGold Limited Liability Company and on the Board of Directors of Midwest Agri-Commodities Company. Prior to July 1994, Mr. Talley was a partner with the accounting firm of Eide Helmeke PLLP.

    David A. Berg. Mr. Berg served as a Factory Shift Supervisor and Packaging and Warehousing Superintendent during 1998 as part of a development assignment. In October 1998, he was named Vice President—Administration. During the period from 1994 to 1998, Mr. Berg served as the Company's Vice President—Business Development, Vice President—Strategic Planning, Director—Market Information, Manager of Marketing and Analysis and Manager—Economic Research. He currently serves on the Domestic Sugar Committee of the New York Coffee, Sugar and Cocoa Exchange which oversees the administration and regulatory compliance of sugar futures contracts traded on the Exchange.

    David W. Walden. Mr. Walden was elected Vice President of Operations in January 1998. He served as Production Manager from 1995 until 1998. He joined the Company in 1979 as a Resident Engineer at the Crookston facility and has held positions of Engineering and Maintenance Superintendent, Production Superintendent, Assistant Operations Manager and Maintenance Manager. Mr. Walden also serves as the chairman of the Board of Managers of Crystech LLC.

    Daniel C. Mott. Mr. Mott became the Company's Secretary during 1999. Previously, he had served as Assistant Secretary since 1995. He is a Partner in the law firm of Oppenheimer Wolff & Donnelly LLP. The firm acts as corporate counsel to the Company. Mr. Mott is not an employee of the Company.

    Samuel S. M. Wai. Mr. Wai was named the Company's Treasurer and Assistant Secretary in 1999. He served as the Company's Corporate Controller from 1996 until 1999 and was the Company's Treasurer from 1985 to 1996. He held various financial positions with the Company from 1979 to 1985. Mr. Wai also serves on the Board of Managers of Crystech LLC and as Treasurer of the American Crystal Sugar Political Action Committee. Mr. Wai also serves on the Board of Directors of the Institute of Cooperative Financial Officers.

    Thomas S. Astrup. Mr. Astrup currently serves as the Company's Corporate Controller, Assistant Treasurer and Assistant Secretary. From 1997 until 1999, he held the position of Controller for Midwest Agri-Commodities Company. He was also the Corporate Accountant for ProGold Limited Liability Company from 1994 to 1997.

    Mark L. Lembke. Mr. Lembke was named Assistant Secretary and Assistant Treasurer in 1996. He currently serves as Finance Administration Manager. Mr. Lembke served as the Company's Corporate Accounting Manager from 1995 to 1999. From 1987 through 1995, Mr. Lembke served as Factory Accounting Supervisor.

    Ronald K. Peterson. Mr. Peterson has served as Assistant Treasurer and Assistant Secretary since 1993. He currently holds the position of Accounting and Systems Manager. From 1996 to 1999 Mr. Peterson was the Financial Systems Manager and from 1991 to 1995 served as the Company's Corporate Accounting Manager. Mr. Peterson has held various financial positions with the Company since 1979. He is also the Assistant Treasurer for American Crystal Sugar Political Action Committee.

    David L. Malmskog. Mr. Malmskog currently serves as Director—Business Development and was appointed Assistant Secretary and Assistant Treasurer in 1998. Mr. Malmskog has held various financial positions with the Company since 1980.

Item 11.  EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1999 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the four other most highly compensated current executive officers of the Company whose cash compensation exceeded $100,000 per annum. Information is also included for two executive officers who retired during 1999.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Payouts
	Year	Salary ($)	Incentive Compensation ($)	Other Annual Compensation ($)(1)	LTIP Payouts ($)(2)	All Other Compensation ($)(3)
James J. Horvath Chief Executive Officer*	1999 1998 1997	$388,840 $270,031 $216,228	$103,000 $64,556 $97,943	$34,249 $51,354 $37,958	$4,197 $19,546 $45,925
David A. Berg Vice President—Administration	1999 1998 1997	$152,994 $138,412 $124,211	$39,000 $35,053 $56,084	$14,735 $15,180 $11,527	$1,852 $8,624 $20,261
James W. Dudley Vice President—Agriculture	1999 1998 1997	$177,900 $176,034 $160,423	$30,000 $35,580 $72,776	$15,987 $28,713 $20,042	$3,456 $16,096 $37,820
Joseph J. Talley Vice President—Finance**	1999 1998 1997	$154,231 $133,992 $119,927	$49,008 $25,584 $32,708	$12,594 $8,135 $5,819
David A. Walden Vice President—Operations***	1999 1998 1997	$158,561 $126,765 $104,540	$35,000 $22,796 $28,440	$14,966 $10,311 $8,164
Lawrence L. Mathias	1999	$98,118	$—	$18,599	$3,333	$205,718
Vice President—Human Resources	1998	$177,192	$35,558	$52,797	$15,522
and Public Relations (Retired)****	1997	$171,483	$69,044	$42,840	$36,470
Marcus F. Richardson(4)	1999	$128,163	$75,000	$28,790	$10,425	$377,823
Chief Operating Officer	1998	$263,339	$52,897	$90,265	$47,713
(Retired)****	1997	$253,453	$114,550	$71,718	$112,111

*	Effective May 15, 1998
**	Effective May 27, 1998
***	Effective January 6, 1998
****	Effective January 2, 1999
(1)
Includes the cost of additional life insurance coverage, use of a company car, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, car allowances, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)
Represents the sum of (i) dollar value at $1,500 per share of contract rights with respect to the vested portion of contract rights granted to the executive under the company's LTIP plan (described below) during the fiscal year; and (ii) "profit per acre payments" made to the executive under the Company's LTIP plan. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive.

(3)
Represents cash payments made pursuant to Retirement and Release Agreements between the Company and Lawrence L. Mathias and between the Company and Marcus F. Richardson.

Employment Agreement with CEO

    Effective May 15, 1998, the Company and Mr. Horvath entered into an agreement regarding Mr. Horvath's employment by the Company. The agreement provides that Mr. Horvath shall serve as an "at will" employee at the pleasure of the Board of Directors. The agreement also contains the provision of a three-year non-compete/non-solicitation agreement with Mr. Horvath. Among other terms, the agreement establishes Mr. Horvath's base compensation at $388,840 per year, and also provides that he may participate in other benefit plans offered by the Company. If the Board of Directors terminates Mr. Horvath's employment with the Company without cause, Mr. Horvath shall receive of severance payment equal to three (3) years of Mr. Horvath's base compensation.

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

Incentive Plans

    Certain management employees are entitled to participate in an incentive program that provides for cash awards based partially on the performance of the Company and partially on achievement of certain management performance objectives. The performance objectives of the CEO are determined by the Board of Directors. The performance objectives of other executives are determined by the CEO. An executive is not eligible for any awards under the incentive program if that executive's performance for the applicable fiscal year is rated as "unsatisfactory." The amount of the incentive bonus is dependent on the executive's responsibilities, the performance of the Company and the results of the executive's evaluation for the fiscal year.

    Effective September 1, 1995, the Company adopted a Long Term Incentive Plan ("LTIP") which provides deferred compensation to certain key executives of the Company. The LTIP created financial incentives that reward executives for long-term commitment to the Company and for successfully implementing the Company's long-term growth strategies. Such incentives are based upon contract rights which are available to the executive under the terms of the LTIP, the value of which is related to the value of preferred shares of the Company. The LTIP allows participants to purchase a limited number of contract rights at the end of each three-year cycle. The LTIP establishes both minimum and maximum ownership levels. When an executive reaches his minimum ownership level, he or she may sell any vested shares over the minimum to any qualified grower. The executive or his estate may also sell any vested shares at the time of his termination, disability or death. At the point of sale, the contract right becomes a share of Preferred Stock which the Company issues to the purchasing grower. The executive receives the proceeds of the sale, less appropriate taxes. The long-term cost of the stock will not be to the Company, but to the grower who eventually purchases the stock from the executive. The LTIP also provides for annual payments of "profit per acre payments" to executives holding contract rights. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive. The contract rights acquired under this plan terminate five years after the executive's employment with the Company is terminated, if not exercised by the executive.

    A total of 717 contract rights have been granted under the plan. The table below lists executives named in the executive compensation table who have been granted and hold contract rights with respect to the number of shares set forth below. Each contract right listed below carried a stated value upon grant of $1,485 per share; the current stated value is $1,500 per share.

Long-Term Incentive Plan Awards in Last Fiscal Year

Executive Officers	Contract Rights	Representative Payout(1)
Marcus F. Richardson	249	$10,245
James J. Horvath	102	$4,197
James J. Dudley	28	$3,456
Lawrence L. Mathias	81	$3,333
David A. Berg	45	$1,852

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

    To date, only Mr. McCarty, the former CEO, has exercised his contract rights, having sold 155 contract rights in May, 1998.

    Contract rights were available under the LTIP with regard to fiscal years 1996, 1997, and 1998. Contract rights are no longer being made available to the executives under the LTIP. However, the profit per acre payments discussed above will continue to be made under the terms of the plan for so long as participants remain in the plan.

    In June of 1999, the Board of Directors adopted a new Long-Term Incentive Plan which is effective with respect to fiscal year 2000. Under the new plan, awards will be based upon progress towards achieving certain long-term strategic objectives established by the Board of Directors. Incentive awards under the plan will range from 0 to 40% of base compensation for the Vice Presidents and from 0 to 80% of base compensation for the President. The actual amount of the award available to a given individual will be based upon that individual's performance level. Awards paid under the plan may be paid in the form of cash paid to the employee's Supplemental Executive Retirement Plan, as discussed below, or in the form of contract rights to be paid in a manner consistent with the LTIP discussed above, in each case as determined by the Board of Directors. All awards will be subject to a three year vesting schedule. The Board of Directors retains the discretion to determine the amount of any cash awards and/or contract rights to be made available to plan participants with respect to a given fiscal year.

Retirement Plans

    The Company has established noncontributory, defined benefit retirement plans which are available to all eligible employees of the Company. Those employees who are covered by a collective bargaining agreement participate in Plan B, while employees who are not subject to a collective bargaining agreement, including the executive officers listed on the Summary Compensation Table, participate in pension Plan A. The benefits of the plans are funded by periodic Company contributions to a retirement trust which invests the Company's contributions and the earnings from such contributions in order to pay the benefits to the employees. The plans provide for the payment of monthly retirement benefits determined under a calculation based on years of service and a participant's compensation. Retirement benefits are paid to participants upon normal retirement at the age of 65 or later or upon early retirement. The plans also provide for the payment of certain disability and death benefits.

    Effective September 1, 1994, certain executive employees of the Company became eligible to participate in a "Supplemental Executive Retirement Plan." Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to (i) the difference between amounts actually contributed to the Company's 401(k) plan on behalf of the executive and the amounts which could have been contributed if certain provisions of the Internal Revenue Code did not prohibit the contribution of such amounts and (ii) the difference between the benefits actually payable to the executive under the provisions of Retirement Plan "A" and the amounts which would be payable under Retirement Plan "A" if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. In addition, the executive may elect to defer a portion of his or her compensation, ranging from 2% to 16%, by regular payroll deductions under the Supplemental Plan, and may also defer 100% of all bonus and profits-per-acre payments. The Supplemental Plan is an "unfunded" plan, with all amounts to be paid under the Supplemental Plan to be paid from the general assets of the Company when due and also to be subject to the claims of the Company's creditors.

    The table below shows the approximate annual pension benefits payable to executive officers at normal retirement under Retirement Plan A, as well as a non-qualified supplemental benefit plan. The compensation covered by the pension program is based on an employee's annual salary and bonus. Amounts payable are computed on the basis of a straight life annuity and are not reduced for social security benefits or other offsets.

American Crystal Sugar Company
1999 Calculation
Plan A Qualified and Non-Qualified Supplemental Benefits

	Years of Service
Remuneration
	15	20	25	30	35
$125,000	$24,266	$32,355	$40,443	$48,532	$48,532
$150,000	$29,516	$39,355	$49,193	$59,032	$59,032
$175,000	$34,766	$46,355	$57,943	$69,532	$69,532
$200,000	$40,016	$53,355	$66,693	$80,032	$80,032
$225,000	$45,266	$60,355	$75,443	$90,532	$90,532
$250,000	$50,516	$67,355	$84,193	$101,032	$101,032
$300,000	$61,016	$81,354	$101,693	$122,032	$122,032
$400,000	$82,016	$109,355	$136,693	$164,032	$164,032
$500,000	$103,016	$137,355	$171,693	$206,032	$206,032

    The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 14 years; Mr. Dudley has served for 15 years; Mr. Walden has served for 20 years; Mr. Berg has served for 12 years; and Mr. Talley has served for 5 years.

    The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company matches 100% of the nonunion and union year-round participant's contribution up to 4% and 2% respectively of their gross earnings. The total annual pre-income tax addition to any employees' account in any calendar year may not exceed the lesser of (i) $30,000 or (ii) 25% of annual compensation less the amount of the contribution and any salary conversion. During 1999, the employee pre-income tax contribution was limited to $10,000. An employee may also contribute up to 10% of his annual compensation on an after-tax basis. Benefits under the 401(k) plans begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59 1/2, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70 1/2 or is terminated.

Arrangements with Retired Officers

Marcus Richardson

    Effective December 31, 1998, the Company and Mr. Richardson entered into a "Retirement and Release Agreement." The agreement provides that Mr. Richardson will retire from his employment with the Company effective as of January 2, 1999 in return for the Company agreeing to the following terms.

    The Company agreed to reimburse Mr. Richardson and his spouse for the cost of continuing medical and dental coverage from the Company through their respective deaths. The Company agreed to provide life insurance coverage for Mr. Richardson of at least $265,000 until he reaches age 65, at least $132,500 from ages 65 to 70, and at least $66,250 from age 70 until his death. Furthermore, the Company agreed to pay Mr. Richardson a monthly payment from the date of his retirement equal to the monthly Social Security benefit which would be payable to Mr. Richardson when he reaches age 62.

    Additionally, the Company agreed to provide a supplemental benefit equal to the difference between the qualified and nonqualified retirement benefit. The nonqualified benefit is calculating without a compensation cap and assuming Mr. Richardson continued his employment until he attained age 65 at the agreed upon salary, completed 30 years of accrual service, with no reduction for survivor death benefits payable to his wife. In the event of Mr. Richardson's death, his surviving spouse would receive a monthly benefit equal to the monthly benefit Mr. Richardson was receiving at the time of his death.

Lawrence Mathias

    Effective January 2, 1999, the Company and Mr. Mathias entered into a "Retirement and Release Agreement." The agreement provides that Mr. Mathias will retire from his employment with the Company effective as of January 2, 1999 in return for the Company agreeing to the following terms.

    The Company agreed to reimburse Mr. Mathias and his spouse for the cost of continuing medical and dental coverage from the Company through their respective deaths. The Company agreed to provide life insurance coverage for Mr. Mathias of at least $178,000 until he reaches age 62. Furthermore, the Company agrees to pay Mr. Mathias a monthly payment from the date of his retirement equal to the monthly Social Security benefit which would be payable to Mr. Mathias when he reaches age 62. Additionally, the Company agrees to provide a supplemental benefit equal to the difference between the qualified and nonqualified retirement benefit. The nonqualified benefit is calculating without a compensation cap assuming Mr. Mathias continued his employment until he attained age 62 at the agreed upon salary, completed 30 years of accrual service, with no reduction for survivor death benefits payable to his wife.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Under state law and the Company's Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company's stock can only be held by individuals who are sugarbeet growers. None of the officers or executives of the Company hold stock of the Company. As of the date hereof, no director owns beneficially more than 1% of the Company's issued and outstanding Preferred Stock and the directors, as a group, beneficially own less than 2% of the Company's issued and outstanding Preferred Stock. To the best of the Company's knowledge, no other party beneficially owns more than 2% of the Company's Preferred Stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Each of the Company's directors is also a sugarbeet farmer and a shareholder member or representative of a shareholder member of the Company. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets. Such payments for sugarbeets often exceed $60,000. However, such payments are received by the directors or the entities they represent on exactly the same basis as payments are received by other members of the Company for the delivery of their sugarbeets. Except for the sugarbeet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Documents filed as part of this report

  1.
  Financial Statements
  Report of Independent Auditors
  Balance Sheets as of August 31, 1999 and 1998
  Statements of Operations for the Years Ended August 31, 1999, 1998 and 1997
  Statements of Changes in Members' Investment for the Years Ended August 31, 1999, 1998 and 1997
  Statements of Cash Flows for the Years Ended August 31, 1999, 1998 and 1997
  Notes to Financial Statements

  2.
  Financial Statement Schedules
  None

  3.
  The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

      The following management contract is required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

      Employment Agreement between the Company and James J. Horvath

  (b)
  Reports on Form 8-K

      None

  (c)
  Exhibits

    The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 26, 1999.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
Chief Executive Officer

Dated: November 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES J. HORVATH	Chief Executive Officer (Principal Executive Officer)	November 26, 1999
/s/ JOSEPH J. TALLEY	Vice President-Finance (Principal Financial and Accounting Officer)	November 26, 1999
/s/ MICHAEL A. ASTRUP	Director	November 26, 1999
/s/ JERRY D. BITKER	Director	November 26, 1999
/s/ RICHARD BORGEN	Director	November 26, 1999
/s/ AIME J. DEFAULT	Director	November 26, 1999
/s/ STEVEN M. GOODWIN	Director	November 26, 1999
/s/ COURT G. HANSON	Director	November 26, 1999
/s/ LONN M. KIEL	Director	November 26, 1999
/s/ DAVID J. KRAGNES	Director	November 26, 1999
/s/ FRANCIS L. KRITZBERGER	Director	November 26, 1999
/s/ WAYNE LANGEN	Director	November 26, 1999
/s/ PATRICK D. MAHAR	Director	November 26, 1999
/s/ RONALD E. REITMEIER	Director	November 26, 1999
/s/ JIM A. ROSS	Director	November 26, 1999
/s/ G. TERRY STADSTAD	Director	November 26, 1999
/s/ ROBERT VIVATSON	Director	November 26, 1999

APPENDIX A

REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company
Moorhead, Minnesota

    We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 1999 and 1998, and the related statements of operations, changes in members' investments and cash flows for the years ended August 31, 1999, 1998 and 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the American Crystal Sugar Company as of August 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended August 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ EIDE BAILLEY LLP

Eide Bailly LLP
October 8, 1999
Eden Prairie, Minnesota

AMERICAN CRYSTAL SUGAR COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31
(IN THOUSANDS)

	1999	1998	1997
Net Revenue	$843,968	$676,625	$677,004
Cost of Product Sold, Excluding Payments to Members for Sugarbeets	267,159	193,949	129,437

Gross Proceeds	576,809	482,676	547,567
Selling, General and Administrative Expenses	190,898	153,561	141,949

Operating Proceeds	385,911	329,115	405,618

Other Income (Expense):
Interest Income	1,762	2,045	2,063
Other Income	5,588	1,058	1,066
Interest Expense, Net	(21,960)	(14,390)	(18,321)
Other Expenses	(1,489)	(4,866)	(15,050)

Total Other (Expense)	(16,099)	(16,153)	(30,242)

Proceeds Before Income Taxes	369,812	312,962	375,376
Income Tax Benefit/(Expense)	(131)	45	(1,727)

Net Proceeds Resulting from Member and
Non-Member Business	$369,681	$313,007	$373,649

Distributions of Net Proceeds:
Credited (Charged) to Members' Investments:
Non-Member Business (Loss)	$(494)	$(9,679)	$(18,074)
Unit Retains Declared to Members	21,332	8,545	16,611

Net Credit (Charge) to Members' Investments	20,838	(1,134)	(1,463)
Payments to Members for Sugarbeets, Net of Unit Retains Declared	348,843	314,141	375,112

Total	$369,681	$313,007	$373,649

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
BALANCE SHEETS
AUGUST 31
(In Thousands)
Assets

	1999	1998
Current Assets:
Cash and Cash Equivalents	$2,156	$41
Receivables:
Trade	71,654	53,874
Members	1,595	2,558
Other	2,642	2,801
Advances to Related Parties	22,419	26,402
Inventories	111,958	142,382
Prepaid Expenses	2,944	3,079

Total Current Assets	215,368	231,137

Property and Equipment:
Land	24,102	13,818
Buildings and Equipment	804,962	664,453
Construction in Progress	6,647	112,470
Less Accumulated Depreciation	(459,096)	(438,801)

Net Property and Equipment	376,615	351,940

Other Assets:
Investments in Banks for Cooperatives	15,427	15,890
Investments in Marketing Cooperatives	3,112	2,197
Investments in ProGold Limited Liability Company	35,629	35,172
Investments in Crystech, LLC	1,688	1,574
Notes Receivable—Crystech, LLC	11,883	3,719
Other Assets	6,170	6,489

Total Other Assets	73,909	65,041

Total Assets	$665,892	$648,118

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
BALANCE SHEETS
AUGUST 31
(In Thousands)
Liabilities and Members' Investments

	1999	1998
Current Liabilities:
Short-Term Debt	$60,844	$116,322
Current Maturities of Long-Term Debt	18,915	17,800
Accounts Payable	26,258	36,131
Other Current Liabilities	16,920	16,112
Amounts Due Members	35,698	14,415

Total Current Liabilities	158,635	200,780
Long-Term Debt, Net of Current Maturities	233,135	194,695
Other Liabilities	32,836	27,800

Total Liabilities	424,606	423,275

Members' Investments:
Preferred Stock	38,275	38,275
Common Stock	30	28
Additional Paid-In Capital	123,948	116,183
Unit Retains	116,849	105,850
Accumulated Other Comprehensive Income (Loss)	(4,088)	(2,259)
Retained Earnings (Deficit)	(33,728)	(33,234)

Total Members' Investments	241,286	224,843

Total Liabilities and Members' Investments	$665,892	$648,118

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS

FOR YEARS ENDED AUGUST 31
(In Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unit Retains	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance, August 31, 1996	$31,879	$24	$33,041	$97,191	$(4,518)	$(5,481)	$152,136
Non-Member Business (Loss)	—	—	—	—	—	(18,074)	(18,074)
Pension Liability Adjustment	—	—	—	—	387	—	387

Comprehensive (Loss)							(17,687)

Unit Retains Withheld from Members ($2.00/Ton)	—	—	—	16,611	—	—	16,611
Payments to Estates and Disabled Individuals	—	—	—	(673)	—	—	(673)
Payments of 1989 Crop Unit Retains to Members	—	—	—	(7,679)	—	—	(7,679)
Contributed Capital of Investee	—	—	892	—	—	—	892
Stock Issued, Net	1,663	2	30,663	—	—	—	32,328

Balance, August 31, 1997	$33,542	$26	$64,596	$105,450	$(4,131)	$(23,555)	$175,928
Non-Member Business (Loss)	—	—	—	—	—	(9,679)	(9,679)
Pension Liability Adjustment	—	—	—	—	1,872	—	1,872

Comprehensive (Loss)							(7,807)

Unit Retains Withheld from Members ($1.00/Ton)	—	—	—	8,545	—	—	8,545
Payments to Estates and Disabled Individuals	—	—	—	(478)	—	—	(478)
Payments of 1990 Crop Unit Retains to Members	—	—	—	(7,667)	—	—	(7,667)
Contributed Capital of Investee	—	—	21	—	—	—	21
Stock Issued, Net	4,733	2	51,566	—	—	—	56,301

Balance, August 31, 1998	$38,275	$28	$116,183	$105,850	$(2,259)	$(33,234)	$224,843
Non-Member Business (Loss)	—	—	—	—	—	(494)	(494)
Pension Liability Adjustment	—	—	—	—	(1,829)	—	(1,829)

Comprehensive (Loss)							(2,323)

Unit Retains Withheld from Members ($2.00/Ton)	—	—	—	21,332	—	—	21,332
Payments to Estates and Disabled Individuals	—	—	—	(365)	—	—	(365)
Payments of 1991 Crop Unit Retains to Members	—	—	—	(9,968)	—	—	(9,968)
Stock Issued, Net	—	2	7,765	—	—	—	7,767

Balance, August 31, 1999	$38,275	$30	$123,948	$116,849	$(4,088)	$(33,728)	$241,286

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31
(In Thousands)

	1999	1998	1997
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$369,681	$313,007	$373,649
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(348,843)	(314,141)	(375,112)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	34,334	26,870	24,188
(Income) Loss from Equity Method Investees	(697)	4,007	13,919
Loss on the Disposition of Property and Equipment	661	2,412	37
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	463	(1,322)	609
Deferred Gain Recognition	(201)	(209)	(213)
Changes in Assets and Liabilities:
Receivables	(16,658)	10,182	(13,256)
Inventories	30,424	(2,325)	(67,380)
Prepaid Expenses	135	(187)	196
Advances to Related Parties	3,983	(11,338)	(4,756)
Accounts Payable	(9,873)	10,234	1,346
Other Liabilities	3,900	3,242	4,717
Amounts Due Members	21,283	(51,740)	19,037

Net Cash Provided By (Used In) Operations	88,592	(11,308)	(23,019)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(59,783)	(101,769)	(70,246)
Proceeds from the Sale of Property and Equipment	430	365	667
Investments in Marketing Cooperatives	(714)	(338)	14,031
Distributions (Investments) in ProGold Limited Liability Company	—	3,588	(5,735)
Investments in Crystech, LLC	(114)	(1,574)	—
Issuance of Notes Receivable—Crystech, LLC	(8,164)	(3,719)	—
Changes in Other Assets	357	(1,189)	(814)

Net Cash (Used In) Investing Activities	(67,988)	(104,636)	(62,097)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	(55,478)	48,362	54,317
Proceeds from Long-Term Debt	67,455	26,694	28,200
Long-Term Debt Repayment	(27,900)	(18,799)	(14,525)
Issuance of Stock	7,767	56,322	33,220
Payment of Unit Retains	(10,333)	(8,145)	(8,352)

Net Cash Provided By (Used In) Financing Activities	(18,489)	104,434	92,860

Increase (Decrease) In Cash and Cash Equivalents	2,115	(11,510)	7,744
Cash and Cash Equivalents, Beginning of Year	41	11,551	3,807

Cash and Cash Equivalents, End of Year	$2,156	$41	$11,551

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization

    The American Crystal Sugar Company (The "Company") is a Minnesota agricultural cooperative corporation which processes and markets sugar, sugarbeet pulp, molasses and seed. Business done with its shareholders (members) constitutes "patronage business" as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members' investments in the form of unit retains or distributed to members in the form of payments for sugarbeets. Members are paid the net amounts realized from the current year's production less member operating costs determined in conformity with generally accepted accounting principles.

Cash and Cash Equivalents

    The Company considers financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the applicable insurance limit.

Receivables

    The Company grants credit, individually and through its marketing cooperatives, to its customers, which are primarily companies in the food processing industry located throughout the United States. Ongoing credit evaluations of customers' financial condition are performed and the Company maintains a reserve for potential credit losses. The Company had a major customer that accounted for approximately 15.7% and 15.8% of total receivables as of August 31, 1999 and 1998, respectively. In addition, the Company had another major customer that accounted for approximately 12.9% of total receivables as of August 31, 1998.

Inventories

    Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value. Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market. Sugarbeets are valued at the projected gross per-ton beet payment related to that year's crop.

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

    Indirect costs capitalized were $1.0 million, $1.3 million and $1.1 million in 1999, 1998 and 1997, respectively. Construction period interest capitalized was $1.2 million, $3.9 million and $2.6 million in 1999, 1998 and 1997, respectively.

Related Parties

    The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United), Midwest Agri-Commodities Company (Midwest), Crystech, LLC (Crystech), and ProGold Limited Liability Company (ProGold).

Investments

    Investments in the Banks for Cooperatives are stated at cost plus unredeemed patronage refunds received in the form of capital stock. Investments in marketing cooperatives, ProGold and Crystech are accounted for using the equity method. The net interest capitalized related to the investment in ProGold totaled $1.1 million for the year ended August 31, 1997. The net interest capitalized related to the investment in Crystech totaled $114,000 and $29,000 for the years ended August 31, 1999 and 1998, respectively.

Members' Investments

    Preferred and Common Stock—The ownership of common and preferred stock is restricted to a "farm operator" as defined by the bylaws of the Company. Each "farm operator" may own only one share of common stock and is entitled to one vote in the affairs of the Company. Each "farm operator" is required to grow a specified number of acres of sugarbeets in proportion to the shares of preferred stock owned. The preferred shares are non-voting. All transfers of stock must be approved by the Company's board of directors and any shareholder desiring to sell stock must first offer it to the Company for repurchase at its par value. The Company has never exercised this repurchase option. The bylaws do not allow dividends to be paid on either the common or preferred stock.

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
August 31, 1999	$76.77	600,000	498,570
August 31, 1998	$76.77	600,000	498,570
August 31, 1997	$76.77	600,000	436,915
Common Stock:
August 31, 1999	$10.00	4,000	2,950
August 31, 1998	$10.00	4,000	2,835
August 31, 1997	$10.00	4,000	2,585

     Unit Retains—The bylaws authorize the Company's board of directors to require additional direct capital investments by members in the form of a variable unit retain per ton of up to a maximum of 10% of the weighted average gross per ton beet payment. The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the unit retains attributable to a deceased or totally and permanently disabled former shareholder.

    Accumulated Other Comprehensive Income (Loss)—During 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of changes in equity from non-owner sources in the financial statements. Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the minimum pension liability adjustment. Consistent with the Company's treatment of income taxes related to member source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes.

    Retained Earnings (Deficit)—Retained earnings represent the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes from the years prior to 1996.

Stock Offering

    On July 23, 1997, the Board of Directors authorized an offer of up to 61,500 shares of preferred stock, $76.77 par value and up to 500 shares of common stock, $10.00 par value for sale at $1,500.00 per share and $10.00 per share, respectively, to sugarbeet farm operators in the territory in which the Company is engaged in business. The filings with the Securities and Exchange Commission and the North Dakota Securities Commission became effective in November, 1997. The Company sold all of the 61,500 shares of preferred stock offered. The shares of preferred stock offered equal approximately 13.7% of preferred shares outstanding on July 25, 1997. The Company received $7.8 million and $56.3 million from the sale of stock during the years ended August 31, 1999 and 1998, respectively, with the remaining $28.3 million to be received in installment amounts through 2004.

Interest Expense, Net

    The Company earns patronage dividends from the Banks for Cooperatives based on the Company's share of the net income earned by the banks. These patronage dividends are applied against interest expense.

Income Taxes

    The Company is a non-exempt cooperative for federal income tax purposes. As such, the Company is subject to corporate income taxes on its net income from non-member sources. The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting. Total income tax payments (refunds) were $(380,000), $106,000 and $(4,000), in the years ended August 31, 1999, 1998 and 1997, respectively.

    As of August 31, 1999, the Company had accumulated approximately $20.0 million of net operating loss carryforwards. The net operating loss carryforwards expire in the years 2012 through 2019. The Company has provided a valuation allowance for the entire balance of the deferred tax asset related to the loss carryforwards.

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

Reclassifications

    Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation. Most significantly, payments to members for hauling allowance of $7.2 million and $6.9 million for 1998 and 1997, respectively, have been reclassified from Cost of Product Sold to Payments to Members for Sugarbeets.

(2) INVENTORIES:

The major components of inventories are as follows:

(In Thousands)	1999	1998
Refined Sugar, Pulp, Molasses, other Agri-Products and Beet Seed	$88,466	$123,628
Sugarbeets	3,817	—
Maintenance Parts and Supplies	19,675	18,754

Total Inventories	$111,958	$142,382

(3) INVESTMENTS IN MARKETING COOPERATIVES:

    The Company has a 62% ownership interest and a 25% voting interest in United. The investment is accounted for using the equity method. All sugar products produced are sold by United as an agent for the Company. The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year. The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United. The Company had outstanding advances to United of $22.6 million and $19.2 million as of August 31, 1999 and 1998, respectively. The Company provides administrative services for United and is reimbursed for costs incurred. The Company was reimbursed $.9 million, $1.1 million and $.7 million for services provided during 1999, 1998 and 1997, respectively.

    The Company has a 33 1/3% ownership and voting interest in Midwest. The investment is accounted for using the equity method. All sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company had outstanding advances to (from) Midwest of $(2.6) million and $5.0 million as of August 31, 1999 and 1998, respectively. The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, Agricultural Credit Bank (ACB). As of August 31, 1999, Midwest had outstanding short-term debt with CoBank, ACB of $2.5 million, of which $1.8 million was guaranteed by the Company.

(4) PROGOLD LIMITED LIABILITY COMPANY:

    The Company has a 46% ownership interest in ProGold. On November 1, 1997, ProGold signed an agreement to lease substantially all of its assets to Cargill, Incorporated. Under the terms of this operating lease, Cargill, Incorporated manages all aspects of the operations of the ProGold corn wet-milling plant. Following is summary financial information for ProGold:

(In Thousands)	1999	1998
Current Assets	$3,578	$2,661
Long-Term Assets	220,332	230,655

Total Assets	$223,910	$233,316

Current Liabilities	$10,828	$12,759
Long-Term Liabilities	143,618	152,608

Total Liabilities	154,446	165,367
Members' Equity	69,464	67,949

Total Liabilities and Members' Equity	$223,910	$233,316

Rental Revenue on Operating Lease	$27,988	$23,055
Expenses from Continuing Operations	26,473	19,824

Income from Continuing Operations	1,515	3,231
Loss from Discontinued Operations	—	(11,942)

Net Income / (Loss)	$1,515	$(8,711)

(5) CRYSTECH, LLC:

    On May 28, 1998, the Company entered into an agreement with Newcourt Capital U.S.A., Inc. to form a joint venture (special purpose) entity, Crystech. Crystech was formed to acquire, construct, finance, operate and maintain a molasses desugarization facility at the Company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company acquired an initial 50% ownership interest in Crystech through a $1.5 million cash contribution. The Company accounts for its investment in the joint venture using the equity method. Crystech is currently a development stage company.

    As of August 31, 1999 and 1998, respectively, the Company had outstanding notes receivable from Crystech totaling $11.9 million and $3.7 million. The notes are subordinate to long-term debt of Crystech totaling $73.5 million and $23.0 million as of August 31, 1999 and 1998, respectively. The notes bear interest at rates of 6.41% to 7.62%. Interest income related to these notes totaled $677,000 and $70,000 during 1999 and 1998, respectively. The Company has agreed to provide $13.9 million of subordinated debt to Crystech. Repayments are to be made in 28 quarterly installments following provisional acceptance but beginning no later than October 31, 2000. The Company also had an outstanding receivable of $2.0 million and $1.4 million as of August 31, 1999 and 1998, respectively, relating to capital expenditures paid on behalf of Crystech.

    The Company has a 12-year tolling services agreement with Crystech whereby upon completion of construction, the Company pays for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company. The tolling agreement may be terminated by the Company if the specified plant performance is not achieved. Following is summary financial information for Crystech:

(In Thousands)	1999	1998
Current Assets	$5,980	$4,667
Long-Term Assets	88,413	29,729

Total Assets	$94,393	$34,396

Current Liabilities	$9,488	$4,587
Long-Term Liabilities	81,815	26,719

Total Liabilities	91,303	31,306
Members' Equity	3,090	3,090

Total Liabilities and Members' Equity	$94,393	$34,396

(6) LONG-TERM AND SHORT-TERM DEBT:

    The long-term debt outstanding as of August 31, 1999 and 1998, is summarized below:

(In Thousands)	1999	1998
Term Loans from Banks for Cooperatives, Due in Varying Amounts through 2008, Interest at 5.54% to 8.58%, with Senior Lien on Substantially all Non-Current Assets.	$155,300	$155,300
Term Loans from Insurance Companies, Due in Varying Amounts From 2018 through 2028, Interest at 7.32% to 7.42%, with Senior Lien on Substantially all Non-Current Assets.	50,000	10,000
Term Loans from US Bank, Minneapolis, Due in Equal Amounts through 2002, Interest at 8.25%, unsecured.	4,000	4,000
Term Loan from the Bank of North Dakota, Due in Equal Amounts through 2009, Interest at 6.34%, unsecured.	8,000	8,800
Pollution Control and Industrial Development Revenue Bonds, Due in Varying Amounts through 2018, Interest at 3.67% to 8.00%, substantially secured by letters of credit.	34,750	34,395

Total Long-Term Debt	252,050	212,495
Less Current Maturities	(18,915)	(17,800)

Long-Term Debt, Net of Current Maturities	$233,135	$194,695

Aggregate maturities of long-term debt are as follows:

(In Thousands)
2000	$18,915
2001	20,925
2002	20,930
2003	20,940
2004	19,950
Thereafter	150,390

Total	$252,050

    As of August 31, 1999, the unused portion of the term loan line of credit with the Banks for Cooperatives was $45.9 million.

    During the year ended August 31, 1999, the Company borrowed from the Banks for Cooperatives and issued commercial paper to meet its short-term borrowing requirements. The Company had no outstanding seasonal loans with the Banks for Cooperatives as of August 31, 1999. As of August 31, 1998, $47.0 million of seasonal loans were outstanding with the Banks for Cooperatives. The Company had outstanding short-term commercial paper debt of $60.8 million and $69.3 million as of August 31, 1999 and 1998, respectively.

    During the year ended August 31, 1999, the Company had available short-term lines of credit totaling $290.0 million.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1999 and 1998, follow:

(In Thousands, Except Interest Rates)	1999	1998
Maximum Borrowings	$255,000	$218,625
Average Borrowing Levels	$161,454	$147,703
Average Interest Rates	5.61%	6.07%

    The terms of the loan agreements contain certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members' investment; current ratio; level of term debt to net funds generated; and investment in Banks for Cooperatives stock in amounts prescribed by the banks. Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company's seasonal and long-term financing. As of August 31, 1999, the Company was in compliance with the terms of the loan agreements.

    Interest paid was $23.9 million, $19.7 million and $21.6 million for the years ended August 31, 1999, 1998 and 1997, respectively.

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

    Notes Receivable—Crystech, LLC—Based on current interest rates with similar maturities, the fair value of the notes receivable approximates the carrying value.

    Long-term debt—Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value.

    Investments in Banks for Cooperatives, Investments in Marketing Cooperatives, Investments in ProGold Limited Liability Company and Investments in Crystech, LLC—The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

(8) EMPLOYEE BENEFIT PLANS:

    During 1999, the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". SFAS 132 revises employers' disclosures related to pension and other post-retirement plans by requiring, among other things, standardization of disclosures among such plans as well as additional information on the changes in benefit obligations and fair values of plan assets. SFAS 132 had no effect on the Company's financial position or results of operations as it did not change the measurement or recognition criteria for such plans.

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

    Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan. As of August 31, 1999, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA). The Company also has a non-qualified supplemental executive retirement plan for certain employees.

    The Company has a medical plan and a Medicare supplement plan which are available to substantially all the Company retirees. The costs of these plans are shared by the Company and plan participants.

    The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs as of August 31, 1999, 1998 and 1997:

Components of Net Periodic Pension Cost (In Thousands)	1999	1998	1997
Service Cost	$1,816	$1,663	$1,579
Interest Cost	4,341	4,349	4,106
Expected Return on Plan Assets	(4,923)	(4,353)	(3,894)
Multiple Employer Adjustment	(1)	(38)	(34)
Amortization of Net Transition Assets	(296)	(296)	(296)
Amortization of Prior Service Costs	1,090	424	425
Amortization of Net (Gain) Loss	(6)	161	308

Net Periodic Pension Cost	$2,021	$1,910	$2,194

Components of Net Periodic Post-Retirement Cost (In Thousands)	1999	1998	1997
Service Cost	$619	$694	$546
Interest Cost	900	1,090	921
Amortization of Prior Service Costs	2	2	2
Amortization of Net (Gain) Loss	(100)	—	(4)

Net Periodic Post-Retirement Cost	$1,421	$1,786	$1,465

    For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999. The rate is assumed to decline to 5.5% over the next three years.

    Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans. A 1% change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$294	$(213)
Effect on the accumulated post-retirement benefit obligation	$1,851	$(1,508)

    The following schedules set forth a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ending August 31, 1999 and 1998 and a statement of the funded status and amounts recognized in the Balance Sheet as of August 31, 1999 and 1998:

	Pension		Post-Retirement
(In Thousands)
	1999	1998	1999	1998
Change in Benefit Obligation
Obligation at the Beginning of the Year	$63,493	$59,361	$13,085	$14,764
Service Cost	1,816	1,663	619	694
Interest Cost	4,341	4,349	900	1,090
Plan Participant Contributions	—	—	(442)	(399)
Amendments	—	199	—	49
Actuarial (Gain)/Loss	(1,277)	2,188	(2,156)	(2,972)
Benefits Paid by Employer	(3,016)	(2,565)	(204)	(141)
Other	—	(1,702)	—	—

Obligation at the End of the Year	$65,357	$63,493	$11,802	$13,085

Change in Plan Assets
Fair Value at the Beginning of the Year	$55,950	$49,057	$—	$—
Actual Return on Plan Assets	1,927	9,292	—	—
Plan Participant Contributions	—	—	(442)	(399)
Employer Contributions	369	1,868	(204)	(141)
Benefits Paid	(3,016)	(2,565)	646	540
Other	—	(1,702)	—	—

Fair Value at the End of the Year	$55,230	$55,950	$—	$—

Funded Status
Funded Status as of August 31,	$(10,127)	$(7,543)	$(11,802)	$(13,085)
Unrecognized Net Transition Asset	(1,161)	(1,457)	—	—
Unrecognized Actuarial Loss	6,255	5,204	(5,403)	(2,906)
Unrecognized Prior Service Cost	3,627	4,074	7	9

Net Amount Recognized	$(1,406)	$278	$(17,198)	$(15,982)

Amounts Recognized in the Balance Sheet
Prepaid Pension Cost	$519	$1,410	$—	$—
Accrued Benefit Liability	(8,269)	(5,530)	(17,198)	(15,982)
Intangible Asset	2,256	2,139	—
Accumulated Other Comprehensive Income	4,088	2,259	—	—

Net Amount Recognized	$(1,406)	$278	$(17,198)	$(15,982)

Change in Additional Minimum Liability (for the current year)
	1999
Other Comprehensive Loss	$1,829
Intangible Asset Increase	$117
Accrued Pension Liability Increase	$1,946

The assumptions used in the measurement of the Company's benefit obligations are shown below:

	Pension		Post-Retirement
	1999	1998	1999	1998
Weighted Average Assumptions as of August 31,
Discount Rate	7.5%	7.0%	7.5%	7.0%
Expected Return on Plan Assets	9.0%	9.0%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	5.0%	5.0%	N/A	N/A

Long-Term Incentive Plan

    The Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company. The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is related to the value of preferred shares of the Company. As of August 31, 1999, there were 562 rights issued of which 234 rights were 100% vested and 328 rights were 50% vested.

Defined Contribution Plans

    The Company also has qualified 401(k) plans for all eligible employees. The plans provide for immediate vesting of benefits. Participants contribute a percentage of their gross earnings each pay period as provided in the participation agreement. The Company matches the non-union and union year-round participants' contribution up to 4% and 2% respectively, of their gross earnings. The Company's contributions to these plans totaled $1.4 million, $1.4 million, and $1.1 million for the years ended August 31, 1999, 1998 and 1997, respectively.

(9) ENVIRONMENTAL MATTERS:

    The Company is subject to extensive federal and state environmental laws and regulations with respect to water pollution, discharge permits, air pollution, noise pollution and solid waste disposal. The Company conducts an ongoing pollution control program designed to meet these environmental laws and regulations. In June 1998, a dike failure occurred near the East Grand Forks, Minnesota factory. The Minnesota Pollution Control Agency (MPCA) has commenced enforcement action for this alleged violation. The Company and the MPCA are currently seeking a settlement to this matter. Management believes the outcome of the enforcement action should not have a material adverse effect on the Company's financial condition.

(10) COMMITMENTS AND CONTINGENCIES:

    The Company had outstanding letters of credit totaling $34.3 million as of August 31, 1999.

    The Company is subject to various lawsuits and claims that arise in the ordinary course of its business. Management believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition.

    The Company has outstanding commitments totaling $6.6 million as of August 31, 1999, for consulting services, equipment and construction contracts related to various capital projects.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 1999

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Growers' Contract (5-year Agreement)	Incorporated by reference to Exhibit 10(f) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
10.2	Growers' Contract (Annual Contract)	Incorporated by reference to Exhibit 10(g) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency	Incorporated by reference to Exhibit 10(n) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Loan Agreement between Registrant and St. Paul Bank for Cooperatives, dated December 20, 1993	Incorporated by reference to Exhibit 10(p) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.7	Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.8	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.9	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.10	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.11	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.12	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
†10.13	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.14	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.15	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.16	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.17	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.18	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.19	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.20	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
‡10.21	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.22	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Filed herewith electronically
10.23	Uniform Member Beet Sugar Marketing Agreement	Filed herewith electronically
10.24	Registrant's Senior Note Purchase Agreement	Filed herewith electronically
10.25	Registrant's Senior Note Intercreditor and Collateral Agency Agreement	Filed herewith electronically
10.26	Registrant's Senior Note Restated Mortgage and Security Agreement	Filed herewith electronically
10.27	Term and Seasonal Loan Agreements between the Registrant and St. Paul Bank for Cooperatives dated March 5, 1999	Filed herewith electronically
10.28	Employment Agreement between the Registrant and James J. Horvath	Filed herewith electronically
21.1	List of Subsidiaries of the Registrant	Filed herewith electronically
23.1	Consent of Eide Bailley LLP	Filed herewith electronically
27	Financial Data Schedule	Filed herewith electronically

†
Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

‡
Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

QuickLinks

PART I

PART II

PART III

PART IV

SIGNATURES

APPENDIX A
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

AMERICAN CRYSTAL SUGAR COMPANY STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31 (IN THOUSANDS)
AMERICAN CRYSTAL SUGAR COMPANY BALANCE SHEETS AUGUST 31 (In Thousands) Assets
AMERICAN CRYSTAL SUGAR COMPANY BALANCE SHEETS AUGUST 31 (In Thousands) Liabilities and Members' Investments

AMERICAN CRYSTAL SUGAR COMPANY NOTES TO THE FINANCIAL STATEMENTS

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED AUGUST 31, 1999