Form 10-Q
period 1999-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2000-01-12
CIK 4828

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1999
Commission file number: 33-83868

AMERICAN CRYSTAL SUGAR COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	84-0004720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES /x/  NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 5, 2000
$10 Par Value	2,953

    AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

INDEX

		PAGE NO.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS	1
	STATEMENTS OF OPERATIONS	3
	STATEMENTS OF CASH FLOWS	4
	NOTES TO THE FINANCIAL STATEMENTS	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	7
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	10
SIGNATURES		15

AMERICAN CRYSTAL SUGAR COMPANY

BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

ASSETS

	November 30
			August 31, 1999*
	1999	1998
Current Assets:
Cash and Cash Equivalents	$10,260	$43	$2,156
Accounts Receivable:
Trade	69,403	58,944	71,654
Members	1,620	1,837	1,595
Other	3,108	927	2,642
Advances to Related Parties	2,388	18,752	22,419
Inventories	375,526	478,103	111,958
Prepaid Expenses	2,013	3,041	2,944

Total Current Assets	464,318	561,647	215,368

Property and Equipment:
Land	25,294	14,277	24,456
Buildings and Equipment	808,294	672,700	804,607
Construction-in-Progress	7,877	115,156	6,648
Less: Accumulated Depreciation	(468,220)	(445,620)	(459,096)

Net Property and Equipment	373,245	356,513	376,615

Other Assets:
Investments in Banks for Cooperatives	15,417	15,874	15,427
Investments in Marketing Cooperatives	3,154	2,855	3,112
Investments in ProGold Limited Liability Company	36,057	35,110	35,629
Investments in Crystech, LLC	1,688	1,574	1,688
Notes Receivable—Crystech, LLC	13,500	6,467	11,883
Other Assets	6,071	4,946	6,170

Total Other Assets	75,887	66,826	73,909

Total Assets	$913,450	$984,986	$665,892

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS' INVESTMENTS

	November 30
			August 31, 1999*
	1999	1998
Current Liabilities:
Short-Term Debt	$159,655	$240,369	$60,844
Current Maturities of Long-Term Debt	18,915	18,800	18,915
Accounts Payable	35,859	13,978	26,258
Accrued Continuing Costs	39,739	24,002	—
Other Current Liabilities	16,333	15,457	16,920
Amounts Due Members	152,988	190,167	35,698

Total Current Liabilities	423,489	502,773	158,635
Long-Term Debt, Net of Current Maturities	232,135	233,695	233,135
Deferred Income Taxes	1,858	1,753	1,838
Other Liabilities	31,365	24,917	30,998

Total Liabilities	688,847	763,138	424,606

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	28	30
Additional Paid-in Capital	127,218	119,386	123,948
Unit Retains	97,157	95,693	116,849
Accumulated Other Comprehensive Income/(Loss)	(4,088)	(2,259)	(4,088)
Retained Earnings/(Deficit)	(33,989)	(29,275)	(33,728)

Total Members' Investments	224,603	221,848	241,286

Total Liabilities and Members' Investments	$913,450	$984,986	$665,892

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended November 30
	1999	1998
Net Revenue	$217,978	$195,673
Cost of Product Sold	12,925	1,914

Gross Proceeds	205,053	193,759
Selling, General & Administrative Expenses	44,499	44,274
Accrued Continuing Costs	39,739	24,002

Operating Proceeds	120,815	125,483

Other Income (Expenses)
Interest Income	464	279
Interest Expense	(4,171)	(4,609)
Other Income	599	4,379
Other Expenses	(31)	(22)

Other Income (Expense)	(3,139)	27

Proceeds before Income Taxes	117,676	125,510
Income Taxes (Provision)/Benefit	(22)	—

Net Proceeds Resulting from Member and Non-Member Business	$117,654	$125,510

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business Income/(Loss)	(261)	3,959
Unit Retains Declared to Members	—	—

Net Credit/(Charge) to Members' Investments	(261)	3,959
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	117,915	121,551

Total	$117,654	$125,510

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended November 30
	1999	1998
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$117,654	$125,510
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(117,915)	(121,551)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	9,199	6,896
(Income) Loss from Equity Method Investees	(488)	2
Loss on the Disposition of Property and Equipment	—	(19)
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	10	16
Deferred Gain Recognition	(49)	(50)
Changes in Assets and Liabilities:
Receivables	1,760	(2,741)
Inventories	(263,568)	(335,721)
Prepaid Expenses	931	38
Advances to Related Parties	20,031	7,916
Accounts Payable	9,601	(22,154)
Other Liabilities	39,538	23,875
Amounts Due Members	117,290	175,752

Net Cash (Used In) Operations	(66,006)	(142,231)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(5,754)	(11,393)
Proceeds from the Sale of Property and Equipment	—	19
Distributions (Investments) from/in Marketing Cooperatives	8	(607)
Distributions (Investments) from/in ProGold Limited Liability Company	—	—
Issuance of Notes Receivable—Crystech, LLC	(1,617)	(2,749)
Changes in Other Assets	84	(130)

Net Cash (Used In) Investing Activities	(7,279)	(14,860)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	98,811	124,047
Proceeds from Long-Term Debt	—	40,000
Long-Term Debt Repayment	(1,000)	—
Issuance of Stock	3,270	3,203
Payment of Unit Retains	(19,692)	(10,157)

Net Cash Provided by Financing Activities	81,389	157,093

Increase In Cash and Cash Equivalents	8,104	2
Cash and Cash Equivalents, Beginning of Year	2,156	41

Cash and Cash Equivalents, End of Period	$10,260	$43

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months Ended November 30, 1999 and 1998

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

    The operating results for the three month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000.

    The amount paid to growers for sugarbeets (beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs to be incurred during the remainder of the fiscal year. For the purposes of this report, the amount of the beet payment, future revenues and costs have been estimated. Therefore, adjustments with respect to these estimates may be necessary in the future as additional information becomes available.

    These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report for the year ended August 31, 1999.

Note 2: Inventories

    The major components of inventories are as follows (In Thousands):

	11/30/99	11/30/98	8/31/99
Refined Sugar, Pulp, Molasses, CSB and Beet Seed	$135,733	$170,175	$88,466
Unprocessed Sugarbeets	220,077	289,472	3,817
Maintenance Parts & Supplies	19,716	18,456	19,675

Total Inventories	$375,526	$478,103	$111,958

    Sugar, pulp, molasses and CSB inventories are valued at estimated net realizable value. Unprocessed sugarbeets are valued at the estimated net beet payment plus estimated unit retains to be withheld. Maintenance parts & supplies and beet seed inventories are valued at the lower of average cost or market.

Note 3: Accrued Continuing Costs

    For interim reporting, the Net Proceeds from Member Business is based on the forecasted beet payment and the percentage of the tons of sugarbeets processed to the total estimated tons of sugarbeets to process for a given crop year. Accrued continuing costs represents the difference between the Net Proceeds from Member Business as determined above and actual member business crop year revenues realized and expenses incurred through the end of the reporting period. Accrued continuing costs are reflected in the Financial Statements as a cost on the Statements of Operations and as a current liability on the Balance Sheets.

Note 4: Members' Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
January 5, 2000	$76.77	600,000	498,570
November 30, 1999	$76.77	600,000	498,570
August 31, 1999	$76.77	600,000	498,570
November 30, 1998	$76.77	600,000	498,570
Common Stock:
January 5, 2000	$10.00	4,000	2,953
November 30, 1999	$10.00	4,000	2,951
August 31, 1999	$10.00	4,000	2,950
November 30, 1998	$10.00	4,000	2,834

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

    This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "believe", "may" and similar expressions. The Company's actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets. For a more complete discussion of "Important Factors", please refer to the Company's 1999 Form 10-K.

Comparison of the Three months Ended November 30, 1999 and 1998

    Revenue for the three months ended November 30, 1999, was $218.0 million, an increase of $22.3 million from 1998. Revenue from total sugar sales increased 15.7 percent reflecting a 15.1 percent increase in hundredweight sold and a .5 percent increase in the average selling price per hundredweight. Revenue from pulp sales decreased 46.7 percent due to a 51.6 percent decrease in the volume of pulp sold partially offset by a 10.1 percent increase in the average selling price per ton. Revenue from molasses sales decreased 23.5 percent due to a 22.7 percent decrease in the average selling price per ton and a 1.0 percent decrease in the volume of molasses sold. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 5.0 percent due to a 58.9 percent increase in sales volume partially offset by a 33.9 percent decrease in the average selling price per ton.

    Cost of product sold, exclusive of payments for sugarbeets, increased $11.0 million. Direct processing costs for sugar and pulp increased 5.1 percent due to processing 6.7 percent more sugarbeets partially offset by reduced costs of harvesting fewer tons. Fixed and committed expenses increased 18.2 percent reflecting higher depreciation and maintenance costs. The cost associated with sugar purchased to meet customer needs was up $6.4 million due to the increase in purchased sugar activity in distant geographic markets. Change in inventories impacted the cost of product sold favorably by $1.6 million in the first quarter of fiscal 2000 as compared to fiscal 1999.

    Selling, General and Administrative expenses for the three months ended November 30, 1999 increased $.2 million from 1998. Sugar selling expenses increased due to the increased volume of sugar sold offset by lower agri-product freight costs and the suspension of the marketing assessment fee as of September 1, 1999. General and Administrative expenses remained level with last year.

    The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

    Interest expense decreased primarily due to lower average borrowing levels for short-term debt this year partially offset by slightly higher short-term interest rates.

    Other income decreased $3.8 million from last year primarily due to the recognition of the gain in fiscal 1999 from the sale of certain beet seed assets to Betaseed Inc. (BETA), a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag.

    Non-member activities resulted in a loss of $.3 million for the three months ended November 30, 1999 as compared to a gain of $4.0 million for the same period last year. The majority of the fiscal 1999 gain is related to the sale of beet seed assets to BETA.

Results of Year 2000 Rollover

    As a result of the extensive efforts over the past two years to become year 2000 compliant, the Company, all of its facilities and associated companies transitioned smoothly into the new year. All production, vendor and customer activities proceeded without incident. The Company remains vigilant and continues to monitor systems and processes to ensure on-going year 2000 compliance.

Liquidity and Capital Resources

    Under the Company's Bylaws and Grower Contracts, payments for member delivered sugarbeets, the Company's principal raw material, are subordinated to all member business expenses. Cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to the Company. All unpaid portions remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank, ACB. The Company has a long-term debt commitment with CoBank during 1999 of $201.2 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $38.2 million from eight separate issuances of Pollution Control and Industrial Development Revenue Bonds. The Company also has a seasonal line of credit with CoBank, ACB of $290 million that includes a line of credit with Norwest Bank for $10 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company's commercial paper program provides short-term borrowings of up to $150 million.

    The various loan agreements between CoBank, ACB and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on the Company. As of November 30, 1999, the Company was in compliance with its loan agreements.

    The change in the Company's financial condition from August 31, 1999 to November 30, 1999 is primarily due to normal first quarter seasonality. The first quarter of the Company's fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets. The cash used in operations of $66 million and investing activities of $7.3 million was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $98.8 million, and proceeds from the installment sale of stock of $3.3 million, partially offset by the payment of the unit retains of $19.7 million.

    Working capital has decreased $15.9 million from $56.7 million at the beginning of the year to $40.8 million as of November 30, 1999 primarily due to additional short-term debt and amounts due growers partially offset by increased inventories. Working capital as of November 30, 1999 was $40.8 million, a decrease of $18.1 million when compared to $58.9 million of working capital in 1998. This decrease was due mainly to decreased inventory levels, partially offset by a decrease in short-term debt.

    Capital expenditures for the three months ended November 30, 1999 were $5.8 million.

    The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Crookston Factory District Meeting on November 8, 1999, an election of a Director was held. Ronald E. Reitmeier was re-elected, receiving 89 of the 94 votes cast with 1 abstention. His three-year term expires in December, 2002. Lonn Kiel and Jim Ross will continue as Directors for the Crookston Factory District.

    At the East Grand Forks Factory District Meeting on November 9, 1999, an election of a Director was held. G. Terry Stadstad was re-elected, receiving 103 of the 104 votes cast with 4 abstentions. His three-year term expires in December, 2002. Aime Dufault and Steve Goodwin will continue as Directors for the East Grand Forks Factory District.

    At the Drayton Factory District Meeting on November 10, 1999, an election of a Director was held. Patrick D. Mahar was re-elected, receiving 146 of the 156 votes cast with 6 abstentions. His three-year term expires in December, 2002. Wayne Langen and Robert Vivatson will continue as Directors for the Drayton Factory District.

    At the Moorhead Factory District Meeting on November 11, 1999, an election of a Director was held. Michael A. Astrup was re-elected, receiving 111 of the 121 votes cast. His three-year term expires in December, 2002. Richard Borgen and David Kragnes will continue as Directors for the Moorhead Factory District.

    At the Hillsboro Factory District Meeting on November 12, 1999, an election of a Director was held. Jerry D. Bitker was re-elected, receiving 81 of the 92 votes cast with 2 abstentions. His three-year term expires in December, 2002. Court Hanson and Francis Kritzberger will continue as Directors for the Hillsboro Factory District.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Growers' Contract (5-year Agreement)	Incorporated by reference to Exhibit 10(f) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
10.2	Growers' Contract (Annual Contract)	Incorporated by reference to Exhibit 10(g) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency	Incorporated by reference to Exhibit 10(n) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Loan Agreement between Registrant and St. Paul Bank for Cooperatives, dated December 20, 1993	Incorporated by reference to Exhibit 10(p) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.7	Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.8	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.9	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.10	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.11	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.12	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
+10.13	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.14	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.15	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.16	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.17	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.18	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.19	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.20	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
++10.21	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.22	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.23	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.24	Registrant's Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.25	Registrant's Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.26	Registrant's Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.27	Term and Seasonal Loan Agreements between the Registrant and St. Paul Bank for Cooperatives dated March 5, 1999	Incorporated by reference to Exhibit 10.27 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.28	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
27	Financial Data Schedule	Filed herewith electronically.

(b)
No reports were filed on Form 8-K during this quarter.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)
Date: January 12, 2000	/s/ THOMAS S. ASTRUP Thomas S. Astrup Corporate Controller Duly Authorized Officer

QuickLinks

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES