Form 10-Q
period 2000-02-29
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2000-04-14
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 29, 2000

Commission file number: 33-83868

AMERICAN CRYSTAL SUGAR COMPANY
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	84-0004720 (I.R.S. Employer Identification No.)

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

YES   X   NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 28, 2000
$10 Par Value	2,940

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

INDEX

		PAGE NO.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS	1
	STATEMENTS OF OPERATIONS	3
	STATEMENTS OF CASH FLOWS	4
	NOTES TO THE FINANCIAL STATEMENTS	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	6
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11
SIGNATURES		15

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

	February 29 2000	February 28 1999	August 31, 1999*
ASSETS
Current Assets:
Cash and Cash Equivalents	$55	$56	$2,156
Accounts Receivable:
Trade	64,212	70,962	71,654
Members	10	1	1,595
Other	2,857	753	2,642
Advances to Related Parties	7,274	21,316	22,419
Inventories	362,971	406,770	111,958
Prepaid Expenses	520	2,788	2,944

Total Current Assets	437,899	502,646	215,368

Property and Equipment:
Land	26,068	14,277	24,456
Buildings and Equipment	811,901	675,099	804,607
Construction-in-Progress	11,404	127,991	6,648
Less: Accumulated Depreciation	(481,187)	(453,553)	(459,096)

Net Property and Equipment	368,186	363,814	376,615

Other Assets:
Investments in CoBank	15,406	15,858	15,427
Investments in Marketing Cooperatives	3,170	2,887	3,112
Investments in ProGold Limited Liability Company	36,184	35,233	35,629
Investments in Crystech, LLC	1,163	1,574	1,688
Notes Receivable—Crystech, LLC	13,905	8,326	11,883
Other Assets	4,069	4,528	6,170

Total Other Assets	73,897	68,406	73,909

Total Assets	$879,982	$934,866	$665,892

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

	February 29 2000	February 28 1999	August 31, 1999*
LIABILITIES AND MEMBERS' INVESTMENTS
Current Liabilities:
Short-Term Debt	$130,509	$225,010	$60,844
Current Maturities of Long-Term Debt	18,915	18,800	18,915
Accounts Payable:
Trade	9,459	7,829	24,239
Other	3,138	3,787	2,019
Accrued Continuing Costs	75,677	45,785	—
Other Current Liabilities	18,574	17,067	16,920
Amounts Due Members	132,429	131,568	35,698

Total Current Liabilities	388,701	449,846	158,635
Long-Term Debt, Excluding Current
Maturities	231,335	232,795	233,135
Deferred Income Taxes	1,879	1,753	1,838
Other Liabilities	31,233	26,135	30,998

Total Liabilities	653,148	710,529	424,606

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	28	30
Additional Paid-in Capital	130,112	122,666	123,948
Unit Retains	97,157	95,597	116,849
Accumulated Other Comprehensive Income/(Loss)	(4,088)	(2,259)	(4,088)
Retained Earnings/(Deficit)	(34,652)	(29,970)	(33,728)

Total Members' Investments	226,834	224,337	241,286

Total Liabilities and Members'
Investments	$879,982	$934,866	$665,892

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Six Months Ended		Three Months Ended
	February 29 2000	February 28 1999	February 29 2000	February 28 1999
Net Revenue	$385,807	$375,975	$167,829	$180,302
Cost of Product Sold	(20,614)	(12,038)	(33,539)	(13,952)

Gross Proceeds	406,421	388,013	201,368	194,254
Selling, General & Administrative Expenses	82,303	85,707	37,804	41,433
Accrued Continuing Costs	75,677	45,785	35,938	21,783

Operating Proceeds	248,441	256,521	127,626	131,038

Other Income (Expenses)
Interest Income	1,132	438	668	159
Interest Expense	(10,177)	(10,941)	(6,006)	(6,332)
Other Income	1,178	4,613	579	234
Other Expenses	(636)	(1,226)	(605)	(1,204)

Other Income (Expense)	(8,503)	(7,116)	(5,364)	(7,143)

Proceeds before Income Taxes	239,938	249,405	122,262	123,895
Income Taxes (Provision)/Benefit	(52)	—	(30)	—

Net Proceeds Resulting from Member and Non-Member Business	$239,886	$249,405	$122,232	$123,895

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business Income/(Loss)	$(924)	$3,264	$(663)	$(695)
Unit Retains Declared to Members	—	—	—	—

Net Credit/(Charge) to Members' Investments	(924)	3,264	(663)	(695)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	240,810	246,141	122,895	124,590

Total	$239,886	$249,405	$122,232	$123,895

American Crystal Sugar Company

Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended
	February 29 2000	February 28 1999
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$239,886	$249,405
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(240,810)	(246,141)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	22,248	14,906
(Income) Loss from Equity Method Investees	(64)	(162)
(Gain) Loss on the Disposition of Property and Equipment	(20)	55
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	21	33
Deferred Gain Recognition	(99)	(100)
Changes in Assets and Liabilities:
Receivables	8,812	(12,484)
Inventories	(251,013)	(264,388)
Prepaid Expenses	2,424	291
Advances to Related Parties	15,145	5,086
Accounts Payable	(13,661)	(24,516)
Accrued Continuing Costs	75,677	45,785
Other Liabilities	1,930	2,698
Amounts Due Members	96,731	117,153

Net Cash (Used In) Operations	(42,793)	(112,379)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(14,172)	(26,786)
Proceeds from the Sale of Property and Equipment	530	104
Investments in Marketing Cooperatives	—	(609)
Investments in Crystech LLC	(47)	—
Notes Receivable—Crystech LLC	(2,022)	(4,608)
Changes in Other Assets	2,066	275

Net Cash (Used In) Investing Activities	(13,645)	(31,624)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	69,665	108,688
Proceeds from Long-Term Debt	—	57,000
Long-Term Debt Repayment	(1,800)	(17,900)
Issuance of Stock	6,164	6,483
Payment of Unit Retains	(19,692)	(10,253)

Net Cash Provided by Financing Activities	54,337	144,018

Increase (Decrease) In Cash and Cash Equivalents	(2,101)	15
Cash and Cash Equivalents, Beginning of Year	2,156	41

Cash and Cash Equivalents, End of Period	$55	$56

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

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

    The operating results for the six month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000.

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

    Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

Note 2: Inventories

    The major components of inventories are as follows (In Thousands):

	02/29/00	02/28/99	8/31/99
Refined Sugar, Pulp, Molasses, CSB and Beet Seed	$241,756	$249,265	$88,466
Unprocessed Sugarbeets	101,526	138,300	3,817
Maintenance Parts & Supplies	19,689	19,205	19,675

Total Inventories	$362,971	$406,770	$111,958

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

Note 4: Members' Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
March 28, 2000	$76.77	600,000	498,570
February 29, 2000	$76.77	600,000	498,570
August 31, 1999	$76.77	600,000	498,570
February 28, 1999	$76.77	600,000	498,570
Common Stock:
March 28, 2000	$10.00	4,000	2,940
February 29, 2000	$10.00	4,000	2,953
August 31, 1999	$10.00	4,000	2,950
February 28, 1999	$10.00	4,000	2,842

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition For the Three and Six Months Ended February 29, 2000 and February 28, 1999

    This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "believe", "may" and similar expressions. The Company's actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets. For a more complete discussion of "Important Factors", please refer to the Company's 1999 Form 10-K.

Comparison of the Six Months Ended February 29, 2000 and February 28, 1999

    Revenue for the six months ended February 29, 2000, was $385.8 million, an increase of $9.8 million from 1999. Revenue from total sugar sales increased 6.7 percent reflecting a 7.5 percent increase in hundredweight sold partially offset by a .7 percent decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 14.3 percent due to a 26.4 percent decrease in the volume of pulp sold partially offset by a 16.4 percent increase in the average selling price per ton. Revenue from molasses sales decreased 35.7 percent due to a 27.6 percent decrease in the volume of molasses sold and an 11.1 percent decrease in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 17.0 percent due to a 82.1 percent increase in sales volume partially offset by a 35.8 percent decrease in the average selling price per ton.

    Cost of product sold for the six months ended February 29, 2000, exclusive of payments for sugarbeets, decreased $8.6 million as compared to the same period in 1999. Direct processing costs for sugar and pulp increased 2.8 percent due to processing 2.7 percent more sugarbeets partially offset by reduced costs of harvesting fewer tons. Fixed and committed expenses increased 20.8 percent reflecting higher depreciation and maintenance costs. The cost associated with sugar purchased to meet customer needs was up $6.6 million due to the increase in purchased sugar activity in distant geographic markets. The change in inventories impacted the cost of product sold favorably by $28.0 million in the first six months of fiscal 2000 as compared to fiscal 1999. The negative cost of product sold amount is due to the credit from the valuation of product inventories at net realizable value.

    Selling, General and Administrative expenses for the six months ended February 29, 2000, decreased $3.4 million from 1999. Selling expenses decreased $2.3 million due to lower agri-product freight costs and the suspension of the Commodity Credit Corporation marketing assessment fee as of September 1, 1999. General and Administrative expenses decreased $1.1 million from 1999, primarily due to lower personnel costs and general cost reductions.

    The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

    Interest income increased $1.7 million in fiscal 2000 primarily due to interest received on the Crystech, LLC note receivable.

    Interest expense decreased $.8 million in fiscal 2000 primarily due to lower average borrowing levels for short-term debt this year along with slightly lower interest rates.

    Other income decreased $3.4 million from last year primarily due to the gain in fiscal 1999 from the sale of certain beet seed assets to Betaseed Inc. (BETA), a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag.

    Other expense decreased $.6 million between years, with decreased supplemental retiree benefits being partially offset by a loss from the first month of Crystech, LLC operations. Crystech was formed in 1998 to acquire, construct, finance, operate and maintain a molasses desugarization facility at the Company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company acquired an initial 50% ownership interest in Crystech through a $1.5 million cash contribution. The Company accounts for its investment in the joint venture using the equity method. Crystech became operational on February 1, 2000.

    Non-member activities resulted in a loss of $.9 million for the six months ended February 29, 2000 as compared to a gain of $3.3 million for the same period last year. The majority of the fiscal 1999 gain is related to the sale of beet seed assets to BETA. The loss in fiscal 2000 is primarily comprised of activities related to ProGold, LLC.

Comparison of the Three Months Ended February 29, 2000 and February 28, 1999

    Revenue for the three months ended February 29, 2000, was $167.8 million, an increase of $12.5 million from 1999. Revenue from total sugar sales decreased 3.5 percent reflecting a 1.2 percent decrease in hundredweights sold and a 2.4 percent decrease in the average selling price per hundredweight. Revenue from pulp sales increased 28.3 percent due to a 1.0 percent increase in volume of pulp sold and a 27.1 percent increase in the average selling price per ton. Revenue from molasses sales decreased 46.4 percent due to a 47.0 percent decrease in the volume of molasses sold partially offset by a 1.2 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 33.5 percent due to a 115.2 percent increase in sales volume partially offset by a 38.0 percent decrease in average selling price per ton.

    Cost of product sold for the three months ended February 29, 2000, exclusive of payments for sugarbeets, decreased $19.6 million as compared to the same period in 1999. Direct processing costs for sugar and pulp remained relatively level between years. Fixed and committed expenses increased 23.3 percent this year due to higher depreciation and maintenance. The cost associated with sugar purchased to meet customer needs was up $.2 million due to the increase in purchased sugar activity in distant geographic markets. Changes in inventory levels between 2000 and 1999, impacted the cost of product sold favorably by $26.4 million. The negative cost of product sold amount is due to the credit from the valuation of product inventories at net realizable value.

    Selling, general and administrative expenses for the three months ended February 29, 2000, decreased $3.6 million from the same period in 1999. Selling expenses decreased $2.4 million due to lower agri-product freight costs and the suspension of the Commodity Credit Corporation marketing assessment fee. Administrative expenses were $1.2 million lower in 2000 primarily due to lower personnel costs and general cost reductions.

    The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs, and the amount of unsold inventory on hand.

    Interest income increased $.5 million in fiscal 2000 primarily due to interest received on the Crystech, LLC note receivable.

    Interest expense decreased $.3 million in fiscal 2000 primarily due to lower average borrowing levels for short and long term debt this year along with slightly lower interest rates.

    Other income increased $.3 million due mainly to the gain from the sale of assets from our Nampa, Idaho beet seed facility.

    Other expense remained relatively level between years, with decreased supplemental retiree benefits being partially offset by a loss from the first month of Crystech, LLC operations. Crystech was formed in 1998 to acquire, construct, finance, operate and maintain a molasses desugarization facility at the Company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company acquired an initial 50% ownership interest in Crystech through a $1.5 million cash contribution. The Company accounts for its investment in the joint venture using the equity method. Crystech became operational on February 1, 2000.

    Non-member activities for the three months ended February 29, 2000 and February 28, 1999, remained constant with a loss of $.7 million in both years. The loss during fiscal 2000 was primarily due to activities related to ProGold, LLC. The loss during fiscal 1999 was due primarily to non-member beet seed activities.

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

Current Market Trends

    The domestic sugar market is currently experiencing an oversupply of refined sugar. This oversupply is the result of the several factors. First, the World Trade Organization (WTO) requires imports of sugar, regardless of the domestic supply situation, from approximately 40 foreign nations that produce and export sugar. Second, sugar is currently entering the United States from Canada each year, over and above the WTO minimum, in the form of "stuffed molasses." "Stuffed molasses" is molasses that contains an extremely high percentage of sugar. Once the "stuffed molasses" reaches the United States, it is run through a desugarization process that separates the liquid sugar from the molasses. The liquid sugar is then sold in the domestic market. Third, in addition to the sugar currently being imported into the domestic market this year, Mexico, under the North American Free Trade Agreement (NAFTA), will be allowed, in October, 2000, to export an additional 5 million hundredweight of sugar, tariff free, into the United States. Fourth, both the sugarbeet crop and sugar cane crop for this year were the largest in history. The increased size of these crops resulted from an expansion in the acreage planted, the development of higher yielding cane varieties and generally good growing conditions across the country.

    Due to these factors, the supply of refined sugar currently exceeds the domestic demand for refined sugar in the United States. This excess supply has resulted in a decline in domestic sugar prices. Lower sugar prices adversely impact the profitability of selling refined sugar in the United States, resulting in a direct negative impact on the gross beet payment.

    The Company has a significant amount of sugar pledged as collateral for non-recourse loans through the Commodity Credit Corporation (the "CCC"). The domestic sugar price may decrease to a level below the forfeiture price for these non-recourse loans. The Company is currently contemplating the forfeiture of sugar.

Liquidity and Capital Resources

    Under the Company's Bylaws and Grower Contracts, payments for member delivered sugarbeets, the Company's principal raw material, are subordinated to all member business expenses. Cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to the Company. All unpaid portions remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank, ACB. The Company has a long-term debt commitment with CoBank during 2000 of $201.2 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998, a term loan with US Bank of $3.0 million, a term loan with Bank of North Dakota of $7.2 million, and $38.2 million from eight separate issuances of Pollution Control and Industrial Development Revenue Bonds. The Company also has a seasonal line of credit with CoBank, ACB of $290 million that includes a line of credit with Norwest Bank for $3 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company's commercial paper program provides short-term borrowings of up to $150 million.

    The various loan agreements between CoBank, ACB and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on the Company. As of February 29, 2000, the Company was in compliance with its loan agreements.

    The change in the Company's financial condition from August 31, 1999 to February 29, 2000 is primarily due to normal business seasonality. The first six months of the Company's fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets. The cash used in operations of $42.8 million and investing activities of $13.7 million was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $69.7 million, and proceeds from the installment sale of stock of $6.2 million, partially offset by the payment of the unit retains of $19.7 million.

    Working capital has decreased $7.5 million from $56.7 million at the beginning of the year to $49.2 million as of February 29, 2000 primarily due to additional short-term debt and the amounts due growers partially offset by increased inventories. Working capital as of February 29, 2000 was $49.2 million, a decrease of $3.6 million when compared to $52.8 million of working capital as of February 28, 1999. This decrease was mainly due to decreased inventory levels, partially offset by a decrease in short-term debt.

    Capital expenditures for the six months ended February 29, 2000 were $13.7 million.

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

AMERICAN CRYSTAL SUGAR COMPANY (Registrant)
Date: April 13, 2000	By:	/s/ THOMAS S. ASTRUP Thomas S. Astrup Corporate Controller Duly Authorized Officer