Form 10-Q
period 2000-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2000-07-13
CIK 4828

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 5, 2000
$10 Par Value	3,004

AMERICAN CRYSTAL SUGAR COMPANY
FORM 10-Q
INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS	1
	STATEMENTS OF OPERATIONS	3
	STATEMENTS OF CASH FLOWS	4
	NOTES TO THE FINANCIAL STATEMENTS	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	7
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11
SIGNATURES		16

AMERICAN CRYSTAL SUGAR COMPANY
Balance Sheets
(Unaudited)
(Dollars in Thousands)

ASSETS

	May 31
			August 31, 1999*
	2000	1999
Current Assets:
Cash and Cash Equivalents	$3,231	$29	$2,156
Accounts Receivable:
Trade	50,760	73,792	71,654
Members	1,045	1,719	1,595
Other	2,938	65	2,642
Advances to Related Parties	4,314	13,269	22,419
Inventories	276,806	300,400	111,958
Prepaid Expenses	3,506	2,415	2,944

Total Current Assets	342,600	391,689	215,368

Property and Equipment:
Land	26,267	14,671	24,456
Buildings and Equipment	797,047	678,174	804,607
Construction-in-Progress	18,771	134,721	6,648
Less: Accumulated Depreciation	(474,938)	(461,076)	(459,096)

Net Property and Equipment	367,147	366,490	376,615

Other Assets:
Investments in CoBank	15,135	13,970	15,427
Investments in Marketing Cooperatives	3,219	2,896	3,112
Investments in ProGold Limited Liability Company	36,542	35,541	35,629
Investments in Crystech, LLC	1,494	1,574	1,688
Notes Receivable—Crystech, LLC	13,905	9,862	11,883
Other Assets	4,143	3,881	6,170

Total Other Assets	74,438	67,724	73,909

Total Assets	$784,185	$825,903	$665,892

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY
Balance Sheets
(Unaudited)
(Dollars in Thousands)

LIABILITIES AND MEMBERS' INVESTMENTS

	May 31
			August 31, 1999*
	2000	1999
Current Liabilities:
Short-Term Debt	$127,452	$177,433	$60,844
Current Maturities of Long-Term Debt	18,925	18,800	18,915
Accounts Payable:
Trade	5,853	7,573	24,239
Other	3,556	5,170	2,019
Advances due to Related Parties	6,656	—	—
Accrued Continuing Costs	58,791	58,211	—
Other Current Liabilities	18,935	16,799	16,920
Amounts Due Members	51,635	56,799	35,698

Total Current Liabilities	291,803	340,785	158,635
Long-Term Debt, Excluding Current Maturities	231,210	232,895	233,135
Deferred Income Taxes	1,900	1,753	1,838
Other Liabilities	31,592	26,488	30,998

Total Liabilities	556,505	601,921	424,606

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	29	30
Additional Paid-in Capital	130,969	123,737	123,948
Unit Retains	97,054	95,562	116,849
Accumulated Other Comprehensive Income/(Loss)	(4,088)	(2,259)	(4,088)
Retained Earnings/(Deficit)	(34,560)	(31,362)	(33,728)

Total Members' Investments	227,680	223,982	241,286

Total Liabilities and Members' Investments	$784,185	$825,903	$665,892

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY
Statements of Operations
(Unaudited)
(Dollars in Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2000	1999	2000	1999
Net Revenue	$564,774	$603,533	$178,967	$227,558
Cost of Product Sold	31,131	33,751	51,997	45,789

Gross Proceeds	533,643	569,782	126,970	181,769
Selling, General & Administrative Expenses	118,928	133,893	36,625	48,186
Accrued Continuing Costs	58,791	58,211	(16,886)	12,426

Operating Proceeds	355,924	377,678	107,231	121,157

Other Income (Expenses)
Interest Income	2,036	787	904	349
Interest Expense	(17,018)	(16,925)	(6,841)	(5,984)
Other Income	1,489	5,111	584	498
Other Expenses	(862)	(3,410)	(247)	(2,184)

Other Income (Expense)	(14,355)	(14,437)	(5,600)	(7,321)

Proceeds before Income Taxes	341,569	363,241	101,631	113,836
Income Taxes (Provision)/Benefit	(78)	—	(26)	—

Net Proceeds Resulting from Member and Non-Member Business	$341,491	$363,241	$101,605	$113,836

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business Income/(Loss)	$(832)	$1,872	$92	$(1,392)
Unit Retains Declared to Members	—	—	—	—

Net Credit/(Charge) to Members' Investments	(832)	1,872	92	(1,392)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	342,323	361,369	101,513	115,228

Total	$341,491	$363,241	$101,605	$113,836

AMERICAN CRYSTAL SUGAR COMPANY
Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Nine Months Ended May 31
	2000	1999
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$341,491	$363,241
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(342,323)	(361,369)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	33,536	22,506
(Income) Loss from Equity Method Investees	(819)	(488)
(Gain) Loss on the Disposition of Property and Equipment	565	(69)
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	292	(80)
Deferred Gain Recognition	(148)	(151)
Changes in Assets and Liabilities:
Receivables	21,148	(16,343)
Advances to Related Parties	24,761	13,133
Inventories	(164,848)	(158,018)
Prepaid Expenses	(562)	664
Accounts Payable	(16,849)	(23,389)
Accrued Continuing Costs	58,791	58,211
Other Liabilities	2,670	2,784
Amounts Due Members	15,937	42,384

Net Cash (Used In) Operations	(26,358)	(56,984)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(24,980)	(36,881)
Proceeds from the Sale of Property and Equipment	590	125
Investments in Banks for Cooperatives	—	2,000
Investments in Marketing Cooperatives	—	(609)
Investments in Crystech LLC	(47)	—
Notes Receivable—Crystech LLC	(2,022)	(6,144)
Changes in Other Assets	1,972	903

Net Cash (Used In) Investing Activities	(24,487)	(40,606)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	66,608	61,111
Proceeds from Long-Term Debt	17,000	57,100
Long-Term Debt Repayment	(18,915)	(17,900)
Proceeds from Sale of Stock	7,021	7,555
Payment of Unit Retains	(19,795)	(10,288)

Net Cash Provided by Financing Activities	51,919	97,578

Increase (Decrease) In Cash and Cash Equivalents	1,075	(12)
Cash and Cash Equivalents, Beginning of Year	2,156	41

Cash and Cash Equivalents, End of Period	$3,231	$29

AMERICAN CRYSTAL SUGAR COMPANY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

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

    The operating results for the nine month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000.

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

    Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

Note 2: Inventories

    The major components of inventories are as follows (In Thousands):

	05/31/00	05/31/99	8/31/99
Refined Sugar, Pulp, Molasses, CSB and Beet Seed	$258,062	$268,885	$88,466
Unprocessed Sugarbeets	—	12,394	3,817
Maintenance Parts & Supplies	18,744	19,121	19,675

Total Inventories	$276,806	$300,400	$111,958

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

Note 4: Members' Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
July 5, 2000	$76.77	600,000	498,570
May 31, 2000	$76.77	600,000	498,570
August 31, 1999	$76.77	600,000	498,570
May 31, 1999	$76.77	600,000	498,570
Common Stock:
July 5, 2000	$10.00	4,000	3,004
May 31, 2000	$10.00	4,000	2,955
August 31, 1999	$10.00	4,000	2,950
May 31, 1999	$10.00	4,000	2,913

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
For the Three Months and Nine Months Ended May 31, 2000 and 1999

    This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "believe", "may" and similar expressions. The Company's actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets. For a more complete discussion of "Important Factors", please refer to the Company's 1999 Form 10-K.

Comparison of the Nine Months Ended May 31, 2000 and 1999

    Revenue for the nine months ended May 31, 2000, was $564.8 million, a decrease of $38.8 million from 1999. Revenue from total sugar sales decreased 3.2 percent reflecting a 1.3 percent decrease in hundredweight sold and a 1.9 percent decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 24.9 percent due to a 36.3 percent decrease in the volume of pulp sold partially offset by an 18.0 percent increase in the average selling price per ton. Revenue from molasses sales decreased 45.9 percent due to a 46.1 percent decrease in the volume of molasses sold partially offset by a .4 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 31.2 percent due to a 92.2 percent increase in sales volume partially offset by a 31.7 percent decrease in the average selling price per ton. The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

    Cost of product sold for the nine months ended May 31, 2000, exclusive of payments for sugarbeets, decreased $2.6 million as compared to the same period in 1999. Direct processing costs for sugar and pulp increased 4.7 percent primarily due to the commencement of tolling charges from Crystech, LLC, partially offset by reduced costs of harvesting fewer tons. Fixed and committed expenses increased 13.4 percent reflecting higher depreciation and maintenance costs. The cost associated with sugar purchased to meet customer needs was up $5.0 million due to the increase in purchased sugar activity in distant geographic markets. The change in inventories impacted the cost of product sold favorably by $24.6 million in the first nine months of fiscal 2000 as compared to the same period in fiscal 1999.

    Selling, General and Administrative expenses for the nine months ended May 31, 2000, decreased $15.0 million from 1999. Selling expenses decreased $13.6 million due to lower agri-product freight costs and the suspension of the Commodity Credit Corporation marketing assessment fee as of September 1, 1999. General and Administrative expenses decreased $1.4 million from 1999, primarily due to lower personnel costs and general cost reductions.

    The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

    Interest income increased $1.2 million in fiscal 2000 primarily due to interest on the Crystech, LLC notes receivable.

    Interest expense was relatively unchanged between the two years.

    Other income decreased $3.6 million from last year primarily due to the gain in fiscal 1999 from the sale of certain beet seed assets to Betaseed Inc. (BETA), a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag.

    Other expenses decreased $2.5 million between years, with decreased supplemental retiree benefits and decreased expense from anticipated write-offs by CoBank being partially offset by a loss on the disposition of assets and a loss from the four months of Crystech, LLC operations. Crystech was formed in 1998 to acquire, construct, finance, operate and maintain a molasses desugarization facility at the Company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company acquired an initial 50% ownership interest in Crystech through a $1.5 million cash contribution. The Company accounts for its investment in the joint venture using the equity method. Crystech became operational on February 1, 2000.

    Non-member activities resulted in a loss of $.8 million for the nine months ended May 31, 2000 as compared to a gain of $1.9 million for the same period last year. The majority of the fiscal 1999 gain is related to the sale of beet seed assets to BETA partially offset with non-member interest expense related to borrowings for ProGold Limited Liability Company (ProGold). The loss in fiscal 2000 is primarily comprised of activities related to ProGold, LLC.

Comparison of the Three Months Ended May 31, 2000 and 1999

    Revenue for the three months ended May 31, 2000, was $179.0 million, a decrease of $48.6 million from 1999. Revenue from total sugar sales decreased 19.2 percent reflecting a 15.5 percent decrease in hundredweights sold and a 4.4 percent decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 44.5 percent due to a 53.3 percent decrease in volume of pulp sold partially offset by an 18.8 percent increase in the average selling price per ton. Revenue from molasses sales decreased 62.6 percent due to a 69.7 percent decrease in the volume of molasses sold partially offset by a 23.5 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 74.4 percent due to a 113.2 percent increase in sales volume partially offset by a 18.2 percent decrease in average selling price per ton. The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

    Cost of product sold for the three months ended May 31, 2000, exclusive of payments for sugarbeets, increased $6.2 million as compared to the same period in 1999. Direct processing costs for sugar and pulp increased 8.1 percent primarily due to the commencement of the tolling charges from Crystech, LLC. Fixed and committed expenses increased 5.3 percent this year due to higher depreciation and maintenance. The cost associated with sugar purchased to meet customer needs was down $1.6 million due to the decrease in purchased sugar activity in distant geographic markets during this quarter. Changes in inventory levels between 2000 and 1999 impacted the cost of product sold unfavorably by $3.4 million.

    Selling, General and Administrative expenses for the three months ended May 31, 2000, decreased $11.6 million from the same period in 1999. Selling expenses decreased $11.2 million due to lower agri-product freight costs and the suspension of the Commodity Credit Corporation marketing assessment fee. General and Administrative expenses were $.4 million lower in 2000 primarily due to lower personnel costs and general cost reductions.

    The decrease in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

    Interest income increased $.6 million in fiscal 2000 primarily due to interest on the Crystech, LLC notes receivable.

    Interest expense increased $.9 million in fiscal 2000 primarily due to slightly higher interest rates.

    Other income for the quarter increased slightly from $.5 million in 1999 to $.6 million in 2000.

    Other expenses decreased by $2.0 million between years, with decreased expense from the anticipated write-off by CoBank in 1999, being partially offset by a loss on the disposition of assets and a loss from the four months of Crystech, LLC operations.

    Non-member activities for the three months ended May 31, 2000 and 1999, resulted in a fiscal 2000 non-member income of $.1 million. Fiscal 1999 had a $1.4 million loss. The loss during fiscal 1999 was due primarily to non-member beet seed activities.

Current Market Trends

    The domestic sugar market is currently experiencing an oversupply of refined sugar. This oversupply is the result of several factors. First, the World Trade Organization (WTO) requires imports of sugar, regardless of the domestic supply situation, from approximately 40 foreign nations that produce and export sugar. Second, sugar is currently entering the United States from Canada each year, over and above the WTO minimum, in the form of "stuffed molasses." "Stuffed molasses" is molasses that contains an extremely high percentage of sugar. Once the "stuffed molasses" reaches the United States, it is run through a desugarization process that separates the liquid sugar from the molasses. The liquid sugar is then sold in the domestic market. Third, in addition to the sugar currently being imported into the domestic market this year, Mexico, under the North American Free Trade Agreement (NAFTA), will be allowed, in October, 2000, to export an additional 5 million hundredweight of sugar, tariff free, into the United States. Fourth, both the sugarbeet crop and sugar cane crop for this year were the largest in history. The increased size of these crops resulted from an expansion in the acreage planted, the development of higher yielding cane varieties and generally good growing conditions across the country.

    Due to these factors, the supply of refined sugar currently exceeds the domestic demand for refined sugar in the United States. This excess supply has resulted in a decline in domestic sugar prices. Lower sugar prices adversely impact the profitability of selling refined sugar in the United States, resulting in a direct negative impact on the gross beet payment.

    In June 2000, the U.S. Department of Agriculture's Commodity Credit Corporation ("CCC") purchased 132,000 tons of sugar from some U.S. sugar producers in an effort to reduce the cost of expected sugar program loan forfeitures, support sugar growers, and help stabilize low market prices. The CCC did not purchase any sugar from the Company. The CCC has no immediate plans to dispose of the purchased sugar. According to the CCC, additional purchases may occur in the future, depending on price and market conditions.

    Although the Company views the CCC's purchase of sugar as a positive step by the U.S. Government to address the current market situation, there is no assurance that this purchase will have a material impact on domestic sugar prices.

    The Company has a significant amount of sugar pledged as collateral for non-recourse loans through the CCC. The domestic sugar price may decrease to a level below the forfeiture price for these non-recourse loans. The Company is currently contemplating the forfeiture of sugar.

Environmental Matters

    In June 1998, a dike failure occurred near the East Grand Forks, Minnesota factory. The Minnesota Pollution Control Agency (MPCA) commenced enforcement action related to this incident. On April 4, 2000, the Company and the MPCA entered into a stipulation agreement settling this matter. This agreement requires the Company, among other conditions, to pay penalties in the amount of $127,000.

Liquidity and Capital Resources

    Under the Company's Bylaws and Grower Contracts, payments for member delivered sugarbeets, the Company's principal raw material, are subordinated to all member business expenses. Cash payments to members are spread over a period of approximately one-year following delivery of their sugarbeet crops to the Company. All unpaid portions remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank, ACB. The Company has a long-term debt commitment with CoBank during 2000 of $180.5 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998, a term loan with US Bank of $3.0 million, a term loan with Bank of North Dakota of $7.2 million, and $44.0 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds. The most recent bond issuance, $5.75 million of Solid Waste Disposal Revenue Bonds of the City of East Grand Forks, Minnesota, occurred in April 2000. These bonds are due in 2015 and have variable interest rates. The Company also has a seasonal line of credit with CoBank, ACB of $210 million that includes a line of credit with Norwest Bank for $3 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company's commercial paper program provides short-term borrowings of up to $150 million.

    On March 31, 2000, the Company entered into new Term and Seasonal loan agreements with CoBank, ACB. These new loans replace the loans with the St. Paul Bank for Cooperatives that have expired. CoBank, ACB and the St. Paul Bank for Cooperatives merged in 1999. The various loan agreements between CoBank, ACB and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on the Company. As of May 31, 2000, the Company was in compliance with its loan agreements.

    The change in the Company's financial condition from August 31, 1999 to May 31, 2000 is primarily due to normal business seasonality. The first nine months of the Company's fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets. The cash used in operations of $26.4 million and investing activities of $24.5 million was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $66.7 million, and proceeds from the installment sale of stock of $7.0 million, partially offset by the payment of the unit retains of $19.8 million.

    Working capital has decreased $5.9 million from $56.7 million at the beginning of the year to $50.8 million as of May 31, 2000 primarily due to additional short-term debt and the amounts due growers partially offset by increased inventories. Working capital as of May 31, 2000 was $50.8 million, a decrease of $.1 million when compared to $50.9 million of working capital as of May 31, 1999.

    Capital expenditures for the nine months ended May 31, 2000 were $24.9 million as compared to $36.9 million for the same period in 1999. The Company had outstanding commitments totaling $14.0 million as of May 31, 2000, for equipment and construction contracts related to various capital projects.

    The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. The Company is currently involved in certain legal proceedings, which have arisen in the ordinary course of the Company's business. The Company is also aware of certain other potential claims, which could result in the commencement of legal proceedings. The Company carries insurance, which provides protection against certain types of claims. With respect to current litigation and potential claims of which the Company is aware, the Company's management believes that (i) the Company has insurance protection to cover all or a portion of any judgments which may be rendered against the Company with respect to certain claims or actions and (ii) any judgments which may be entered against the Company and which may exceed such insurance coverage or which may arise in actions involving potential liabilities not covered by insurance policies are not likely to have a material adverse effect upon the Company, or its assets or operations.

Item 6. Exhibits and reports on Form 8-K

  (a)
  Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Growers' Contract (5-year Agreement)	Incorporated by reference to Exhibit 10(f) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
10.2	Growers' Contract (Annual Contract)	Incorporated by reference to Exhibit 10(g) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency	Incorporated by reference to Exhibit 10(n) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.7	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.8	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.9	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.10	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.11	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
†10.12	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.13	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.14	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.15	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.16	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.17	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

10.18	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.19	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
††10.20	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.21	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.22	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.23	Registrant's Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.24	Registrant's Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.25	Registrant's Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.
10.26	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999.

10.27	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2000	Filed herewith electronically.
10.28	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Filed herewith electronically.
28	Financial Data Schedule	Filed herewith electronically.

†
Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

††
Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

(b)
No reports were filed on Form 8-K during this quarter.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY (Registrant)
Date: July 7, 2000	/s/ THOMAS S. ASTRUP Thomas S. Astrup Corporate Controller Duly Authorized Officer

QuickLinks

INDEX
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Unaudited) (Dollars in Thousands)
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Unaudited) (Dollars in Thousands)
AMERICAN CRYSTAL SUGAR COMPANY Statements of Operations (Unaudited) (Dollars in Thousands)
AMERICAN CRYSTAL SUGAR COMPANY Statements of Cash Flows (Unaudited) (In Thousands)
AMERICAN CRYSTAL SUGAR COMPANY NOTES TO THE FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition For the Three Months and Nine Months Ended May 31, 2000 and 1999
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES