Form 10-K405
period 2000-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2000-11-22
CIK 4828

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2000

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
NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of November 22, 2000, 3,006 shares of the Registrant's Common Stock and 498,570 shares of the Registrant's Preferred Stock were outstanding. There is no established public market for the Registrant's Common Stock or Preferred Stock. Although there is a limited, private market for shares of the Registrant's stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I

    This report contains forward-looking statements and information based upon assumptions by the American Crystal Sugar Company's management, including assumptions about risks and uncertainties faced by the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "expects", "believes", "will" or similar verbs or expressions. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Company and its business which are described in this report in the "Important Factors" section below. Readers are urged to consider these factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

Item 1.  BUSINESS

General

    The Company is a Minnesota agricultural cooperative corporation owned by 3,006 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley. Throughout this report, the terms "growers," "members" and "shareholders" will be used interchangeably to refer to the equity holders of the Company. The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada. The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899. The Company currently processes sugarbeets from a base level of approximately 498,570 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year. By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as molasses, sugarbeet pulp and concentrated separated by-product (CSB), a by-product of the molasses desugarization process.

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

Products and Production

    The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also sells agri-products and sugarbeet seeds. The Company's total sugar and agri-product production is influenced by the amount and quality of sugarbeets grown by its members, the processing capacity of the Company's plants and by its ability to store harvested sugarbeets.

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

    Molasses that remains after the sugar crystals are initially separated can be further processed to remove more sugar crystals. Prior to fiscal 2000, the Company processed approximately one-half of its molasses through its East Grand Forks molasses desugarization facility to extract additional sugar. In February, 2000, the new Hillsboro desugarization facility became operational. Approximately two-thirds of the Company's molasses was processed during fiscal 2000. In the future, the Company expects to process substantially all of its molasses to extract the remaining sugar.

    The sugar production process results in a variety of agri-products. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feed. Currently, the remaining molasses and CSB from the molasses desugarization process are marketed through Midwest Agri-Commodities Company and are sold primarily to yeast manufacturers and for use in animal feed.

    The Company develops and markets sugarbeet seeds through a 10-year Product Development, Licensing and Sales Agreement with Betaseed, Inc., a Minnesota corporation which is a wholly-owned subsidiary of KWS Kleinwanzlebener Saatzucht, AG, a German seed company that is one of the three largest seed companies in the world. Under the agreement, the Company has the right to market its branded seed to its own members and Betaseed has the right to market Betaseed branded seed to the Company's members and also to market the Company's seed and its seed in all other markets.

Recent Crops

    The sugarbeet crop grown during 2000 that will be processed during fiscal 2001, produced a total of approximately 21.6 tons of sugarbeets per acre from approximately 445,000 acres. That production exceeded the ten-year average of 18.3 tons per acre for the crops grown in the years 1990 through 1999. The sugar content of the 2000 crop was 17.75%, in comparison to a ten-year average for the applicable period of 17.43%. The Company has begun processing the sugarbeets produced from the 2000 crop and expects to produce a total of approximately 27.3 million hundredweight of sugar from the crop.

    The sugarbeet crop grown during 1999 and processed during fiscal 2000, produced a total of approximately 19.9 tons of sugarbeets per acre from approximately 486,000 acres. That production exceeded the ten-year average of 17.8 tons per acre for the crops grown in the years 1989 through 1998. The sugar content of the 1999 crop was 17.37%, in comparison to a ten-year average for the applicable period of 17.36%. The Company produced a total of approximately 26.6 million hundredweight of sugar from the 1999 sugarbeet crop.

    The sugarbeet crop grown during 1998 and processed during fiscal 1999, produced a total of approximately 22.2 tons of sugarbeets per acre from approximately 481,000 acres. That production exceeded the ten year average of 16.9 tons per acre for the crops grown in the years 1988 through 1997. The sugar content of the 1998 crop was 17.66%, in comparison to a ten-year average for the applicable period of 17.42%. The Company produced a total of approximately 25.5 million hundredweight of sugar from the 1998 sugarbeet crop.

    For a discussion of the 1999, 1998 and 1997 crops and results of operations for fiscal years 2000, 1999 and 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Market and Competition

    Current United States government statistics estimate total United States sugar consumption at 194.1 million hundredweight for the year beginning October 1, 2000 and ending September 30, 2001. For the same period starting October 1999, total consumption was 191.6 million hundredweight. Comparing the two years shows demand growth of 1.7% for United States sugar sellers.

    The United States refined sugar market has grown over the past twenty years, despite the demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. While corn and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the United States market for sugar will continue to grow between 1 and 2% per year mainly due to population growth.

    The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. Today there are eight sugar sellers, with over 75% of United States sugar market share concentrated in the top three sellers, all of which are fully integrated sugarbeet and cane suppliers. Given the size of the domestic market, the Company's sugar production and sales represented 13.9% of the total domestic market for refined sugar in 1999/2000. Sugar sales by United Sugars Corporation represents approximately 22% of the United States sugar market.

    The Company's main competitors in the domestic market are Imperial Sugar Company, Tate & Lyle North America, Amalgamated Sugar Company and California & Hawaiian Sugar Company. Because sugar is a fungible commodity, competition in the United States industry is primarily based upon price, customer service and reliability as a supplier.

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

Marketing, Customers and Prices

    United Sugars Corporation, a common marketing agency operating on a cooperative basis, markets the Company's sugar. The Company is a party to a "Uniform Member Marketing Agreement" with United Sugars Corporation. The other members of United Sugars Corporation, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation, are parties to similar agreements. Under these agreements, all of the members market all of their refined sugar through United Sugars Corporation. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds from the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the four members proportionally.

    United Sugars Corporation distributes both cane sugar and beet sugar to customers over a large geographical area. All of the uniform marketing agreements terminate on August 31, 2001, with automatic renewal for subsequent terms of one year unless notice of termination is given by a party. In order to terminate its agreement, a party must provide notice of termination by May 1 of the then current year for the termination to be effective on the August 31 of the subsequent year. In the event one of the parties terminates its uniform marketing agreement, the amount of sugar that is marketed by United Sugars Corporation would decrease, thus reducing proceeds. Furthermore, United Sugars Corporation would also be required to return the exiting member's capital over a period of five years. No notifications of termination were received in May of 2000.

    United Sugars Corporation markets the Company's sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. For the fiscal year ended August 31, 2000, 89.6% (by weight) of the Company's sugar production was sold to industrial users. The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the "Crystal Sugar" and "Pillsbury" brand names and various private labels for household consumption. With regard to brand name sales, the Company licenses the use of the "Crystal" name and sub-licenses the use of the "Pillsbury" name to United Sugars Corporation.

    United Sugars Corporation's customers are located primarily in Illinois, Indiana, Iowa, Minnesota, Missouri, New York, Ohio, Pennsylvania, Tennessee, and Wisconsin. During fiscal 2000, United Sugar Corporation's 10 largest customers purchased approximately 49.7% (by weight) of the Company's sugar sold.

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

    The Company markets its agri-products through Midwest Agri-Commodities Company, a common marketing agency operating on a cooperative basis, whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 2000, the majority of the Company's pulp production was exported to Japan and Europe. The market for sugarbeet pulp is affected by the availability and quality of competitive foodstuffs. Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders. Total agri-product sales accounted for 7.7% of the Company's total revenues during fiscal 2000. Export agri-product sales accounted for 4.1% of the Company's total revenues during fiscal 2000. In the past, export agri-products sales accounted for 3.1% of the Company's total revenues in 1999 and 6.5% in 1998. These percentages are primarily a function of the average market prices for sugar, pulp and molasses and are not necessarily indicative of future relationships between agri-product revenues (both export and domestic) and sugar revenues, because prices of these commodities fluctuate independently of each other.

Government Programs and Regulation

    Domestic sugar prices are directly affected by a program administered by the USDA. Under the current program, which was initiated in 1981 and extended with modifications under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"), the USDA attempts to maintain the price of sugar above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (CCC). The USDA has historically maintained sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. Under the "Tariff Rate Quota" (TRQ) implemented October 1, 1990, sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 15.36 cents per pound prior to shipment. To date, only minute quantities of sugar have been imported under this higher tariff level.

    During fiscal 2000, market conditions caused prices for raw and refined sugar to drop below the non-recourse loan rates established under the FAIR Act. The USDA attempted to support market prices by purchasing sugar and through a Payment-In-Kind program between it and the sugar producers, but prices did not remain above the non-recourse loan rates. As a result, several producers forfeited sugar under the terms of loans obtained from the CCC. The Company forfeited approximately 4.5 million hundredweight of sugar under CCC loans on September 30, 2000 (the maturity date of the loans).

    During 2000, the USDA implemented a Payment-In-Kind (PIK) program. Under this program, the Company's shareholders were paid to destroy a portion of their 2000 sugarbeet crop. Payments to the Company's shareholders will be made by the USDA in the form of certificates to be exchanged for sugar obtained by the USDA as a result of the purchases and forfeitures noted in the above paragraph. The Company has entered into contracts with its shareholders to purchase the sugar certificates they may receive from the USDA and reduce the shareholders' delivery obligation to the Company to the extent sugarbeets were destroyed. As a result of the PIK program, the number of acres of the 2000 sugarbeet crop harvested by the shareholders was reduced by approximately 33,000 acres. At this time, the Company does not believe that the reduction in sugarbeets available to process as a result of the PIK program will materially affect the results of operations for fiscal 2001.

    The Uruguay Round Agreement, under the General Agreement on Tariffs and Trade (GATT), mandates imports of at least 1,256,000 short tons of sugar per year into the United States. The FAIR Act maintains an 18 cent per pound loan rate for raw sugar and establishes a 22.90 cent per pound loan rate for refined sugarbeet sugar. Both loan rates are effective for crop years 1996 through 2002. Price support loans are to be made on a non-recourse basis as long as United States sugar imports for domestic usage exceed 1.5 million short tons raw value in a given fiscal (October through September) year. Loans made on a non-recourse basis enable the sugar processor to forfeit sugar to the CCC if sugar prices are below the loan rate. If imports during a given year are less than 1.5 million short tons, loans must be made on a recourse basis, meaning that processors will not be able to forfeit sugar to the CCC. In order to recover the full value of a recourse loan, the CCC could require that cash or other assets be provided in addition to the sugar used as collateral when the loan is made. The FAIR Act requires a one cent per pound penalty be paid by processors if the processor forfeits on sugar price support loans. On September 15, 2000, the United States Department of Agriculture announced that non-recourse loans would be available to producers for the marketing year ending September 30, 2001.

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

    The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn syrup could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 12 cents in 2000 but decline by approximately 1.5 cents per year until reaching zero in 2008. Low world raw sugar prices could make it feasible for Mexican sugar to enter the United States earlier than 2008. In contrast to Mexico's duty free access to the United States sugar market (which will be 116,611 short tons raw value for fiscal year 2001) NAFTA contains no restrictions on second tier imports.

    Under the current terms of NAFTA and the side agreement, the Company is concerned that imports from Mexico could oversupply the U.S. market, forcing sugar prices significantly lower. Any fluctuation in the price of sugar has a direct impact on any beet payments made to members. The Company, along with the domestic sugar industry, is seeking negotiated improvements to NAFTA and may also pursue legal remedies to address the matter. If the sugar industry is unsuccessful in these or any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

    The government of Mexico has indicated that it does not agree that the side agreement to NAFTA is binding, and has filed a NAFTA Article XX challenge to the United States' implementation of the side agreement. At this time, it is not known when, or if, a ruling will be received on the Article XX challenge. If the side agreement to NAFTA is ruled to be invalid, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the Company's continued viability and the desirability of growing sugarbeets for delivery to the Company.

    Another public policy challenge to the Company and the domestic sugar industry is the circumvention of the TRQ system. The Company believes that sugar-containing syrup, commonly referred to as stuffed molasses, is being imported into the United States to avoid legitimate U.S. import duties. The United States government is currently appealing an adverse ruling from the U.S. Court of International Trade on this matter. If imports of the stuffed molasses are not controlled, the Company could be materially and adversely affected.

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

    The nature and scope of future legislation affecting the sugar market cannot be predicted and there can be no assurance that price supports will continue in their present form. If the price support program, including the Tariff Rate Quota system described above, were eliminated in its entirety, or if the protection the United States' price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the Company's continued viability and the desirability of growing sugarbeets for delivery to the Company.

Growers' Contracts

    The Company purchases all of its sugarbeets from members under contract with the Company. All members have five-year contracts with the Company covering the growing seasons of 1998 through 2002. Each member will be obligated to enter into a new five-year contract for subsequent years. In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year. Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage which may be planted for each share of Preferred Stock held by the members. However, it is management's and the Board of Director's current intention that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio of 1 to 1 for the foreseeable future, subject to tolerances for overplanting and underplanting established by the Board each year.

    The net beet payment or total price for sugarbeets paid to a member is based on the gross beet payment, as adjusted by certain allowances, costs and deductions. The gross beet payment is the value of recovered sugar from the sugarbeets a member delivers plus the member's share of agri-product revenues, minus the member's share of member business operating costs. The following allowances, costs and deductions, if applicable, are used to adjust the gross beet payment to arrive at the net beet payment: hauling program allowance and costs, pre-pile quality premium and costs, minimum payment program allowance and costs, tare incentive premium/penalty program and unit retains. A unit retain is a uniform retention of a portion of the payments otherwise due to members for their crops. Unit retains are considered capital contributions that the Company, at its option, can return to the members. Currently, it is the Company's practice to return unit retains after seven years. Growers are paid a hauling allowance based on the distance they must transport sugarbeets for delivery to the Company and may also receive minimum beet payments and an allowance for early delivery of sugarbeets prior to the commencement of the stockpiling of harvested sugarbeets. The costs of these programs are shared among members on the basis of the net tonnage of sugarbeets delivered by each member.

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

    The following tables summarize the gross beet payment and net beet payment and certain crop statistics for each of the last 10 completed fiscal years, respectively:

	2000	1999	1998	1997	1996	1995	1994	1993	1992	1991
	Distribution of Net Proceeds Totals (In Thousands)
Net Proceeds	$358,373	$369,681	$313,007	$373,649	$316,244	$326,693	$266,102	$309,255	$274,910	$263,369
Non-Member Loss	1,879	494	9,679	18,074	396	15	544	77	1,075	1,058

Gross Beet Payment	$360,252	$370,175	$322,686	$391,723	$316,640	$326,708	$266,646	$309,332	$275,985	$264,427
Unit Retains	(19,299)	(21,332)	(8,545)	(16,611)	(16,040)	(16,648)	(19,328)	(20,223)	(10,364)	(8,010)
Member Tax ADJ, Net	0	0	0	0	0	5,621	12,585	447	676	589

Net Beet Payment	$340,953	$348,843	$314,141	$375,112	$300,600	$315,681	$259,903	$289,556	$266,297	$257,006

	Distribution of Net Proceeds Per Ton Harvested(1)
Net Proceeds	$37.11	$34.62	$36.60	$44.95	$39.39	$39.21	$41.25	$45.83	$39.75	$49.27
Non-Member Loss	.20	.05	1.13	2.17	0.05	0.00	0.09	0.01	0.16	0.20

Gross Beet Payment	$37.31	$34.67	$37.73	$47.12	$39.44	$39.21	$41.34	$45.84	$39.91	$49.47
Unit Retains	(2.00)	(2.00)	(1.00)	(2.00)	(2.00)	(2.00)	(3.00)	(3.00)	(1.50)	(1.50)
Member Tax ADJ, Net	0.00	0.00	0.00	0.00	0.00	0.68	1.95	0.07	0.10	0.11

Net Beet Payment	$35.31	$32.67	$36.73	$45.12	$37.44	$37.89	$40.29	$42.91	$38.51	$48.08

	Crop Statistics(1)
Tons Harvested (In Thousands):	9,657	10,679	8,553	8,313	8,029	8,332	6,450	6,748	6,915	5,345
Tons Purchased Per Acre Harvested:	19.9	22.2	18.5	18.1	18.7	20.2	16.3	16.9	17.4	13.4
Sugar Content of Beets:	17.4%	17.7%	17.6%	17.3%	16.4%	16.8%	17.6%	18.0%	17.0%	18.6%

(1)
Information provided with respect to net proceeds, gross beet payment, net beet payment, tons harvested per acre and sugar content of sugarbeets represents an average of the financial and production results experienced by the members. As described elsewhere in this report, the return to members for their sugarbeets is based upon the value of the recovered sugar from the sugarbeets delivered to the Company by each member. As a result of variations in the sugar content of the sugarbeets delivered by the various members to the Company, the payments received by the various members also vary.

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

    The Company received a Notice of Violation from the State of Minnesota on September 24, 1998 for an accidental discharge of wastewater and the disposal of decomposed sugarbeets and sugarbeet pulp. On April 14, 2000, the Company and the Minnesota Pollution Control Agency (the "MPCA") concluded a stipulation agreement with regard to the violation and related penalties. This agreement required the Company, among other conditions, to pay penalties in the amount of $127,000.

Joint Venture ProGold Limited Liability Company

    The Company is one of three members of ProGold Limited Liability Company. ProGold was formed to serve as a joint venture mechanism for the Company, Minn-Dak and Golden Growers Cooperative, a North Dakota cooperative association comprised of corn producers. The joint venture owns a corn wet-milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products.

    The Company has a 46% membership interest in ProGold, while Golden Growers has a 49% interest and Minn-Dak has a 5% interest in ProGold. Under the terms of the ProGold Member Control Agreement, the ProGold Board of Governors can require that the three members of ProGold provide additional capital contributions in an aggregate amount not to exceed $5 million per year, with each member obligated to provide a portion of that capital contribution proportionate to its ownership interest in ProGold. As a result, the Company could be required to make annual contributions in an amount of up to $2.3 million per year, based on the Company's ownership of a 46% interest in ProGold. Any other capital contributions can be required only with the prior written consent of all of ProGold's members, including the Company. To date, the Company has not made any additional capital contributions.

    ProGold and Cargill, Incorporated entered into a lease of ProGold's corn wet-milling plant. The lease commenced on November 1, 1997, and the initial term will terminate on December 31, 2007. The lease could be extended to December 31, 2009, in the event renewal terms have not been reached. Under the lease, ProGold retains ownership of the plant, while Cargill operates the plant. ProGold receives rental payments in a base amount fixed for each year during the term of the lease. ProGold also receives supplemental rent equal to fifty percent (50%) of the amount earnings before taxes from Cargill's operation of the facility exceeds a contractually-specified base amount. Cargill also entered into a corn supply agreement with ProGold, pursuant to which ProGold is obligated to deliver approximately 15.6 million bushels of corn per fiscal year. In corresponding agreements, ProGold and Golden Growers have entered into a marketing agreement whereby Golden Growers agrees to supply the entire amount of corn to ProGold that ProGold is required to deliver to Cargill. Cargill pays ProGold market price for any corn delivered to Cargill under the corn supply agreement.

    The lease specifies a variety of alternatives which may take effect upon expiration of the initial term of the lease. ProGold and Cargill could negotiate a ten year extension of the lease upon mutually agreeable terms and conditions, ProGold could offer to sell the facility to Cargill at a fair market value or ProGold could offer to sell Cargill a fifty percent (50%) ownership interest in ProGold. If the parties are unable to agree upon the terms and conditions of any such transaction, ProGold can enter into a similar transaction with a third party. However, in each case, Cargill would have the first right to engage in the proposed transaction upon the same terms as agreed to by the third party.

    Any profits or losses ProGold generates are passed through to the Company, Golden Growers and Minn-Dak in proportion to each ownership interest. Under the Company's Articles of Incorporation and Bylaws, the return, if any, from the Company's involvement with ProGold would be classified as amounts received from "non-patronage" sources. The Company's Bylaws currently provide that any non-patronage net income is to become the property of the Company and is not to be distributed directly to the members of the Company. Distributions from ProGold could, at the discretion of the Company's Board of Directors, yield benefits to the Company's members through such mechanisms as future reductions of annual unit retain amounts, repayment of unit retains in advance of the current seven year repayment schedule and the use of such returns, if any, for capital investment in the Company. To date, the Company's Board of Directors has not adopted any resolutions or made any commitments regarding the distribution of non-patronage revenues directly to the Company's members or the application of any such amounts for the indirect benefit of the Company's members. As described above, any decisions regarding the application of distributions received by the Company from ProGold will be made at the discretion of the Company's Board of Directors.

Joint Venture Crystech, LLC

    Crystech, LLC (Crystech) is a Delaware limited liability company formed on May 28, 1998. The Company received a 50% membership interest in Crystech for its initial contribution of $1,545,000. Newcourt Capital USA, Inc. owns the other 50% interest. As specified by the Limited Liability Company Agreement, the Company and Newcourt Capital USA, Inc. each have the right to appoint three members to serve on Crystech's six member Board of Managers.

    Crystech was formed to construct and operate a molasses desugarization facility in Hillsboro, North Dakota. The total cost of the facility was $101.4 million. The plant became operational in February 2000 with a capacity to process 200,000 tons of softened molasses annually for conversion to sugar and other agri-products. The plant processed approximately 117,000 tons of softened molasses in fiscal 2000, with the plan to process 200,000 tons in fiscal 2001.

    Under the Note Purchase Agreement between Crystech and the Crystech Senior Lender Trust, the Trust provided term debt to Crystech in the amount of $86,005,000 via the purchase of notes from Crystech. The Company also provided $13,905,000 of subordinated debt to Crystech.

    The Company has a 12-year tolling services agreement with Crystech whereby the Company pays for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company. The tolling agreement may be terminated by the Company if the specific operational processing performance required of Crystech in the contract is not achieved and maintained.

The Company's Current Strategic Plan

    In order to obtain the best selling price for its products, the Company intends to focus on sales and marketing strategies that allow the Company to provide its customers with an appropriate mixture of the Company's products. The Company plans to optimize its customer mix, improve logistics and continue trying to evaluate and improve its customer performance.

    To pursue the goal of maintaining and improving upon its current status as a low cost producer, the Company intends to focus on working with its members to increase the productivity of the members' sugarbeet farming operations. The Company expects to focus on, among others, programs for nitrogen management and new seed varieties. At the factory level, the Company plans to focus on cost reductions and pursue on-going maintenance initiatives and targeted capital improvements. The Company plans to continue to reduce its average cost of production through the Hillsboro desugarization plant, owned and operated by Crystech.

Employees

    As of August 31, 2000, the Company had 1,266 full-time employees, of which 1,042 were hourly and 224 were salaried. The Company had 28 part-time employees. In addition, the Company employs approximately 726 hourly seasonal workers, approximately 377 during the sugarbeet harvest and approximately 349 during the remainder of the sugarbeet processing campaign. The Company also contracts with a third party agency for approximately another 1,000 additional workers during the sugarbeet harvest.

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

    Substantially all employees who meet eligibility requirements of age and length of service are covered by one of the Company's two defined benefit retirement plans. Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans. The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death. The Company's policy is to fund pension costs accrued. The plans were fully funded for vested benefits as of February 29, 2000, the end of the most recent plan year. Union and nonunion employees are also eligible to participate in 401(k) savings plans.

Important Factors

    The financial results of the Company's operations and the payments made to its members for sugarbeets may be directly and materially affected by many factors, including prevailing prices of sugar and agri-products, the Company's ability to market its sugar competitively, the weather, government programs and regulations, and costs and expenses. Beyond the factors that may impact the Company's business generally, the Company is involved in several ventures that may also materially affect the financial results of the Company's operations.

  Competition

    The Company sells sugar through United Sugars Corporation in direct competition with beet and cane sugar produced by other sugar companies. Because sugar is a fungible commodity, competition for sales volume is based primarily upon customer service, price and reliability, though differences in proximity to various geographic markets within the United States result in differences in freight and shipping costs which in turn generally affect pricing and competitiveness.

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

  Government Programs and Regulations; Legislation

    The nature and scope of future legislation and regulation affecting the sugar market cannot be predicted and there can be no assurance that price supports and market protections will continue in their present forms. If the price support programs were eliminated in their entirety, or if certain protections the federal government provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the desirability of growing sugarbeets for delivery to the Company, the Company's financial results, and the Company's continued viability.

    Under the current terms of NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market. These imports could oversupply the U.S. market and negatively affect the price of sugar. Any fluctuation in the price of sugar has an impact on the payments made to members. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA and is also pursuing legal remedies to address the matter. If the sugar industry is unsuccessful in these and any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

    From fiscal years 1990 to 1996, the sugar industry was required to remit to the Commodity Credit Corporation a nonrefundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound. The Federal Agriculture Improvement and Reform Act of 1996 increased the assessment for fiscal years 1997 through 2003 to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound. In response to the downturn in the agriculture economy, Congress included a provision in the fiscal year 2000 federal agricultural appropriations bill to alleviate the sugar industry from paying the assessment for fiscal years 2000 and 2001. Thus, from October 1, 1999 to September 30, 2001, the Company will not be required to pay a marketing assessment to the Commodity Credit Corporation. There can be no assurances that the sugar industry will receive the same treatment in the future.

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

Item 2.  PROPERTY AND PROCESSING FACILITIES

    The Company operates five sugarbeet processing factories in the Red River Valley. The Company owns all of its factories and the land on which they are located. The factories range in size from 150,000 to 400,000 square feet.

    The location and processing capacity of the Company's factories are:

Location	Approximate Daily Slicing Capacity (Tons of Sugarbeets)
Crookston, MN	5,400
East Grand Forks, MN	9,000
Moorhead, MN	5,400
Drayton, ND	6,000
Hillsboro, ND	7,700

    Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated and cold storage sites. Each of the Company's facilities is currently operating at or near its capacity. The Company owns a molasses desugarization (MDS) plant at its East Grand Forks facility and participates in a joint venture, which owns and operates a MDS plant at the Hillsboro facility (see Joint Venture Crystech, LLC). The MDS plants process molasses to extract additional sugar. The Company's sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories.

    The Company's corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota. The Company also has a 100,000 square foot Technical Services Center situated on approximately 200 acres in Moorhead, Minnesota. The Company owns both facilities, and owns numerous sites as sugarbeet receiving and storage stations. All of the Company's property, plant and equipment is mortgaged or pledged as collateral for its indebtedness to various financial institutions.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 2000.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company currently has 3,006 shares of the Common Stock and 498,570 shares of the Preferred Stock outstanding. There is no established public market for the Company's Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company's shares have been transferred.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2000	1999	1998	1997	1996
Net Revenues	$731,432	$843,968	$676,625	$677,004	$688,012
Net Proceeds(1)	$358,373	$369,681	$313,007	$373,649	$316,244
Total Assets	$739,719	$667,824	$648,118	$581,504	$465,136
Long-Term Debt, including current maturities	$249,830	$252,050	$212,495	$204,600	$190,919
Members' Investments	$249,330	$241,286	$224,843	$175,928	$152,136
Property and Equipment
Additions, net of retirements	$42,088	$58,693	$98,992	$69,542	$43,168
Working Capital	$55,336	$56,733	$30,357	$45,652	$32,071
Ratio of Long-Term Debt to Equity(2)	.93:1	.97:1	.87:1	1.06:1	1.17:1
Ratio of Net Proceeds to Fixed Charges(3)	10.7	8.8	11.3	13.5	16.5
	Fiscal Year Ended August 31, (In Thousands, except for tons purchased per acre and Net Beet Payment per ton)
Production Data(4)	2000	1999	1998	1997	1996
Acres harvested	486	481	462	459	429
Tons purchased	9,657	10,679	8,553	8,313	8,029
Tons purchased per acre harvested	19.9	22.2	18.5	18.1	18.7
Net beet payment per ton of sugarbeets purchased, plus unit retains	$37.31	$34.67	$37.73	$47.12	$39.44
Sugar hundredweight
Produced	26,646	25,453	21,528	22,465	19,947
Sold, including purchased sugar	24,756	27,552	21,735	20,579	22,179
Purchased sugar sold	230	798	901	869	490
Pulp, Molasses and CSB tons
Produced	784	921	771	775	741
Sold	803	1,042	728	696	725

(1)
Net Proceeds are the Company's gross revenues, less the costs and expenses of producing and marketing sugar, agri-products and sugarbeet seed, but before payments to members for sugarbeets. Payments to be made to members for the delivery of sugarbeets are liabilities of the Company. (For a more complete description of the calculation of Net Proceeds, see "Item 1. Business—Growers' Contracts.")

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

(4)
Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2000 relates to the crop of 1999).

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Liquidity and Capital Resources

    Under the Company's Bylaws and Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of their sugarbeet crops to the Company and are net of unit retains allocated to them, both of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank. The Company has a long-term debt commitment with CoBank of $218.7 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $34.3 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds. The Company also has a seasonal line of credit with CoBank of $210 million that also includes a line of credit with Norwest Bank for $3 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company's commercial paper program provides short-term borrowings of up to $150 million.

Results of Operations

    The U.S. sweetener industry experienced three significant trends during the 1970s and 1980s: increased consumption of non-nutritive sweeteners, principally aspartame; the increased use of high fructose corn syrup (HFCS) as a substitute for refined sugar (sucrose) in certain food products, primarily beverages; and a significant degree of sugar industry consolidation.

    U.S. sugar consumption has continued to expand slightly over the past decade. Growth rates averaged close to 1.6% annually during the 1990's. Sugar consumption growth rates are a function of population growth, which has increased slightly over the past five years, and food market trends. The Company believes that sugar consumption should continue to grow between 1 and 2% per year as a result of population growth.

    The Company's operational results are substantially dependent on market factors, including domestic prices for refined sugar. These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States farm and trade policy, that the Company is unable to predict (see "Item 1. Business—Important Factors").

    In addition, highly variable weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing. Sugar prices were at a premium during 1995 and 1996 due to shortages of domestic sugarbeet production and less than adequate cane refinery capacity to cover this shortfall. Prices for domestic refined sugar have since declined to a historically low level due to increased sugar supplies.

Comparison of the Years Ended August 31, 2000 and 1999

    Revenue for the year ended August 31, 2000, was $731.4 million, a decrease of $112.6 million from 1999. Revenue from total sugar sales decreased 12.2%, reflecting a 10.2% decrease in hundredweight sold and a 2.3% decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 7.6% due to a 18.4% decrease in the volume of tons sold, partially offset by a 13.3% increase in the average selling price per ton. Revenue from molasses sales decreased 50.9% due to a 52.4% decrease in the volume of molasses sold, partially offset by a 3.1% increase in the average selling price per ton. Revenue from Concentrated Separated By-Product (CSB) increased 32.9% due to a 90.1% increase in the volume of CSB sold, partially offset by a 30.1% decrease in the average selling price per ton. The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the operation of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

    Cost of product sold, exclusive of payments for sugarbeets, decreased $76.8 million. Direct processing costs for sugar and pulp increased 9.3% primarily due to the commencement of tolling charges from Crystech, LLC, partially offset by reduced costs of harvesting and processing fewer tons. Fixed and committed expenses increased 0.1% reflecting slightly higher depreciation and maintenance costs. The cost associated with sugar purchased to meet customer needs was down $15.4 million due to the decrease in purchased sugar activity in distant geographic markets. The change in inventories impacted the cost of product sold favorably by $72.5 million.

    Selling, general and administrative expenses decreased $27.1 million. Selling expenses decreased $27.7 million due to lower agri-product freight costs and the suspension of the Commodity Credit Corporation marketing assessment fee as of September 1, 1999. General and Administrative expenses increased approximately 2.0% from 1999, due to general cost increases.

    Interest income increased $1.4 million in fiscal 2000 primarily due to interest on the Crystech, LLC notes receivable.

    Interest expense increased $.7 million in fiscal 2000 primarily due to higher average interest rates.

    Other income decreased $3.6 million in fiscal 2000 primarily due to the gain in fiscal 1999 from the sale of certain beet seed assets to Betaseed, Inc., a wholly owned subsidiary of Kleinwanzlebener Saatzucht, Ag.

    Non-member business activities resulted in a loss of $1.9 million for the year ended August 31, 2000, as compared to a loss of $.5 million in 1999. This change is primarily the result of the gain on the sale of certain sugarbeet seed assets to Betaseed, Inc. being reflected in 1999, offset by increased income from the investment in ProGold.

    Payments to members for sugarbeets decreased by $7.8 million from $348.8 million for the year ended August 31, 1999, to $341.0 million in 2000. The decrease is primarily attributable to a 9.6% decrease in tons harvested partially offset by a higher per-ton beet payment.

Comparison of the Years Ended August 31, 1999 and 1998

    Revenue for the year ended August 31, 1999, was $844.0 million, an increase of $167.3 million from 1998. Revenue from total sugar sales increased 27.0%, reflecting a 26.8% increase in hundredweight sold and a 0.2% increase in the average selling price per hundredweight. Revenue from pulp sales increased 2.8% due to a 30.6% increase in the volume of tons sold, partially offset by a 21.3% decrease in the average selling price per ton. Revenue from molasses sales increased 18.8% due to an 81.3% increase in the volume of molasses sold, partially offset by a 34.5% decrease in the average selling price per ton. Revenue from Concentrated Separated By-Product (CSB) decreased

13.1% due to a 17.4% decrease in the average selling price per ton, partially offset by a 5.2% increase in the volume of CSB sold.

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

    Interest expense increased from $14.4 million for the year ended August 31, 1998 to $22.0 million in 1999. Higher inventory levels throughout most of the year, the processing of a larger crop, and increased term debt to finance capital improvements resulted in higher overall borrowing levels.

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

2000 Crop and Estimated Fiscal Year 2001 Information

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

    This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2000 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2000 sugarbeet crop, the net selling price for the sugar and agri-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop, are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein. As indicated above, the Company will prepare new, then-current estimates in connection with the payment to the members of the second installment of the net beet payment. That installment is expected to be made to the members with respect to the 2000 sugarbeet crop on or about March 31, 2001.

    The completed harvest of the sugarbeet crop grown during 2000 produced a total of 9.6 million tons of sugarbeets, or approximately 21.6 tons of sugarbeets per acre from approximately 445,000 acres. This production exceeded the ten-year average of 18.3 tons per acre for crops grown in the years 1990 through 1999. The sugar content of the 2000 crop is 17.75% in comparison to a ten year average for the applicable period of approximately 17.43%. The Company expects to produce a total of approximately 27.3 million hundredweight of sugar from the 2000 crop, an increase of approximately 2.4% compared to the 1999 crop. Such sugar production provides a total sugar recovery of approximately 284 pounds of sugar for each ton of sugarbeets harvested by the Company.

    The gross beet payment for the 2000 crop is currently estimated at $31.50 per ton of sugarbeets. With the deduction of an anticipated unit retain of $2.00 per ton for the fiscal year ending August 31, 2001, the Company's current estimated net beet payment is $29.50 per ton of sugarbeets.

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

Item 8.  FINANCIAL STATEMENTS

    The financial statements of the Company for the fiscal years ended August 31, 2000, 1999 and 1998 have been audited by Eide Bailly LLP, independent certified public accountants. Such financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The financial statements of the Company are included in Appendix A to this annual report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors

    The Board of Directors of the Company consists of three directors from each of the five factory districts. Directors must hold common stock of the Company or must be representatives of such shareholders belonging to the district they represent and are elected by the members of that district. In the case of a holder of common stock who is other than a natural person, a duly appointed or elected representative of such shareholder may serve as a director. The directors were elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from each factory district. A director cannot serve more than four consecutive three-year terms.

    The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires Dec.
Michael A. Astrup Box 219 Dilworth, MN 56529	47	Moorhead	1996	2002
Jerry D. Bitker 1694 Co. Highway #19 Halstad, MN 56548	52	Hillsboro	1996	2002
Richard Borgen 1544 Co. Highway #39 Perley, MN 56574	51	Moorhead	1997	2003	*
Paul J. Driscoll (Director Elect) PO Box 555 East Grand Forks, MN 56721	55	East Grand Forks	2000	2003	**
Aime J. Dufault RR 1, Box 162 Argyle, MN 56713	46	East Grand Forks	1990	2000
Steven M. Goodwin RR 3, Box 116 Angus, MN 56712	42	East Grand Forks	1995	2001
Court G. Hanson RR 2, Box 1 Blanchard, ND 58009	52	Hillsboro	1993	2001
Lonn M. Kiel RR 3, Box 71 Crookston, MN 56716	47	Crookston	1994	2003	*
David J. Kragnes 10600 60th St. N. Felton, MN 56536	48	Moorhead	1995	2001

Francis L. Kritzberger RR #1, Box 22 Hillsboro, ND 58045	55	Hillsboro	1996	2003	*
Wayne Langen (Chairman) Box 133 Kennedy, MN 56733	61	Drayton	1988	2000
Patrick D. Mahar RR 1, Box 363 Cavalier, ND 58220-9789	58	Drayton	1993	2002
Ronald E. Reitmeier RR 1, Box 49 Fisher, MN 56723	55	Crookston	1996	2002
Jim A. Ross RR 1, Box 5 Fisher, MN 56723	50	Crookston	1998	2001
G. Terry Stadstad 1774 22nd Avenue NE Grand Forks, ND 58203	57	East Grand Forks	1993	2002
Robert Vivatson (Vice Chairman) PO Box 631 Cavalier, ND 58220	51	Drayton	1992	2001
Neil Widner (Director Elect) PO Box 305 Stephen, MN 56757	49	Drayton	2000	2003	**

*
These Directors were re-elected for additional terms at the 2000 Factory District meetings held in November 2000. Their terms will now expire in 2003.

**
These Directors were elected at the 2000 Factory District meetings held in November 2000. Their terms begin in December 2000 and expire in 2003.

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

    Paul J. Driscoll. Mr. Driscoll was elected a Director at the Company's Factory District meeting for the East Grand Forks Factory District in November 2000. His term as a Director will begin in December 2000. Mr. Driscoll has farmed in the East Grand Forks, Minnesota area for many years. He currently serves on the Marshall Polk Rural Water Board, the Minnesota Rural Water Finance

Authority, the Huntsville Township Board, the Northwest Technical College Advisory Board and the East Grand Forks Chamber of Commerce Board.

    Aime J. Dufault. Mr. Dufault has been a director since 1990. At the Company's recent district meetings, his bid for re-election was not successful. His current term expires in December 2000. He has farmed near Argyle, Minnesota since 1974. Mr. Dufault served on the Board of Directors for Midwest Agri-Commodities Company.

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

    Wayne Langen. Mr. Langen has been a director since 1988. His current term expires in December 2000. Pursuant to the Company's By-laws, a director may not serve for more than four consecutive terms; as a result, Mr. Langen was not eligible to stand for re-election for an additional term. Mr. Langen has been a farmer since 1963. Mr. Langen is a partner of Langen Bros. Joint Venture and operates its farming operations near Kennedy, Minnesota. Mr. Langen serves on the Board of Directors of Kennedy Farmers Elevator Company, United Sugars Corporation and Midwest Agri-Commodities Company and on the Board of Governors of ProGold Limited Liability Company.

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

    Neil Widner. Mr. Widner was elected a Director at the Company's Factory District meeting for the Drayton Factory District in November 2000. His term as a Director will begin in December 2000. Mr. Widner has farmed near Stevens, Minnesota since 1973. He currently serves as the President of Farmers Grain in Steven, Minnesota.

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

    Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation. This is an annual irrevocable election made prior to January 1, of each calendar year the fees are to be paid. The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the Board Member's regular employment or business, but not beyond age 65. Two payment options are available at the election of the participant. Payments can be received in a single lump sum or in equal installments over a period up to ten years. The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time. Interest is earned on the amounts deferred based on the five year Treasury bond rate. Currently, there is one Board member who has elected to participate in this plan. The amount deferred, as of August 31, 2000 was $91,000.

Executive Officers

    The table below lists the principal officers of the Company, none of whom owns any shares of Common or Preferred Stock. Officers are elected annually by the Board of Directors.

Name	Age	Position
James J. Horvath	55	Chief Executive Officer
James W. Dudley	50	Vice President—Agriculture
Joseph J. Talley	40	Vice President—Finance
David A. Berg	46	Vice President—Administration
David A. Walden	47	Vice President—Operations
Daniel C. Mott	41	Secretary
Samuel S. M. Wai	47	Treasurer and Assistant Secretary
Thomas S. Astrup	32	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	45	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	45	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	43	Director Business Development, Assistant Secretary and Assistant Treasurer

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

    James W. Dudley. Mr. Dudley was appointed Vice President—Agriculture in January, 1998. He had served as Vice President—Operations, Factory Operations Manager and Regional Manager from 1985 through 1997. Mr. Dudley resigned from the Company in October, 2000.

    Joseph J. Talley. Mr. Talley was named Vice President—Finance in 1998. He served as the Company's Treasurer and Finance Director, Assistant Treasurer and Assistant Secretary from 1996 until his appointment as Vice President—Finance. Mr. Talley served as Finance Director of ProGold Limited Liability Company from 1994 through 1996. He currently serves on the Board of Governors for ProGold Limited Liability Company. Prior to July 1994, Mr. Talley was a partner with the accounting firm of Eide Helmeke PLLP.

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

    Daniel C. Mott. Mr. Mott became the Company's Secretary during 1999. Previously, he had served as Assistant Secretary since 1995. Mr. Mott also serves as the Company's General Counsel. He is a Partner in the law firm of Oppenheimer Wolff & Donnelly LLP. Mr. Mott is not an employee of the Company.

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

    Thomas S. Astrup. Mr. Astrup was named the Company's Corporate Controller, Assistant Treasurer and Assistant Secretary in 1999. From 1997 until 1999, he held the position of Controller for Midwest Agri-Commodities Company. He was the Corporate Accountant for ProGold Limited Liability Company from 1994 to 1997.

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

Item 11.  EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2000 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the four other most highly compensated current executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Payouts
Other Annual Compensation ($)(1)
	Year	Salary ($)	Incentive Compensation ($)		1995 Plan Payouts ($)(2)	1999 Plan Payouts ($)
James J. Horvath Chief Executive Officer*	2000 1999 1998	$405,865 $388,840 $270,031	$263,779 $103,000 $64,556	$26,954 $34,249 $51,354	$4,437 $4,197 $19,546	— — —
David A. Berg Vice President—Administration	2000 1999 1998	$171,077 $152,994 $138,412	$117,624 $39,000 $35,053	$14,162 $14,735 $15,180	$2,393 $1,852 $8,624	— — —
James W. Dudley Vice President—Agriculture	2000 1999 1998	$187,292 $177,900 $176,034	$111,888 $30,000 $35,580	$15,499 $15,987 $28,713	$1,026 $3,456 $16,096	— — —
Joseph J. Talley Vice President—Finance**	2000 1999 1998	$171,077 $154,231 $133,992	$100,224 $49,008 $25,584	$13,648 $12,594 $8,135	N/A N/A N/A	— — —
David A. Walden Vice President—Operations***	2000 1999 1998	$171,077 $158,561 $126,765	$90,480 $35,000 $22,796	$14,025 $14,966 $10,311	N/A N/A N/A	— — —

*
Effective May 15, 1998

**
Effective May 27, 1998

***
Effective January 6, 1998

(1)
Includes the cost of additional life insurance coverage, use of a company car or car allowance, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)
Represents the sum of (i) dollar value at $1,500 per share of contract rights with respect to the vested portion of contract rights granted to the executive under the company's 1995 LTIP plan (described below) during the fiscal year; and (ii) "profit per acre payments" made to the executive under the Company's 1995 LTIP plan. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive.

Employment Agreement with CEO

    Effective May 15, 1998, the Company and Mr. Horvath entered into an agreement regarding Mr. Horvath's employment by the Company. The agreement provides that Mr. Horvath shall serve as an "at will" employee at the pleasure of the Board of Directors. The agreement also contains the provision of a three-year non-compete/non-solicitation agreement with Mr. Horvath. Among other terms, the agreement establishes Mr. Horvath's base compensation at $405,865 per year, and also provides that he may participate in other benefit plans offered by the Company.

    If the Board of Directors terminates Mr. Horvath's employment with the Company without cause or he incurs a termination due to disability after age 60, Mr. Horvath is entitled to receive reimbursement for the cost of medical and dental coverage for himself and his spouse from the date of termination through their respective deaths; life insurance coverage equal to his base salary on the date of termination, from age 65 to 70 equal to 50% of his base salary on the date of termination, and after age 70 equal to 25% of his base salary on the date of termination; and supplemental pension benefits equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 and had attained 30 years of service, and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP).

    If the Board of Directors terminates Mr. Horvath's employment with the Company without cause or he incurs a termination due to disability before age 55, Mr. Horvath is entitled to receive supplemental early retirement benefits equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 55 and assuming compensation equal to that in effect as of the termination date with no reduction in benefits for death benefits payable to Mr. Horvath's spouse, and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) assuming commencement at age 55.

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

Incentive Plans

    Certain management employees are entitled to participate in an annual incentive program that provides for cash awards based partially on the performance of the Company and partially on achievement of certain management performance objectives. The performance objectives of the CEO are determined by the Board of Directors. The performance objectives of other executives are determined by the CEO. An executive is not eligible for any awards under the incentive program if that executive's performance for the applicable fiscal year does not meet a "Target" performance level. The amount of the incentive bonus is dependent on the executive's responsibilities, the performance of the Company and the results of the executive's evaluation for the fiscal year.

1995 Plan:

    Effective September 1, 1995, the Company adopted the 1995 Long Term Incentive Plan, which provides deferred compensation to certain key executives of the Company. This 1995 Plan created financial incentives to reward executives for long-term commitment to the Company and for successfully implementing the Company's long-term growth strategies. Such incentives are based upon contract rights that are available to the executive under the terms of the 1995 Plan, the value of which is related to the value of preferred shares of the Company. The 1995 Plan allows participants to purchase a limited number of contract rights at the end of each three-year cycle. The 1995 Plan establishes both minimum and maximum ownership levels. When an executive reaches his minimum ownership level, he or she may sell any vested shares over the minimum to any qualified grower. The executive or his estate may also sell any vested shares at the time of his termination, disability or death. At the point of sale, the contract right becomes a share of Preferred Stock which the Company issues to the purchasing grower. The executive receives the proceeds of the sale, less appropriate taxes. The long-term cost of the stock will not be to the Company, but to the grower who eventually purchases the stock from the executive. The 1995 Plan also provides for annual payments of "profit per acre payments" to executives holding contract rights. The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive. The contract rights acquired under this plan terminate five years after the executive's employment with the Company is terminated, if not exercised by the executive.

    Under the 1995 Plan, 389 contract rights have been granted and 328 contact rights have been purchased for a total of 717 contact rights of which 562 contract rights were outstanding as of August 31, 2000. The table below lists executives named in the executive compensation table who have been granted, purchased and hold contract rights with respect to the number of shares set forth below. Contract rights listed below carried a stated value of $1,500 per share upon grant and $1,485 per share upon purchase. The current stated values are unchanged. Executive officers are 100% vested in contact rights granted and 75% vested in contract rights purchased with the remaining 25% vesting in 2001, if the executive remains with the Company through August 31, 2001.

1995 Plan
Long-Term Incentive Plan Awards in Last Fiscal Year

	Contract Rights
					Total Stated Value	Fiscal 2000 Representative Payout (1)
Executive Officers	Granted	Purchased	Total	Vested
James J. Horvarth	34	68	102	85	$151,980	$4,437
David A. Berg	15	30	45	37.5	$67,050	$2,393
James J. Dudley	28	—	28	28	$42,000	$1,026

(1)
The amount shown represents a representative amount, determined for the last fiscal year, with respect to "profit per acre payments", which are non-stock price based payments. The profit per acre payments are determined by subtracting from the Company's net beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive. Based on that formula, the Company must provide a beet payment per acre to its members equal to the average cost of production for an acre of sugarbeets in order for executives holding contract rights to obtain any payment of profit per acre payments. Given the method of determining the profit per acre payments, there is no maximum payment amount.

    Contract rights were available under the 1995 Plan with regard to fiscal years 1996, 1997, and 1998. Contract rights are no longer being made available to the executives under the 1995 Plan. However, the profit per acre payments discussed above will continue to be made under the terms of the plan for so long as participants remain in the plan.

1999 Plan:

    In June of 1999, the Board of Directors adopted the 1999 Long-Term Incentive Plan which is effective with respect to fiscal year 2000. Under the new plan, awards will be based upon progress towards achieving certain long-term strategic objectives established by the Board of Directors. Incentive awards under the plan will range from 0 to 40% of base compensation for the Vice Presidents and from 0 to 80% of base compensation for the President. The actual amount of the award available to a given individual will be based upon the collective performance level of participants as determined by the Board of Directors. Awards paid under the plan may be paid in the form of cash paid to the employee's Supplemental Executive Retirement Plan, as discussed below, or in the form of contract rights, in each case as determined by the Board of Directors. All awards will be subject to a three year vesting schedule. The Board of Directors retains the discretion to determine the amount of any cash awards and/or contract rights to be made available to plan participants with respect to a given fiscal year.

    A total of 412.8 contract rights were granted under the 1999 Plan. The table below lists the executives named in the compensation table who have been granted and hold contract rights. Each contract right listed below carried a stated value upon grant of $1,000 per share. The Executive Officers will become vested in the contract rights over a three-year period. One-third will vest on August 31 in each of the next three years on the condition that the executive is employed by the Company on that date.

1999 Plan
Long-term Incentive Plan Awards in Last Fiscal Year

	Contact Rights
			Stated Value	Fiscal 2000 Representative Payout
Executive Officers	Granted	Vested
James J. Horvath	220.83	—	$220,830	—
David A. Berg	46.98	—	$46,980	—
James J. Dudley(1)	51.03	—	$51,030	—
Joseph J. Talley	46.98	—	$46,980	—
David A Walden	46.98	—	$46,980	—

(1)
Mr. Dudley resigned from the Company in October, 2000 and therefore will not vest in any of the contract rights granted under this plan.

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

American Crystal Sugar Company
2000 Calculation
Plan A Qualified and Non-Qualified Supplemental Benefits

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$24,144	$32,192	$40,240	$48,288	$48,288
$150,000	$29,394	$39,192	$48,990	$58,788	$58,788
$175,000	$34,644	$46,192	$57,740	$69,288	$69,288
$200,000	$39,894	$53,192	$66,490	$79,788	$79,788
$225,000	$45,144	$60,192	$75,240	$90,288	$90,288
$250,000	$50,394	$67,192	$83,990	$100,788	$100,788
$300,000	$60,894	$81,192	$101,490	$121,788	$121,788
$400,000	$81,894	$109,192	$136,490	$163,788	$163,788
$450,000	$92,394	$123,192	$153,990	$184,788	$184,788
$500,000	$102,894	$137,192	$171,490	$205,788	$205,788

    The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 15 years; Mr. Dudley served for 16 years; Mr. Walden has served for 21 years; Mr. Berg has served for 13 years; and Mr. Talley has served for 6 years.

    The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company matches 100% of the nonunion and union year-round participant's contribution up to 4%

and 2% respectively of their gross earnings. The total annual pre-income tax addition to any employee's account in any calendar year may not exceed the lesser of (i) $30,000 or (ii) 25% of annual compensation less the amount of the contribution and any salary conversion. For calendar 2000, the employee pre-income tax contribution is limited to $10,500. An employee may also contribute up to 10% of his annual compensation on an after-tax basis. Benefits under the 401(k) plans begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59 1/2, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70 1/2 or is terminated.

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
Report of Independent Auditors
Balance Sheets as of August 31, 2000 and 1999
Statements of Operations for the Years Ended August 31, 2000, 1999 and 1998
Statements of Changes in Members' Investments for the Years Ended August 31, 2000, 1999 and 1998
Statements of Cash Flows for the Years Ended August 31, 2000, 1999 and 1998
Notes to Financial Statements
2.	Financial Statement Schedules
None
3.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-5 of this report

  (b)
  Reports on Form 8-K

      None

  (c)
  Exhibits

    The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2000.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
Chief Executive Officer

Dated: November 22, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES J. HORVATH	Chief Executive Officer (Principal Executive Officer)	November 22, 2000
/s/ JOSEPH J. TALLEY	Vice President—Finance (Principal Financial Officer)	November 22, 2000
/s/ THOMAS S. ASTRUP	Corporate Controller (Principal Accounting Officer)	November 22, 2000
/s/ MICHAEL A. ASTRUP	Director	November 22, 2000
/s/ JERRY D. BITKER	Director	November 22, 2000
/s/ RICHARD BORGEN	Director	November 22, 2000
/s/ AIME J. DEFAULT	Director	November 22, 2000
/s/ STEVEN M. GOODWIN	Director	November 22, 2000
/s/ COURT G. HANSON	Director	November 22, 2000
/s/ LONN M. KIEL	Director	November 22, 2000
/s/ DAVID J. KRAGNES	Director	November 22, 2000
/s/ FRANCIS L. KRITZBERGER	Director	November 22, 2000
/s/ WAYNE LANGEN	Director	November 22, 2000
/s/ PATRICK D. MAHAR	Director	November 22, 2000
/s/ RONALD E. REITMEIER	Director	November 22, 2000
/s/ JIM A. ROSS	Director	November 22, 2000
/s/ G. TERRY STADSTAD	Director	November 22, 2000
/s/ ROBERT VIVATSON	Director	November 22, 2000

APPENDIX A
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company
Moorhead, Minnesota

    We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 2000 and 1999, and the related statements of operations, changes in members' investments and cash flows for the years ended August 31, 2000, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the American Crystal Sugar Company as of August 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended August 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/ EIDE BAILLY LLP

Eide Bailly LLP
October 11, 2000
Eden Prairie, Minnesota

AMERICAN CRYSTAL SUGAR COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31
(In Thousands)

	2000	1999	1998
Net Revenue	$731,432	$843,968	$676,625
Cost of Product Sold, Excluding Payments to Members for Sugarbeets	190,352	267,159	193,949

Gross Proceeds	541,080	576,809	482,676
Selling, General and Administrative Expenses	163,816	190,898	153,561

Operating Proceeds	377,264	385,911	329,115

Other Income (Expense):
Interest Income	3,202	1,762	2,045
Other Income	2,032	5,588	1,058
Interest Expense, Net	(22,645)	(21,960)	(14,390)
Other Expenses	(1,417)	(1,489)	(4,866)

Total Other (Expense)	(18,828)	(16,099)	(16,153)

Proceeds Before Income Taxes	358,436	369,812	312,962
Income Tax Benefit/(Expense)	(63)	(131)	45

Net Proceeds Resulting from Member and
Non-Member Business	$358,373	$369,681	$313,007

Distributions of Net Proceeds:
Credited (Charged) to Members' Investments:
Non-Member Business (Loss)	$(1,879)	$(494)	$(9,679)
Unit Retains Declared to Members	19,299	21,332	8,545

Net Credit (Charge) to Members' Investments	17,420	20,838	(1,134)
Payments to Members for Sugarbeets, Net of Unit Retains Declared	340,953	348,843	314,141

Total	$358,373	$369,681	$313,007

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
BALANCE SHEETS
AUGUST 31
(In Thousands)
Assets

	2000	1999
Current Assets:
Cash and Cash Equivalents	$70,124	$2,156
Receivables:
Trade	49,489	71,654
Members	1,063	1,595
Other	3,230	2,642
Advances to Related Parties	9,219	25,015
Inventories	147,935	111,958
Prepaid Expenses	4,363	2,280

Total Current Assets	285,423	217,300

Property and Equipment:
Land	27,563	24,456
Buildings and Equipment	825,466	804,607
Construction in Progress	6,310	6,648
Less Accumulated Depreciation	(477,868)	(459,096)

Net Property and Equipment	381,471	376,615

Other Assets:
Investments in Banks for Cooperatives	15,135	15,427
Investments in Marketing Cooperatives	3,219	3,112
Investments in ProGold Limited Liability Company	36,867	35,629
Investments in Crystech, LLC	1,630	1,688
Notes Receivable—Crystech, LLC	13,905	11,883
Other Assets	2,069	6,170

Total Other Assets	72,825	73,909

Total Assets	$739,719	$667,824

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
BALANCE SHEETS
AUGUST 31
(In Thousands)
Liabilities and Members' Investments

	2000	1999
Current Liabilities:
Short-Term Debt	$103,376	$60,180
Current Maturities of Long-Term Debt	18,925	18,915
Accounts Payable	26,291	26,258
Advances Due to Related Parties	8,845	2,596
Other Current Liabilities	18,984	16,920
Amounts Due Members	53,666	35,698

Total Current Liabilities	230,087	160,567
Long-Term Debt, Net of Current Maturities	230,905	233,135
Other Liabilities	29,397	32,836

Total Liabilities	490,389	426,538

Members' Investments:
Preferred Stock	38,275	38,275
Common Stock	30	30
Additional Paid-In Capital	131,071	123,948
Unit Retains	116,216	116,849
Accumulated Other Comprehensive Income (Loss)	(655)	(4,088)
Retained Earnings (Deficit)	(35,607)	(33,728)

Total Members' Investments	249,330	241,286

Total Liabilities and Members' Investments	$739,719	$667,824

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
FOR YEARS ENDED AUGUST 31
(In Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unit Retains	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance, August 31, 1997	$33,542	$26	$64,596	$105,450	$(4,131)	$(23,555)	$175,928

Non-Member Business (Loss)	—	—	—	—	—	(9,679)	(9,679)
Pension Liability Adjustment	—	—	—	—	1,872	—	1,872

Comprehensive (Loss)							(7,807)

Unit Retains Withheld from Members ($1.00/Ton)	—	—	—	8,545	—	—	8,545
Payments to Estates and Disabled Individuals	—	—	—	(478)	—	—	(478)
Payments of 1990 Crop Unit Retains to Members	—	—	—	(7,667)	—	—	(7,667)
Contributed Capital of Investee	—	—	21	—	—	—	21
Stock Issued, Net	4,733	2	51,566	—	—	—	56,301

Balance, August 31, 1998	$38,275	$28	$116,183	$105,850	$(2,259)	$(33,234)	$224,843

Non-Member Business (Loss)	—	—	—	—	—	(494)	(494)
Pension Liability Adjustment	—	—	—	—	(1,829)	—	(1,829)

Comprehensive (Loss)							(2,323)

Unit Retains Withheld from Members ($2.00/Ton)	—	—	—	21,332	—	—	21,332
Payments to Estates and Disabled Individuals	—	—	—	(365)	—	—	(365)
Payments of 1991 Crop Unit Retains to Members	—	—	—	(9,968)	—	—	(9,968)
Stock Issued, Net	—	2	7,765	—	—	—	7,767

Balance, August 31, 1999	$38,275	$30	$123,948	$116,849	$(4,088)	$(33,728)	$241,286

Non-Member Business (Loss)	—	—	—	—	—	(1,879)	(1,879)
Pension Liability Adjustment	—	—	—	—	3,433	—	3,433

Comprehensive Income							1,554

Unit Retains Withheld from Members ($2.00/Ton)	—	—	—	19,299	—	—	19,299
Payments to Estates and Disabled Individuals	—	—	—	(401)	—	—	(401)
Payments of 1992 Crop Unit Retains to Members	—	—	—	(19,531)	—	—	(19,531)
Stock Issued, Net	—	—	7,123	—	—	—	7,123

Balance, August 31, 2000	$38,275	$30	$131,071	$116,216	$(655)	$(35,607)	$249,330

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31
(In Thousands)

	2000	1999	1998
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$358,373	$369,681	$313,007
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(340,953)	(348,843)	(314,141)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	37,562	34,334	26,870
(Income) Loss from Equity Method Investees	(1,298)	(802)	4,434
Loss on the Disposition of Property and Equipment	1,216	661	2,412
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	292	463	(1,322)
Deferred Gain Recognition	(197)	(201)	(209)
Changes in Assets and Liabilities:
Receivables	22,109	(16,658)	10,182
Inventories	(35,977)	30,424	(2,325)
Prepaid Expenses	(2,083)	799	287
Advances with Related Parties	22,045	3,983	(11,338)
Accounts Payable	33	(9,873)	10,234
Other Liabilities	4,052	3,900	3,242
Amounts Due Members	17,968	21,283	(51,740)

Net Cash Provided By (Used In) Operations	83,142	89,151	(10,407)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(43,935)	(59,783)	(101,769)
Proceeds from the Sale of Property and Equipment	631	430	365
Investments in Marketing Cooperatives	—	(609)	(765)
Distributions from ProGold Limited Liability Company	—	—	3,588
Investments in Crystech, LLC	(47)	(114)	(1,574)
Issuance of Notes Receivable—Crystech, LLC	(2,022)	(8,164)	(3,719)
Changes in Other Assets	2,032	357	(1,189)

Net Cash (Used In) Investing Activities	(43,341)	(67,883)	(105,063)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	43,196	(56,142)	47,888
Proceeds from Long-Term Debt	17,000	67,455	26,694
Long-Term Debt Repayment	(19,220)	(27,900)	(18,799)
Issuance of Stock	7,123	7,767	56,322
Payment of Unit Retains	(19,932)	(10,333)	(8,145)

Net Cash Provided By (Used In) Financing Activities	28,167	(19,153)	103,960

Increase (Decrease) In Cash and Cash Equivalents	67,968	2,115	(11,510)
Cash and Cash Equivalents, Beginning of Year	2,156	41	11,551

Cash and Cash Equivalents, End of Year	$70,124	$2,156	$41

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

    American Crystal Sugar Company is a Minnesota agricultural cooperative corporation which processes and markets sugar, sugarbeet pulp, molasses and seed. Business done with its shareholders (members) constitutes "patronage business" as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members' investments in the form of unit retains or distributed to members in the form of payments for sugarbeets. Members are paid the net amounts realized from the current year's production less member operating costs determined in conformity with generally accepted accounting principles.

Cash and Cash Equivalents

    The Company considers financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the applicable insurance limit.

Receivables

    The Company grants credit, individually and through its marketing cooperatives, to its customers, which are primarily companies in the food processing industry located throughout the United States. Ongoing credit evaluations of customers' financial condition are performed and the Company maintains a reserve for potential credit losses. The Company had a major agri-products customer that accounted for approximately 16.3% and 15.7% of total receivables as of August 31, 2000 and 1999, respectively.

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

    Indirect costs capitalized were $1.1 million, $1.0 million and $1.3 million in 2000, 1999 and 1998, respectively. Construction period interest capitalized was $.7 million, $1.2 million and $3.9 million in 2000, 1999 and 1998, respectively.

Related Parties

    The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United), Midwest Agri-Commodities Company (Midwest), Crystech, LLC (Crystech), and ProGold Limited Liability Company (ProGold).

Investments

    Investments in the Banks for Cooperatives are stated at cost plus unredeemed patronage refunds received in the form of capital stock. Investments in marketing cooperatives, ProGold and Crystech are accounted for using the equity method. The net interest capitalized related to the investment in Crystech totaled $47,000, $114,000 and $29,000 for the years ended August 31, 2000, 1999 and 1998, respectively.

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

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
August 31, 2000	$76.77	600,000	498,570
August 31, 1999	$76.77	600,000	498,570
August 31, 1998	$76.77	600,000	498,570
Common Stock:
August 31, 2000	$10.00	4,000	3,006
August 31, 1999	$10.00	4,000	2,950
August 31, 1998	$10.00	4,000	2,835

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

Stock Offering

    On July 23, 1997, the Board of Directors authorized an offer of up to 61,500 shares of preferred stock, $76.77 par value and up to 500 shares of common stock, $10.00 par value for sale at $1,500.00 per share and $10.00 per share, respectively, to sugarbeet farm operators in the territory in which the Company is engaged in business. The filings with the United States Securities and Exchange Commission and the North Dakota Securities Commission became effective in November, 1997. The Company sold all of the 61,500 shares of preferred stock offered. The shares of preferred stock offered equal approximately 13.7% of preferred shares outstanding on July 25, 1997. The Company received $7.1 million, $7.8 million and $56.3 million from the sale of stock during the years ended August 31, 2000, 1999 and 1998, respectively, with the remaining $21.2 million to be received in installment amounts through 2004.

Interest Expense, Net

    The Company earns patronage dividends from the Banks for Cooperatives based on the Company's share of the net income earned by the banks. These patronage dividends are applied against interest expense.

Income Taxes

    The Company is a non-exempt cooperative for federal income tax purposes. As such, the Company is subject to corporate income taxes on its net income from non-member sources. The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting. Total income tax payments (refunds) were $(7,600), $(380,000) and $ 106,000 in the years ended August 31, 2000, 1999 and 1998, respectively.

    As of August 31, 2000, the Company had accumulated approximately $24.0 million of net operating loss carryforwards. The net operating loss carryforwards expire in the years 2012 through 2020. The Company has provided a valuation allowance for the entire balance of the deferred tax asset related to the loss carryforwards.

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

Reclassifications

    Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

(2) INVENTORIES:

The major components of inventories are as follows:

(In Thousands)	2000	1999
Refined Sugar, Pulp, Molasses, other Agri-Products and Sugarbeet Seed	$126,545	$88,466
Sugarbeets	3,402	3,817
Maintenance Parts and Supplies	17,988	19,675

Total Inventories	$147,935	$111,958

(3) INVESTMENTS IN MARKETING COOPERATIVES:

    The Company has a 59% ownership interest and a 25% voting interest in United. The investment is accounted for using the equity method. All sugar products produced are sold by United as an agent for the Company. The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year. The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United. The Company had outstanding advances to United of $8.4 million and $22.6 million as of August 31, 2000 and 1999, respectively. The Company provides administrative services for United and is reimbursed for costs incurred. The Company was reimbursed $1.6 million, $.9 million and $1.1 million for services provided during 2000, 1999 and 1998, respectively.

    The Company has a 33 1/3% ownership and voting interest in Midwest. The investment is accounted for using the equity method. All sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company had outstanding advances (from) Midwest of $(2.9) million and $(2.6) million as of August 31, 2000 and 1999, respectively. The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, Agricultural Credit Bank (ACB). As of August 31, 2000, Midwest had outstanding short-term debt with CoBank, ACB of $3.5 million, of which $2.6 million was guaranteed by the Company.

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

(In Thousands)	2000	1999
Current Assets	$2,418	$3,578
Long-Term Assets	209,663	220,332

Total Assets	$212,081	$223,910

Current Liabilities	$6,314	$10,828
Long-Term Liabilities	133,091	143,618

Total Liabilities	139,405	154,446
Members' Equity	72,676	69,464

Total Liabilities and Members' Equity	$212,081	$223,910

Rental Revenue on Operating Lease	$26,793	$27,988
Expenses	23,581	26,473

Net Income	$3,212	$1,515

(5) CRYSTECH, LLC:

    On May 28, 1998, the Company entered into an agreement with Newcourt Capital U.S.A., Inc. to form a joint venture (special purpose) entity, Crystech. Crystech was formed to acquire, construct, finance, operate and maintain a molasses desugarization facility at the Company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company acquired an initial 50% ownership interest in Crystech through a $1.5 million cash contribution. The Company accounts for its investment in the joint venture using the equity method. The molasses desugarization facility became operational on February 1, 2000.

    As of August 31, 2000 and 1999, respectively, the Company had outstanding notes receivable from Crystech totaling $13.9 million and $11.9 million. The notes are subordinate to long-term debt of Crystech totaling $82.9 million and $73.5 million as of August 31, 2000 and 1999, respectively. The notes bear interest at rates of 6.41% to 8.17%. Interest income related to these notes totaled $1.0 million and $.7 million during 2000 and 1999, respectively. The Company had a receivable from Crystech, related to the interest on these notes of $.3 million and $.2 million as of August 31, 2000 and 1999 respectfully. Repayments of principal are not permitted until the senior debt has been paid in full. The subordinated notes are due and payable in December 2007. The Company also had an outstanding payable to Crystech of $6.0 million as of August 31, 2000, related to the tolling services agreement. The Company had outstanding receivables of $.7 million and $1.8 million as of August 31, 2000 and 1999, respectively, primarily relating to capital expenditures paid on behalf of Crystech.

    The Company has a 12-year tolling services agreement with Crystech whereby the Company pays for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company. The tolling agreement may be terminated by the Company if the specified plant performance is not achieved and maintained. Following is summary financial information for Crystech:

(In Thousands)	2000	1999
Current Assets	$6,635	$5,980
Long-Term Assets	95,462	88,413

Total Assets	$102,097	$94,393

Current Liabilities	$14,633	$8,992
Long-Term Liabilities	84,552	82,311

Total Liabilities	99,185	91,303
Members' Equity	2,912	3,090

Total Liabilities and Members' Equity	$102,097	$94,393

Revenue	$14,692	—
Operating Expenses	10,588	—
Other Expenses	4,282	—

Net Loss	$(178)	—

(6) LONG-TERM AND SHORT-TERM DEBT:

    The long-term debt outstanding as of August 31, 2000 and 1999, is summarized below:

(In Thousands)	2000	1999
Term Loans from CoBank, Due in Varying Amounts through 2008, Interest at 5.54% to 8.58%, with senior lien on substantially all Non-Current Assets.	$155,300	$155,300
Term Loans from Insurance Companies, Due in Varying Amounts from 2018 through 2028, Interest at 7.32% to 7.42%, with senior lien on substantially all Non-Current Assets.	50,000	50,000
Term Loans from US Bank, Minneapolis, Due in Equal Amounts through 2002, Interest at 8.25%, unsecured.	3,000	4,000
Term Loans from the Bank of North Dakota, Due in Equal Amounts through 2009, Interest at 6.34%, unsecured.	7,200	8,000
Pollution Control and Industrial Development Revenue Bonds, Due in Varying Amounts through 2018, Interest at fixed and varying rates, (8.00% and 4.55%, respectively, as of August 31, 2000), substantially secured by letters of credit.	34,330	34,750

Total Long-Term Debt	249,830	252,050
Less Current Maturities	(18,925)	(18,915)

Long-Term Debt, Net of Current Maturities	$230,905	$233,135

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2001	$18,925
2002	18,930
2003	18,940
2004	17,950
2005	17,965

    As of August 31, 2000, the unused portion of the term loan line of credit with CoBank was $16.4 million.

    During the year ended August 31, 2000, the Company borrowed from CoBank and the Commodity Credit Corporation, (CCC) and issued commercial paper to meet its short-term borrowing requirements. Under the CCC sugar loan program, the Company obtained non-recourse loans from the CCC on the 1999 crop sugar. The sugar under loan as of August 31, 2000, pledged to the CCC to satisfy the loan and interest was approximately 4.5 million hundredweight. The Company had no outstanding seasonal loans with CoBank as of August 31, 2000 or 1999. The Company had no outstanding short-term commercial paper debt as of August 31, 2000 and $60.8 million outstanding as of August 31, 1999. The Company had outstanding loans with the CCC of $103.4 million as of August 31, 2000. See Note (11) Subsequent Event.

    As of August 31, 2000, the Company had available short-term lines of credit totaling $210.0 million.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2000 and 1999, follow:

(In Thousands, Except Interest Rates)	2000	1999
Maximum Borrowings	$197,055	$255,000
Average Borrowing Levels	$116,489	$161,454
Average Interest Rates	6.71%	5.61%

    The terms of the loan agreements contain certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members' investment; current ratio; level of term debt to net funds generated; and investment in CoBank stock in amounts prescribed by the bank. Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company's seasonal and long-term financing. As of August 31, 2000, the Company was in compliance with the terms of the loan agreements.

    Interest paid was $19.2 million, $22.6 million and $15.8 million for the years ended August 31, 2000, 1999 and 1998, respectively.

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

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

    Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan. As of August 31, 2000, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA). The Company also has a non-qualified supplemental executive retirement plan for certain employees.

    The Company has a medical plan and a Medicare supplement plan which are available to substantially all the Company retirees. The costs of these plans are shared by the Company and plan participants.

    The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs as of August 31, 2000, 1999 and 1998:

Components of Net Periodic Pension Cost (In Thousands)	2000	1999	1998
Service Cost	$1,625	$1,816	$1,663
Interest Cost	4,783	4,341	4,349
Expected Return on Plan Assets	(4,986)	(4,923)	(4,353)
Multiple Employer Adjustment	—	(1)	(38)
Amortization of Net Transition Assets	(296)	(296)	(296)
Amortization of Prior Service Costs	447	1,090	424
Amortization of Net (Gain) Loss	138	(6)	161

Net Periodic Pension Cost	$1,711	$2,021	$1,910

Components of Net Periodic Post-Retirement Cost (In Thousands)	2000	1999	1998
Service Cost	$518	$619	$694
Interest Cost	871	900	1,090
Amortization of Prior Service Costs	2	2	2
Amortization of Net (Gain) Loss	(270)	(100)	—

Net Periodic Post-Retirement Cost	$1,121	$1,421	$1,786

    For measurement purposes, a 7.75% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2000. The rate is assumed to decline to 5.5% over the next three years.

    Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans. A 1% change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$253	$(205)
Effect on the accumulated post-retirement benefit obligation	$1,775	$(1,449)

(8) EMPLOYEE BENEFIT PLANS:

    The following schedules set forth a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ending August 31, 2000 and 1999 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2000 and 1999:

	Pension		Post-Retirement
(In Thousands)	2000	1999	2000	1999
Change in Benefit Obligation
Obligation at the Beginning of the Year	$65,357	$63,493	$11,802	$13,085
Service Cost	1,625	1,816	518	619
Interest Cost	4,783	4,341	871	900
Plan Participant Contributions	—	—	(277)	(442)
Amendments	833	—	—	—
Actuarial (Gain)/Loss	(4,991)	(1,277)	174	(2,156)
Benefits Paid by Employer	(3,159)	(3,016)	(527)	(204)
Other	—	—	—	—

Obligation at the End of the Year	$64,448	$65,357	$12,561	$11,802

Change in Plan Assets
Fair Value at the Beginning of the Year	$55,230	$55,950	$—	$—
Actual Return on Plan Assets	9,752	1,927	—	—
Plan Participant Contributions	—	—	277	442
Employer Contributions	3,427	369	527	204
Benefits Paid	(3,159)	(3,016)	(804)	(646)
Other	—	—	—	—

Fair Value at the End of the Year	$65,250	$55,230	$—	$—

Funded Status
Funded Status as of August 31,	$802	$(10,127)	$(12,561)	$(11,802)
Unrecognized Net Transition Asset	(865)	(1,161)	—	—
Unrecognized Actuarial Loss/(Gain)	(2,717)	6,255	(5,236)	(5,403)
Unrecognized Prior Service Cost	3,180	3,627	—	7

Net Amount Recognized	$400	$(1,406)	$(17,797)	$(17,198)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$2,545	$519	$—	$—
Accrued Benefit Liability	(3,062)	(8,269)	(17,797)	(17,198)
Intangible Asset	262	2,256	—	—
Accumulated Other Comprehensive Income	655	4,088	—	—

Net Amount Recognized	$400	$(1,406)	$(17,797)	$(17,198)

Change in Additional Minimum Liability (for the current year)
	2000
Other Comprehensive Income	$3,432
Intangible Asset Decrease	$1,995
Accrued Pension Liability Decrease	$5,427

The assumptions used in the measurement of the Company's benefit obligations are shown below:

	Pension		Post-Retirement
Weighted Average Assumptions as of August 31,	2000	1999	2000	1999
Discount Rate	8.25%	7.5%	8.25%	7.5%
Expected Return on Plan Assets	9.0%	9.0%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	5.0%	5.0%	N/A	N/A

Long-Term Incentive Plans

    The 1995 and 1999 Long-Term Incentive Plans provide deferred compensation to certain key executives of the Company. The plans create financial incentives that are based upon contract rights which are available to the executive under the terms of the plans, the value of which is related to the value of preferred shares of the Company. As of August 31, 2000, under the 1995 Plan there were 562 rights issued and outstanding of which 234 rights were 100% vested and 328 rights were 75% vested. Under the 1999 Plan, there were 413 rights issued and outstanding, none of which were vested as of August 31, 2000.

Defined Contribution Plans

    The Company also has qualified 401(k) plans for all eligible employees. The plans provide for immediate vesting of benefits. Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement. The Company matches the non-union and union year-round participants' contributions up to 4% and 2% respectively, of their gross earnings. The Company's contributions to these plans totaled $1.4 million for each of the years ended August 31, 2000, 1999 and 1998, respectively.

(9) ENVIRONMENTAL MATTERS:

    The Company is subject to extensive federal and state environmental laws and regulations with respect to water pollution, discharge permits, air pollution, noise pollution and solid waste disposal. The Company conducts an ongoing pollution control program designed to meet these environmental laws and regulations. In June 1998, a dike failure occurred near the East Grand Forks, Minnesota factory. The Minnesota Pollution Control Agency (MPCA) commenced enforcement action related to this incident. On April 14, 2000, the company and the MPCA entered into a stipulation agreement settling this matter. This agreement required the company, among other conditions, to pay penalties in the amount of $127,000.

(10) COMMITMENTS AND CONTINGENCIES:

    The Company had outstanding letters of credit totaling $49.6 million as of August 31, 2000.

    The Company is subject to various lawsuits and claims that arise in the ordinary course of its business. Management believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition.

    The Company had outstanding commitments of approximately $9.4 million as of August 31, 2000, for consulting services, equipment and construction contracts related to various capital projects.

(11) SUBSEQUENT EVENT:

    On September 30, 2000, the Company forfeited approximately 4.5 million hundredweight of 1999 crop sugar to the CCC in satisfaction of the remaining $101.5 million in outstanding non-recourse loans and $3.8 million of accrued interest. The financial effect of this forfeiture on the members' 1999 crop beet payment has been reflected in the net realizable value calculation of the August 31, 2000, sugar inventory.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2000

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Growers' Contract (5-year Agreement)	Incorporated by reference to Exhibit 10(f) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
10.2	Growers' Contract (Annual Contract)	Incorporated by reference to Exhibit 10(g) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.5	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency	Incorporated by reference to Exhibit 10(n) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Amended and Restated Loan Agreement between Registrant and First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.7	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.8	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.9	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.10	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.11	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

†10.12	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.13	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.14	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.15	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.16	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.17	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.18	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.19	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

‡10.20	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.21	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.22	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.23	Registrant's Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.24	Registrant's Senior Note Intercreditor and Collateral Agency	Incorporated by reference to Exhibit 10.25 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.25	Registrant's Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.26	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company's Annual Report on Form 10-K form the year ended August 31, 1999
10.27	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2000	Incorporated by reference to Exhibit 10.27 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.28	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.29	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Filed herewith electronically
10.30	Long Term Incentive Plan, dated September 1, 1995	Filed herewith electronically
10.31	Long Term Incentive Plan, dated June 23, 1999	Filed herewith electronically
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company's Annual Report on Form 10K for the year ended August 31, 1999

23.1	Consent of Eide Bailly LLP	Filed herewith electronically
27	Financial Data Schedule	Filed herewith electronically

†
Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

‡
Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTY AND PROCESSING FACILITIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
STATEMENTS OF OPERATIONS
BALANCE SHEETS (Assets)
BALANCE SHEETS (Liabilities and Members Investments)
STATEMENTS OF CHANGES IN MEMBERS INVESTMENTS
STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS
EXHIBIT INDEX TO ANNUAL REPORT