Form 10-Q
period 2000-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2001-01-10
CIK 4828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 5, 2001
$10 Par Value	3,004

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

INDEX

		PAGE NO.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS	1
	STATEMENTS OF OPERATIONS	3
	STATEMENTS OF CASH FLOWS	4
	NOTES TO THE FINANCIAL STATEMENTS	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	6
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	10
SIGNATURES		14

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	November 30
			August 31, 2000*
	2000	1999
Current Assets:
Cash and Cash Equivalents	$24	$10,260	$70,124
Accounts Receivable:
Trade	53,210	69,403	49,489
Members	1,902	1,620	1,063
Other	3,926	3,108	3,230
Advances to Related Parties	80	4,509	9,219
Inventories	346,194	375,526	147,935
Prepaid Expenses	21,795	2,013	4,363

Total Current Assets	427,131	466,439	285,423

Property and Equipment:
Land	27,804	25,294	27,616
Buildings and Equipment	826,099	808,294	825,047
Construction-in-Progress	10,571	7,877	6,676
Less: Accumulated Depreciation	(490,616)	(468,220)	(477,868)

Net Property and Equipment	373,858	373,245	381,471

Other Assets:
Investments in CoBank	15,135	15,417	15,135
Investments in Marketing Cooperatives	3,267	3,154	3,219
Investments in ProGold Limited Liability Company	37,289	36,057	36,867
Investments in Crystech, LLC	1,584	1,688	1,630
Notes Receivable—Crystech, LLC	13,905	13,500	13,905
Other Assets	1,980	6,071	2,069

Total Other Assets	73,160	75,887	72,825

Total Assets	$874,149	$915,571	$739,719

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS' INVESTMENTS

	November 30
			August 31, 2000*
	2000	1999
Current Liabilities:
Short-Term Debt	$134,486	$159,655	$103,376
Current Maturities of Long-Term Debt	18,925	18,915	18,925
Accounts Payable:
Trade	13,208	8,185	19,895
Other	12,670	27,674	6,396
Advances due to Related Parties	7,680	2,121	8,845
Accrued Continuing Costs (see note 3)	36,458	39,739	—
Other Current Liabilities	17,258	16,333	18,984
Amounts Due Members	142,093	152,988	53,666

Total Current Liabilities	382,778	425,610	230,087
Long-Term Debt, Excluding Current Maturities	229,905	232,135	230,905
Deferred Income Taxes	1,941	1,858	1,920
Other Liabilities	26,398	31,365	27,477

Total Liabilities	641,022	690,968	490,389

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	30	30
Additional Paid-in Capital	134,197	127,218	131,071
Unit Retains	97,336	97,157	116,216
Accumulated Other Comprehensive Income/(Loss)	(655)	(4,088)	(655)
Retained Earnings/(Deficit)	(36,056)	(33,989)	(35,607)

Total Members' Investments	233,127	224,603	249,330

Total Liabilities and Members' Investments	$874,149	$915,571	$739,719

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended November 30
	2000	1999
Net Revenue	$242,855	$217,978
Cost of Product Sold	49,184	12,925

Gross Proceeds	193,671	205,053
Selling, General & Administrative Expenses	43,368	44,499
Accrued Continuing Costs (see note 3)	36,458	39,739

Operating Proceeds	113,845	120,815

Other Income (Expenses)
Interest Income	1,324	464
Interest Expense	(4,424)	(4,171)
Other Income	757	599
Other Expenses	(313)	(31)

Other Income (Expense)	(2,656)	(3,139)

Proceeds before Income Taxes	111,189	117,676
Income Taxes (Provision)/Benefit	(20)	(22)

Net Proceeds Resulting from Member and Non-Member Business	$111,169	$117,654

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business Income/(Loss)	$(449)	$(261)
Unit Retains Declared to Members	—	—

Net Credit/(Charge) to Members' Investments	(449)	(261)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	111,618	117,915

Total	$111,169	$117,654

AMERICAN CRYSTAL SUGAR COMPANY

Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended November 30
	2000	1999
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$111,169	$117,654
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(111,618)	(117,915)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	13,147	9,199
(Income) Loss from Equity Method Investees	(441)	(481)
(Gain) Loss on the Disposition of Property and Equipment	286	—
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	—	10
Deferred Gain Recognition	(49)	(49)
Changes in Assets and Liabilities:
Receivables	(5,256)	1,760
Inventories	(303,304)	(263,568)
Prepaid Expenses	(17,431)	267
Advances to Related Parties	7,974	20,031
Accounts Payable	(412)	9,601
Accrued Continuing Costs	36,457	39,739
Other Liabilities	754	(201)
Amounts Due Members	88,427	117,290

Net Cash (Used In) Operations	(180,297)	(66,663)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(5,736)	(5,754)
Proceeds from the Sale of Property and Equipment	1	—
Notes Receivable—Crystech LLC	—	(1,617)
Changes in Other Assets	68	85

Net Cash (Used In) Investing Activities	(5,667)	(7,286)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	132,618	99,475
Long-Term Debt Repayment	(1,000)	(1,000)
Proceeds from Sale of Stock	3,126	3,270
Payment of Unit Retains	(18,880)	(19,692)

Net Cash Provided by Financing Activities	115,864	82,053

Increase (Decrease) In Cash and Cash Equivalents	(70,100)	8,104
Cash and Cash Equivalents, Beginning of Year	70,124	2,156

Cash and Cash Equivalents, End of Period	$24	$10,260

Supplemental Schedule of Non-Cash Financing Activities:
On September 30, 2000, the Company forfeited sugar in satisfaction of the Commodity Credit Corporation loans of $105.3 million including accrued interest of $3.8 million.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

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

    The operating results for the three month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001.

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

    These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report for the year ended August 31, 2000.

    Certain reclassifications have been made to the November 30, 1999 financial statements to conform with the November 30, 2000 presentation.

Note 2: Inventories

    The major components of inventories are as follows (In Thousands):

	11/30/00	11/30/99	8/31/00
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$137,165	$135,733	$126,545
Unprocessed Sugarbeets	191,572	220,077	3,402
Maintenance Parts & Supplies	17,457	19,716	17,988

Total Inventories	$346,194	$375,526	147,935

    Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value. Unprocessed sugarbeets are valued at the estimated net beet payment plus estimated unit retains to be withheld. Maintenance parts & supplies and beet seed inventories are valued at the lower of average cost or market.

Note 3: Accrued Continuing Costs

    For interim reporting, the Net Proceeds from Member Business is based on the forecasted beet payment and the percentage of the tons of sugarbeets processed to the total estimated tons of sugarbeets to process for a given crop year. Accrued continuing costs represent the difference between the Net Proceeds from Member Business as determined above and actual member business crop year revenues realized and expenses incurred through the end of the reporting period. Accrued continuing costs are reflected in the Financial Statements as a cost on the Statements of Operations and as a current liability on the Balance Sheets.

Note 4: Members' Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
January 5, 2001	$76.77	600,000	498,570
November 30, 2000	$76.77	600,000	498,570
August 31, 2000	$76.77	600,000	498,570
November 30, 1999	$76.77	600,000	498,570
Common Stock:
January 5, 2001	$10.00	4,000	3,004
November 30, 2000	$10.00	4,000	3,006
August 31, 2000	$10.00	4,000	3,006
November 30, 1999	$10.00	4,000	2,951

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition For the Three months Ended November 30, 2000 and 1999

    This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "believe", "may" and similar expressions. The Company's actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets. For a more complete discussion of "Important Factors", please refer to the Company's 2000 Form 10-K.

Comparison of the Three months Ended November 30, 2000 and 1999

    Revenue for the three months ended November 30, 2000, was $242.9 million, an increase of $24.9 million from 1999. Revenue from total sugar sales increased 12.2 percent which reflects the proceeds from the forfeiture of sugar to the Commodity Credit Corporation (CCC) this year, partially offset by a 15.1 percent decrease in hundredweight sold and a 7.5 percent decrease in the average selling price per hundredweight. Revenue from pulp sales increased 12.2 percent due to a 7.7 percent increase in the volume of pulp sold and 4.1 percent increase in the average selling price per ton. Revenue from molasses sales decreased 30.3 percent due to a 49.1 percent decrease in the volume of molasses sold partially offset by a 36.9 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 63.2 percent due to a 34.8 percent increase in sales volume and a 21.1 percent increase in the average selling price per ton. The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

    Cost of product sold, for the three months ended November 30, 2000 exclusive of payments for sugarbeets, increased $36.3 million as compared to the same period in 1999. Direct processing costs for sugar and pulp increased 23.8 percent due to processing 5.5 percent more sugarbeets and due to the commencement of tolling charges from Crystech, LLC. Fixed and committed expenses decreased 3.0 percent reflecting lower maintenance and beet storage costs. The cost associated with sugar purchased to meet customer needs was down $11.1 million due to no such activity during the first quarter of fiscal 2001. Change in inventories impacted the cost of product sold unfavorably by $37.0 million in the first quarter of fiscal 2001 as compared to fiscal 2000 due primarily to the forfeiture of sugar to the CCC partially offset by increased sugar production and lower sugar sales.

    Selling, General and Administrative expenses for the three months ended November 30, 2000 decreased $1.1 million from 1999. Sugar selling expenses decreased due to the decreased volume of sugar sold. General and Administrative expenses remained level compared with last year.

    The decrease in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

    Interest income increased $ .9 million in fiscal 2001 primarily due to interest on the Crystech, LLC notes receivable and interest earned on short-term investments.

    Interest expense increased primarily due to higher long-term and short-term interest rates.

    Non-member activities resulted in a loss of $ .4 million for the three months ended November 30, 2000 as compared to a loss of $  .3 million for the same period last year. The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold, LLC.

Current Market Trends

    The domestic sugar market is currently experiencing an oversupply of refined sugar. This oversupply is the result of several factors. First, the World Trade Organization (WTO) requires imports of sugar, regardless of the domestic supply situation, from approximately 40 foreign nations that produce and export sugar. Second, sugar is currently entering the United States from Canada, over and above the WTO minimum, in the form of "stuffed molasses." "Stuffed molasses" is molasses that contains an extremely high percentage of sugar. Once the "stuffed molasses" reaches the United States, it is run through a desugarization process that separates the liquid sugar from the molasses. The liquid sugar is then sold in the domestic market. Third, Mexico, under the North American Free Trade Agreement (NAFTA), will be allowed to export 2.5 million hundredweight of sugar, tariff free, into the United States during fiscal 2001.

    Due to these factors, the supply of refined sugar currently exceeds the domestic demand for refined sugar in the United States. This excess supply has resulted in a decline in domestic sugar prices. Lower sugar prices adversely impact the profitability of selling refined sugar in the United States, resulting in a direct negative impact on the gross beet payment.

    During 2000, market conditions caused prices for raw and refined sugar to drop below the non-recourse loan rates established under the Federal Agriculture Improvement and Reform Act (the FAIR Act). The United States Department of Agriculture (USDA) attempted to support market prices by purchasing 132,000 tons of sugar and through a Payment-In-Kind program between it and the sugar producers, but prices remained below the non-recourse loan rates. As a result of this fall in price, several producers forfeited sugar under the terms of loans obtained from the CCC. The Company forfeited approximately 4.5 million hundredweight of sugar under CCC loans on September 30, 2000 (the maturity date of the loans).

    During 2000, the USDA implemented a Payment-In-Kind (PIK) program. Under this program, the Company's shareholders were paid to destroy a portion of their 2000 sugarbeet crop. Payments to the Company's shareholders were made by the USDA in the form of certificates to be exchanged for sugar obtained by the USDA as a result of the purchases and forfeitures noted in the above paragraph. The Company has entered into contracts with its shareholders to purchase the sugar certificates they received from the USDA and reduce the shareholders' delivery obligation to the Company to the extent sugarbeets were destroyed. As a result of the PIK program, the number of acres of the 2000 sugarbeet crop harvested by the shareholders was reduced by approximately 33,000 acres. At this time, the Company does not believe that the reduction in sugarbeets available to process as a result of the PIK program will materially affect the results of operations for fiscal 2001.

On December 1, 2000, the CCC finalized the amount of sugar to be exchanged for the PIK certificates. As a result, the Company received approximately 1.6 million hundredweight of sugar in exchange for the PIK certificates.

Liquidity and Capital Resources

    Under the Company's Bylaws and Grower Contracts, payments for member delivered sugarbeets, the Company's principal raw material, are subordinated to all member business expenses. Cash payments to members are spread over a period of approximately one-year following delivery of their sugarbeet crops to the Company. All unpaid portions remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank, ACB. The Company has a long-term debt commitment with CoBank of $218.7 million against which the Company had borrowed $155.3 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998, a term loan with US Bank of $2.0 million, a term loan with Bank of North Dakota of $7.2 million, and $34.3 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds. The Company also has a seasonal line of credit with CoBank, ACB of $210 million that includes a line of credit with Norwest Bank for $3 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company's commercial paper program provides short-term borrowings of up to $150 million.

    On March 31, 2000, the Company entered into new Term and Seasonal loan agreements with CoBank, ACB. These new loans replace the loans with the St. Paul Bank for Cooperatives that have expired. CoBank, ACB and the St. Paul Bank for Cooperatives merged in 1999. The various loan agreements between CoBank, ACB and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on the Company. As of November 30, 2000, the Company was in compliance with its loan agreements.

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

    The change in the Company's financial condition from August 31, 2000 to November 30, 2000 is primarily due to normal business seasonality. The first three months of the Company's fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets. The cash used in operations of $180.3 million and investing activities of $5.7 million was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $132.6 million, and proceeds from the installment sale of stock of $3.1 million, partially offset by the payment of the unit retains of $18.9 million.

    Working capital has decreased $10.9 million from $55.3 million at the beginning of the year to $44.4 million as of November 30, 2000 primarily due to additional short-term debt, increases in payables, and the amounts due growers partially offset by increased inventories. Working capital as of November 30, 2000 was $44.4 million, an increase of $3.6 million when compared to $40.8 million of working capital as of November 30, 1999.

    Capital expenditures for the three months ended November 30, 2000 were $5.7 million as compared to $5.8 million for the same period in 1999. The Company had outstanding commitments totaling $6.2 million as of November 30, 2000, for equipment and construction contracts related to various capital projects.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Moorhead Factory District Meeting held on November 6, 2000, Richard Borgen was re-elected as a Director, receiving 88 of the 105 votes cast. His three-year term expires in December, 2003. Michael A. Astrup and David J. Kragnes will continue as Directors for the Moorhead Factory District.

    At the Hillsboro Factory District Meeting held on November 7, 2000, Francis L. Kritzberger was re-elected as a Director, receiving 88 of the 88 votes cast with 1 abstention. His three-year term expires in December, 2003. Jerry D. Bitker and Court G. Hanson will continue as Directors for the Hillsboro Factory District.

    At the East Grand Forks Factory District Meeting held on November 8, 2000, Paul Driscoll was elected as a Director, receiving 96 of the 170 votes cast. His three-year term expires in December, 2003. Steven M. Goodwin and G. Terry Stadstad will continue as Directors for the East Grand Forks Factory District.

    At the Crookston Factory District Meeting held on November 9, 2000, Lonn M. Kiel was re-elected as a Director, receiving 90 of the 90 votes cast with 1 abstention. His three-year term expires in December, 2003. Ronald E. Reitmeier and Jim A. Ross will continue as Directors for the Crookston Factory District.

    At the Drayton Factory District Meeting held on November 10, 2000, Neil Widner was elected as a Director, receiving 116 of the 228 votes cast. His three-year term expires in December, 2003. Patrick D. Mahar and Robert Vivatson will continue as Directors for the Drayton Factory District.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Growers' Contract (5-year Agreement)	Incorporated by reference to Exhibit 10(f) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
10.2	Growers' Contract (Annual Contract)	Incorporated by reference to Exhibit 10(g) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency	Incorporated by reference to Exhibit 10(n) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.7	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.8	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.9	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.10	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.11	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
+10.12	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.13	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.14	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.15	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.16	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.17	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.18	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

10.19	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
++10.20	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.21	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.22	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.23	Registrant's Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.24	Registrant's Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.25	Registrant's Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.26	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company's Annual Report on Form 10-K form the year ended August 31, 1999
10.27	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2000	Incorporated by reference to Exhibit 10.27 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.28	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.29	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company's Annual Report on Form 10K for the year ended August 31, 2000

10.30	Long Term Incentive Plan, dated September 1, 1995	Incorporated by reference to Exhibit 10.30 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
10.31	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company's Annual Report on Form 10K for the year ended August 31, 1999
23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company's Annual Report on Form 10K for the year ended August 31, 2000

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

AMERICAN CRYSTAL SUGAR COMPANY (Registrant)
Date: January 5, 2001	/s/ BRIAN INGULSRUD Brian Ingulsrud Corporate Controller Duly Authorized Officer

QuickLinks

AMERICAN CRYSTAL SUGAR COMPANY FORM 10-Q INDEX
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Unaudited) (Dollars in Thousands)
ASSETS
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Unaudited) (Dollars in Thousands)
LIABILITIES AND MEMBERS' INVESTMENTS
AMERICAN CRYSTAL SUGAR COMPANY Statements of Operations (Unaudited) (Dollars in Thousands)
AMERICAN CRYSTAL SUGAR COMPANY Statements of Cash Flows (Unaudited) (In Thousands)
AMERICAN CRYSTAL SUGAR COMPANY NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
SIGNATURES