Form 10-Q
period 2001-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2001-04-09
CIK 4828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12[nb]months, and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 5, 2001
$10 Par Value	3,062

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS	1
	STATEMENTS OF OPERATIONS	3
	STATEMENTS OF CASH FLOWS	4
	NOTES TO THE FINANCIAL STATEMENTS	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	7
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11
SIGNATURES		14

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)
(Dollars in Thousands)

ASSETS

	February 28	February 29
			August 31, 2000*
	2001	2000
Current Assets:
Cash and Cash Equivalents	$1,039	$55	$70,124
Accounts Receivable:
Trade	58,562	64,212	49,489
Members	3	10	1,063
Other	1,008	2,857	3,230
Advances to Related Parties	8,687	7,877	9,219
Inventories	346,944	362,971	147,935
Prepaid Expenses	4,829	520	4,363

Total Current Assets	421,072	438,502	285,423

Property and Equipment:
Land	31,035	26,068	27,616
Buildings and Equipment	825,785	811,901	825,047
Construction-in-Progress	11,490	11,404	6,676
Less: Accumulated Depreciation	(501,299)	(481,187)	(477,868)

Net Property and Equipment	367,011	368,186	381,471

Other Assets:
Investments in CoBank	15,135	15,406	15,135
Investments in Marketing Cooperatives	3,346	3,170	3,219
Investments in ProGold Limited Liability Company	37,745	36,184	36,867
Investments in Crystech, LLC	1,538	1,163	1,630
Notes Receivable—Crystech, LLC	13,905	13,905	13,905
Other Assets	2,012	4,069	2,069

Total Other Assets	73,681	73,897	72,825

Total Assets	$861,764	$880,585	$739,719

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets (Continued)

(Unaudited)
(Dollars in Thousands)

LIABILITIES AND MEMBERS' INVESTMENTS

	February 28	February 29
			August 31, 2000*
	2001	2000
Current Liabilities:
Short-Term Debt	$128,335	$130,509	$103,376
Current Maturities of Long-Term Debt	18,925	18,915	18,925
Accounts Payable:
Trade	11,178	9,459	19,895
Other	4,206	3,138	6,396
Advances due to Related Parties	5,801	603	8,845
Accrued Continuing Costs (see note 3)	64,755	75,677	—
Other Current Liabilities	18,076	18,574	18,984
Amounts Due Members	127,406	132,429	53,666

Total Current Liabilities	378,682	389,304	230,087
Long-Term Debt, Excluding Current Maturities	220,520	231,335	230,905
Deferred Income Taxes	1,962	1,879	1,920
Other Liabilities	25,291	31,233	27,477

Total Liabilities	626,455	653,751	490,389

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	30	30
Additional Paid-in Capital	136,655	130,112	131,071
Unit Retains	97,309	97,157	116,216
Accumulated Other Comprehensive Income/(Loss)	(655)	(4,088)	(655)
Retained Earnings/(Deficit)	(36,305)	(34,652)	(35,607)

Total Members' Investments	235,309	226,834	249,330

Total Liabilities and Members' Investments	$861,764	$880,585	$739,719

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Statements of Operations

(Unaudited)
(Dollars in Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
	2001	2000	2001	2000
Net Revenue	$416,242	$385,807	$173,387	$167,829
Cost of Product Sold	13,484	(20,614)	(35,700)	(33,539)

Gross Proceeds	402,758	406,421	209,087	201,368
Selling, General & Administrative Expenses	82,593	82,303	39,225	37,804
Accrued Continuing Costs (see note 3)	64,755	75,677	28,297	35,938

Operating Proceeds	255,410	248,441	141,565	127,626

Other Income (Expenses)
Interest Income	1,888	1,132	564	668
Interest Expense	(10,932)	(10,177)	(6,508)	(6,006)
Other Income	1,359	1,178	602	579
Other Expenses	(692)	(636)	(379)	(605)

Other Income (Expense)	(8,377)	(8,503)	(5,721)	(5,364)

Proceeds before Income Taxes	247,033	239,938	135,844	122,262
Income Taxes (Provision)/Benefit	(39)	(52)	(19)	(30)

Net Proceeds Resulting from Member and Non-Member Business	$246,994	$239,886	$135,825	$122,232

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business Income/(Loss)	$(698)	$(924)	$(249)	$(663)
Unit Retains Declared to Members	—	—	—	—

Net Credit/(Charge) to Members' Investments	(698)	(924)	(249)	(663)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	220,209	240,810	108,591	122,895
Payment to/due Members for PIK Certificates, Net of Equity Retention Declared	27,483	—	27,483	—

Total	$246,994	$239,886	$135,825	$122,232

American Crystal Sugar Company

Statements of Cash Flows

(Unaudited)
(In Thousands)

	For the Six Months Ended
	February 28	February 29
	2001	2000
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$246,994	$239,886
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(220,209)	(240,810)
Payments to Members for PIK Certificates, Net of Equity Rentention Declared	(27,483)	—
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	26,406	22,248
(Income) Loss from Equity Method Investees	(947)	(64)
(Gain) Loss on the Disposition of Property and Equipment	614	(20)
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	—	21
Deferred Gain Recognition	(99)	(99)
Changes in Assets and Liabilities:
Receivables	(5,791)	8,812
Inventories	(304,054)	(251,013)
Prepaid Expenses	(466)	1,760
Advances to Related Parties	(2,512)	15,145
Accounts Payable	(10,907)	(13,661)
Accrued Continuing Costs	64,755	75,677
Other Liabilities	485	1,930
Amounts Due Members	73,740	96,731

Net Cash (Used In) Operations	(159,474)	(43,457)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(12,392)	(14,172)
Proceeds from the Sale of Property and Equipment	3	530
Investments in Crystech LLC	—	(47)
Notes Receivable—Crystech LLC	—	(2,022)
Changes in Other Assets	19	2,066

Net Cash (Used In) Investing Activities	(12,370)	(13,645)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	126,467	70,329
Proceeds from Long-Term Debt	8,415	—
Long-Term Debt Repayment	(18,800)	(1,800)
Proceeds from Sale of Stock	5,584	6,164
Payment of Unit Retains	(18,907)	(19,692)

Net Cash Provided by Financing Activities	102,759	55,001

Increase (Decrease) In Cash and Cash Equivalents	(69,085)	(2,101)
Cash and Cash Equivalents, Beginning of Year	70,124	2,156

Cash and Cash Equivalents, End of Period	$1,039	$55

Supplemental Schedule of Non-Cash Financing Activities:
On September 30, 2000, the Company forfeited sugar in satisfaction of the Commodity Credit Corporation loans of $105.3 million including accrued interest of $3.8 million.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

    The operating results for the six month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001.

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

    Certain reclassifications have been made to the February 29, 2000 financial statements to conform with the February 28, 2001 presentation.

Note 2: Inventories

    The major components of inventories are as follows (In Thousands):

	02/28/01	02/29/00	8/31/00
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$246,618	$241,756	$126,545
Unprocessed Sugarbeets	82,980	101,526	3,402
Maintenance Parts & Supplies	17,346	19,689	17,988

Total Inventories	$346,944	$362,971	$147,935

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

Note 4: Members' Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
April 5, 2001	$76.77	600,000	498,570
February 28, 2001	$76.77	600,000	498,570
August 31, 2000	$76.77	600,000	498,570
February 29, 2000	$76.77	600,000	498,570
Common Stock:
April 5, 2001	$10.00	4,000	3,062
February 28, 2001	$10.00	4,000	3,004
August 31, 2000	$10.00	4,000	3,006
February 29, 2000	$10.00	4,000	2,953

Note 5: Interest Paid

    Interest paid, net of amounts capitalized, was $11.0 million and $9.8 million for the six months ended February 28, 2001 and February 29, 2000, respectively.

Note 6: Short-Term Debt

    As of February 28, 2001, the company had an outstanding non-recourse loan with the CCC of $34.2 million, against which 1.5 million hundredweight of sugar was pledged as collateral. The loan carried an interest rate of 6.0% with a maturity date of September 30, 2001. The Company also had outstanding commercial paper, as of February 28, 2001, of $94.1 million at an average interest rate of 6.52% and maturity dates between March 1, 2001 and August 31, 2001.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition For the Six months and Three months Ended February 28, 2001 and February 29, 2000

    This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "believe", "may" and similar expressions. The Company's actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets. For a more complete discussion of "Important Factors", please refer to the Company's 2000 Form 10-K.

Comparison of the Six months Ended February 28, 2001 and February 29, 2000

    Revenue for the six months ended February 28, 2001, was $416.2 million, an increase of $30.4 million from 2000. Revenue from total sugar sales increased 9.5 percent which reflects the proceeds from the forfeiture of sugar to the Commodity Credit Corporation (CCC) this year, partially offset by a 1.8 percent decrease in hundredweight sold and a 8.4 percent decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 10.5 percent due to a 15.3 percent decrease in the volume of pulp sold partially offset by a 5.7 percent increase in the average selling price per ton. Revenue from molasses sales decreased 52.5 percent due to a 63.1 percent decrease in the volume of molasses sold partially offset by a 29.0 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 52.0 percent due to a 25.2 percent increase in sales volume and a 21.3 percent increase in the average selling price per ton. The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

    Cost of product sold, for the six months ended February 28, 2001, exclusive of payments for sugarbeets, increased $34.1 million as compared to the same period in 2000. Direct processing costs for sugar and pulp increased 22.3 percent due to processing 3.2 percent more sugarbeets and due to the commencement of tolling charges from Crystech, LLC. Fixed and committed expenses decreased 1.5 percent reflecting lower maintenance costs. The cost associated with sugar purchased to meet customer needs was down $15.0 million due to no such activity during the first six months of fiscal 2001. Change in inventories impacted the cost of product sold unfavorably by $33.6 million in the first six months of fiscal 2001 as compared to fiscal 2000 due primarily to the forfeiture of sugar to the CCC partially offset by increased sugar production.

    Selling, General and Administrative expenses for the six months ended February 28, 2001 increased $.3 million from 2000. Sugar selling expenses increased $.7 million between the two years. General and Administrative expenses decreased $.4 million compared with last year.

    The decrease in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

    Interest income increased $.8 million in fiscal 2001 primarily due to a higher average balance of investments at slightly higher rates.

    Interest expense increased primarily due to higher long-term and short-term interest rates partially offset by lower average borrowing levels.

    Non-member activities resulted in a loss of $.7 million for the six months ended February 28, 2001 as compared to a loss of $.9 million for the same period last year. The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold, LLC.

Comparison of the Three months Ended February 28, 2001 and February 29, 2000

    Revenue for the three months ended February 28, 2001, was $173.4 million, an increase of $5.6 million from 2000. Revenue from total sugar sales increased 6.0 percent reflecting a 16.2 percent increase in hundredweight sold partially offset by an 8.8 percent decrease in the average selling price per hundredweight. Revenue from pulp sales decreased 22.9 percent due to a 27.3 percent decrease in the volume of pulp sold partially offset by a 6.2 percent increase in the average selling price per ton. Revenue from molasses sales decreased 80.0 percent due to an 82.1 percent decrease in the volume of molasses sold partially offset by an 11.9 percent increase in the average selling price per ton. Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 39.8 percent due to a 15.2 percent increase in sales volume and a 21.4 percent increase in the average selling price per ton. The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

    Cost of product sold, for the three months ended February 28, 2001, exclusive of payments for sugarbeets, decreased $2.2 million as compared to the same period in 2000. Direct processing costs for sugar and pulp increased 20.9 percent primarily due to the commencement of tolling charges from Crystech, LLC. Fixed and committed expenses remained relatively level between years. The cost associated with sugar purchased to meet customer needs was down $3.9 million due to no such activity during the 2001 fiscal quarter. Change in inventories impacted the cost of product sold favorably by $3.4 million. Selling, General and Administrative expenses for the three months ended February 28, 2001 increased $1.4 million from the same period in 2000. Selling expenses increased $1.8 million due to the increased volume of sugar sold. General and Administrative expenses decreased $.4 million compared with last year primarily due to lower personnel costs and general cost reductions.

    The decrease in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

    Interest income decreased $.1 million in fiscal 2001 primarily due to a slightly lower average balance of investments during this quarter.

    Interest expense increased primarily due to higher long-term and short-term interest rates partially offset by lower average borrowing levels.

    Non-member activities resulted in a loss of $.2 million for the three months ended February 28, 2001 as compared to a loss of $.7 million for the same period last year. The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold, LLC.

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

Liquidity and Capital Resources

    Under the Company's Bylaws and Grower Contracts, payments for member delivered sugarbeets, the Company's principal raw material, are subordinated to all member business expenses. Cash payments to members are spread over a period of approximately one-year following delivery of their sugarbeet crops to the Company. All unpaid portions remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank, ACB. The Company has a long-term debt commitment with CoBank of $218.7 million against which the Company had borrowed $138.3 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998, a term loan with US Bank of $2.0 million, a term loan with Bank of North Dakota of $6.4 million, and $42.7 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds. The Company also has a seasonal line of credit with CoBank, ACB of $210 million that includes a line of credit with Wells Fargo Bank for $3 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company's commercial paper program provides short-term borrowings of up to $150 million.

    On March 31, 2000, the Company entered into new Term and Seasonal loan agreements with CoBank, ACB. These new loans replace the loans with the St. Paul Bank for Cooperatives that have expired. CoBank, ACB and the St. Paul Bank for Cooperatives merged in 1999. The various loan agreements between CoBank, ACB and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on the Company. As of February 28, 2001, the Company was in compliance with its loan agreements.

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

    The change in the Company's financial condition from August 31, 2000 to February 28, 2001 is primarily due to normal business seasonality. The first six months of the Company's fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets. The cash used in operations of $159.5 million and investing activities of $12.4 million was funded through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from long-term and short-term debt of $134.9 million, and proceeds from the installment sale of stock of $5.6 million partially offset by the payment of the unit retains of $18.9 million and long-term debt repayment of $18.8 million.

    As of February 28, 2001, the company had an outstanding non-recourse loan with the CCC of $34.2 million, against which 1.5 million hundredweight of sugar was pledged as collateral. The Company also had outstanding commercial paper, as of February 28, 2001, of $94.1 million.

    Working capital has decreased $12.9 million from $55.3 million at the beginning of the year to $42.4 million as of February 28, 2001 primarily due to additional short-term debt, increases in payables, and the amounts due growers partially offset by increased inventories. Working capital as of February 28, 2001 was $42.4 million, an increase of $6.8 million when compared to $49.2 million of working capital as of February 29, 2000.

    Capital expenditures for the six months ended February 28, 2001 were $12.4 million as compared to $14.2 million for the same period in 2000. The Company had outstanding commitments totaling $4.8 million as of February 28, 2001, for equipment and construction contracts related to various capital projects.

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

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

	Item No.	Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.2	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.6	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.7	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.8	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
†10.9	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.10	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.11	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
†10.12	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.13	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.14	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.15	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.16	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

††10.17	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.18	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.19	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.20	Registrant's Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.21	Registrant's Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.22	Registrant's Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.23	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company's Annual Report on Form 10-K form the year ended August 31, 1999
10.24	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2000	Incorporated by reference to Exhibit 10.27 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.25	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.26	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
10.27	Long Term Incentive Plan, dated September 1, 1995	Incorporated by reference to Exhibit 10.30 from the Company's Annual Report on Form 10K for the year ended August 31, 2000

10.28	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
10.29	Growers' Contract (5-year Agreement) for the crop years 1998 through 2002.	Filed herewith electronically
10.30	Growers' Contract (Annual Contract) for crop year 2001.	Filed herewith electronically
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company's Annual Report on Form 10K for the year ended August 31, 1999
23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company's Annual Report on Form 10K for the year ended August 31, 2000

†
Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.
††
Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K

    The Company filed the following Current Report on Form 8-K during this quarter.

  (i)
  Current Report on Form 8-K, dated March 30, 2001.

    The Company filed a report on Form 8-K on April 2, 2001, stating that it had announced to its shareholders on March 30, 2001, that the forecasted gross beet payment for the 2000 crop has increased $1.00 from $31.50 to $32.50 per average ton of sugarbeets.

    The report also stated that on April 2, 2001, the Company would announce to its shareholders that the gross beet payment for the 2001 crop is currently estimated to be approximately $30.00 per average ton of sugarbeets. The actual gross beet payment for the 2001 crop will necessarily differ from the current estimate to reflect actual crop statistics, Company operations, and selling prices for the Company's products during fiscal year 2002.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)
Date: April 5, 2001	/s/ BRIAN INGULSRUD Corporate Controller, Chief Accounting Officer Duly Authorized Officer

QuickLinks

AMERICAN CRYSTAL SUGAR COMPANY FORM 10-Q INDEX
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Unaudited) (Dollars in Thousands)
ASSETS
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Continued) (Unaudited) (Dollars in Thousands)
LIABILITIES AND MEMBERS' INVESTMENTS
AMERICAN CRYSTAL SUGAR COMPANY Statements of Operations (Unaudited) (Dollars in Thousands)
American Crystal Sugar Company Statements of Cash Flows (Unaudited) (In Thousands)
AMERICAN CRYSTAL SUGAR COMPANY NOTES TO THE FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
PART II. OTHER INFORMATION
SIGNATURES