Form 10-Q
period 2001-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2001-07-13
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended May 31, 2001

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

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 11, 2001
$10 Par Value	3,135

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY
Balance Sheets
(Unaudited)
(Dollars in Thousands)

ASSETS

	May 31		August 31,
	2001	2000	2000*
Current Assets:
Cash and Cash Equivalents	$26	$3,231	$70,124
Accounts Receivable:
Trade	67,681	50,760	49,489
Members	3,230	1,045	1,063
Other	889	2,938	3,230
Advances to Related Parties	5,944	4,314	9,219
Inventories	274,488	276,806	147,935
Prepaid Expenses	5,522	3,506	4,363

Total Current Assets	357,780	342,600	285,423

Property and Equipment:
Land	31,179	26,267	27,616
Buildings and Equipment	831,624	797,047	825,047
Construction-in-Progress	7,088	18,771	6,676
Less: Accumulated Depreciation	(511,285)	(474,938)	(477,868)

Net Property and Equipment	358,606	367,147	381,471

Other Assets:
Investments in CoBank	15,676	15,135	15,135
Investments in Marketing Cooperatives	3,352	3,219	3,219
Investments in ProGold Limited Liability Company	38,559	36,542	36,867
Investments in Crystech, LLC	1,489	1,494	1,630
Notes Receivable - Crystech, LLC	13,905	13,905	13,905
Other Assets	2,029	4,143	2,069

Total Other Assets	75,010	74,438	72,825

Total Assets	$791,396	$784,185	$739,719

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY
Balance Sheets
(Unaudited)
(Dollars in Thousands)

LIABILITIES AND MEMBERS' INVESTMENTS

	May 31		August 31, 2000*
	2001	2000
Current Liabilities:
Short-Term Debt	$134,264	$127,452	$103,376
Current Maturities of Long-Term Debt	18,930	18,925	18,925
Accounts Payable:
Trade	5,211	5,853	19,895
Other	1,865	3,556	6,396
Advances due to Related Parties	5,786	6,656	8,845
Accrued Continuing Costs (see note 3)	93,220	58,791	-
Other Current Liabilities	16,064	18,935	18,984
Amounts Due Members	52,806	51,635	53,666

Total Current Liabilities	328,146	291,803	230,087

Long-Term Debt, Excluding Current Maturities	200,306	231,210	230,905
Deferred Income Taxes	1,982	1,900	1,920
Other Liabilities	25,226	31,592	27,477

Total Liabilities	555,660	556,505	490,389

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	31	30	30
Additional Paid-in Capital	137,236	130,969	131,071
Unit Retains	97,241	97,054	116,216
Accumulated Other Comprehensive Income/(Loss)	(655)	(4,088)	(655)
Retained Earnings/(Deficit)	(36,392)	(34,560)	(35,607)

Total Members' Investments	235,736	227,680	249,330

Total Liabilities and Members' Investments	$791,396	$784,185	$739,719

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY
Statements of Operations
(Unaudited)
(Dollars in Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2001	2000	2001	2000

Net Revenue	$638,444	$564,774	$222,202	$178,967
Cost of Product Sold	64,979	31,131	51,495	51,745

Gross Proceeds	573,465	533,643	170,707	127,222

Selling, General & Administrative Expenses	128,549	118,928	45,956	36,625
Accrued Continuing Costs (see note 3)	93,220	58,791	28,465	(16,886)

Operating Proceeds	351,696	355,924	96,286	107,483

Other Income (Expense)
Interest Income	2,503	2,036	615	904
Interest Expense	(16,159)	(17,018)	(5,227)	(6,841)
Other Income (Expense), Net	1,406	627	739	85
Other Income (Expense)	(12,250)	(14,355)	(3,873)	(5,852)

Proceeds before Income Taxes	339,446	341,569	92,413	101,631
Income Taxes (Provision)	(67)	(78)	(28)	(26)
Net Proceeds Resulting from Member and Non-Member Business	$339,379	$341,491	$92,385	$101,605

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business Income/(Loss)	$(785)	$(832)	$(87)	$92
Unit Retains Declared to Members	-	-	-	-
Equity Retention Declared to Members	-	-	-	-
Net Credit/(Charge) to Members' Investments	(785)	(832)	(87)	92
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	312,833	342,323	92,624	101,513
Payment to/due Members for PIK Certificates, Net of Equity Retention Declared	27,331	-	(152)	-

Total	$339,379	$341,491	$92,385	$101,605

American Crystal Sugar Company
Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Nine Months Ended
	May 31
	2001	2000

Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$339,379	$341,491
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(312,833)	(342,323)
Payments to Members for PIK Certificates, Net of Equity Rentention Declared	(27,331)	-
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	37,960	33,536
(Income) Loss from Equity Method Investees	(1,735)	(819)
(Gain) Loss on the Disposition of Property and Equipment	747	565
Non-Cash Portion of Patronage Dividend from Banks for Cooperatives	(541)	292
Deferred Gain Recognition	(148)	(148)
Changes in Assets and Liabilities:
Receivables	(18,018)	21,149
Inventories	(231,598)	(164,848)
Prepaid Expenses	(1,158)	(1,225)
Advances to Related Parties	216	24,761
Accounts Payable	(19,215)	(16,849)
Accrued Continuing Costs	93,220	58,791
Other Liabilities	(1,573)	2,671
Amounts Due Members	(860)	15,937
Net Cash (Used In) Operations	(143,488)	(27,019)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(15,591)	(24,980)
Proceeds from the Sale of Property and Equipment	6	590
Investments in Crystech LLC	-	(47)
Notes Receivable - Crystech LLC	-	(2,022)
Changes in Other Assets	(18)	1,970
Net Cash (Used In) Investing Activities	(15,603)	(24,489)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt, Net	132,396	67,272
Proceeds from Long-Term Debt	8,415	17,000
Long-Term Debt Repayment	(39,009)	(18,915)
Proceeds from Sale of Stock	6,166	7,021
Payment of Unit Retains	(18,975)	(19,795)
Net Cash Provided by Financing Activities	88,993	52,583

Increase (Decrease) In Cash and Cash Equivalents	(70,098)	1,075
Cash and Cash Equivalents, Beginning of Year	70,124	2,156

Cash and Cash Equivalents, End of Period	$26	$3,231

Supplemental Schedule of Non-Cash Financing Activities:
   On September 30, 2000, the Company forfeited sugar in satisfaction of the Commodity Credit
   Corporation loans of $105.3 million including accrued interest of $3.8 million.

AMERICAN CRYSTAL SUGAR COMPANY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000

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

The operating results for the nine month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001.

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

Certain reclassifications have been made to the May 31, 2000 financial statements to conform with the May 31, 2001 presentation.

Note 2:  Inventories

             The major components of inventories are as follows (In Thousands):

	05/31/01	05/31/00	8/31/00
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$256,855	$258,062	$126,545
Unprocessed Sugarbeets	-	-	3,402
Maintenance Parts & Supplies	17,633	18,744	17,988

Total Inventories	$274,488	$276,806	$147,935

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

Note 4:  Members' Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
July 11, 2001	$76.77	600,000	498,570
May 31, 2001	$76.77	600,000	498,570
August 31, 2000	$76.77	600,000	498,570
May 31, 2000	$76.77	600,000	498,570

Common Stock:
July 11, 2001	$10.00	4,000	3,135
May 31, 2001	$10.00	4,000	3,135
August 31, 2000	$10.00	4,000	3,006
May 31, 2000	$10.00	4,000	2,955

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $16.1 million and $14.3 million for the nine months ended May 31, 2001 and 2000, respectively.

Note 6: Short-Term Debt

As of May 31, 2001, the company had outstanding commercial paper of $134.3 million at an average interest rate of 4.61% and maturity dates between June 1, 2001 and October 25, 2001.

As of May 31, 2000, the company had outstanding non-recourse loans with the CCC totaling $102.5 million, against which 4.5 million hundredweight of sugar was pledged as collateral. The loans had an average interest rate of 7.14% with a maturity date of September 30, 2000. The Company also had outstanding commercial paper, as of May 31, 2000, of $25.0 million at an average interest rate of 6.52% and maturity dates between June 13, 2000 and November 1, 2000.

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition For the Nine months and Three months Ended May 31, 2001 and 2000

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2000 Form 10-K.

Comparison of the Nine months Ended May 31, 2001 and 2000

Revenue for the nine months ended May 31, 2001, was $638.4 million, an increase of $73.7 million from 2000.  Revenue from total sugar sales increased 13.2 percent which reflects the proceeds from the forfeiture of sugar to the Commodity Credit Corporation (CCC) this year, an 8.9 percent increase in hundredweight sold, partially offset by an 8.3 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 11.1 percent due to a 2.0 percent increase in the volume of pulp sold and an 8.9 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 43.1 percent due to a 55.9 percent decrease in the volume of molasses sold partially offset by a 28.9 percent increase in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 60.3 percent due to a 24.3 percent increase in sales volume and a 28.9 percent increase in the average selling price per ton.  The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

Cost of product sold, for the nine months ended May 31, 2001, exclusive of payments for sugarbeets, increased $33.8 million as compared to the same period in 2000. Direct processing costs for sugar and pulp increased 11.7 percent due to processing 3.2 percent more sugarbeets, higher costs for natural gas and nine months this year versus four months last year of tolling charges from Crystech, LLC.  Fixed and committed expenses decreased .4 percent reflecting lower maintenance costs.  The cost associated with sugar purchased to meet customer needs was down $20.1 million due to no such activity during the first nine months of fiscal 2001.  Change in inventories impacted the cost of product sold unfavorably by $39.4 million in the first nine months of fiscal 2001 as compared to fiscal 2000 due primarily to the forfeiture of sugar to the CCC partially offset by increased sugar production.

Selling, General and Administrative expenses for the nine months ended May 31, 2001 increased $ 9.6 million from 2000.  Selling expenses increased $ 9.5 million due to increased sugar sales volume.  General and Administrative expenses increased $ .1 million compared with 2000.

The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest income increased $ .5 million in fiscal 2001 primarily due to a higher average balance of investments partially offset by slightly lower rates.

Interest expense decreased $ .8 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities were comparative, with both years resulting in a loss of $ .8 million for the nine months ended May 31. The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold, LLC.

Comparison of the Three months Ended May 31, 2001 and 2000

Revenue for the three months ended May 31, 2001, was $222.2 million, an increase of $43.2 million from 2000.  Revenue from total sugar sales increased 21.1 percent reflecting a 30.9 percent increase in hundredweight sold partially offset by a 7.5 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 73.3 percent due to a 48.9 percent increase in the volume of pulp sold and a 16.4 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 16.9 percent due to a 33.8 percent decrease in the volume of molasses sold partially offset by a 25.6 percent increase in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 77.1 percent due to a 22.7 percent increase in sales volume and a 44.4 percent increase in the average selling price per ton.  The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech, LLC molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

Cost of product sold, for the three months ended May 31, 2001, exclusive of payments for sugarbeets, decreased $ .3 million as compared to the same period in 2000. Direct processing costs for sugar and pulp decreased 5.8 percent primarily due to lower tolling charges for the quarter from Crystech, LLC and lower beet disposal costs partially offset by higher costs for natural gas.  Fixed and committed expenses increased 1.8 percent compared to the same period in 2000 due to increased depreciation and maintenance costs.  The cost associated with sugar purchased to meet customer needs was down $5.1 million due to no such activity during the current quarter.  Change in inventories impacted the cost of product sold unfavorably by $5.7 million.

Selling, General and Administrative expenses for the three months ended May 31, 2001 increased $9.3 million from the same period in 2000.  Selling expenses increased $8.9 million due to the increased volume of sugar sold. General and Administrative expenses increased $ .4 million compared with last year primarily due to general cost increases.

The increase in accrued continuing costs was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest income decreased $ .3 million in fiscal 2001 primarily due to a lower average balance of investments during this quarter.

Interest expense decreased $1.6 million primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities resulted in a loss of $ .1 million for the three months ended May 31, 2001 as compared to an income of $ .1 million for the same period last year. The loss in 2001 is comprised mainly of activities related to the investment in ProGold, LLC.

Current Market Trends

The domestic sugar market is currently experiencing an oversupply of refined sugar.  This oversupply is the result of several factors. First, the trade agreements between the United States and the World Trade Organization (WTO) require imports of sugar, regardless of the domestic supply situation, from approximately 40 foreign nations that produce and export sugar. Second, sugar is currently entering the United States from Canada, over and above the WTO minimum, in the form of “stuffed molasses.”  “Stuffed molasses” is molasses that contains an extremely high percentage of sugar.  Once the “stuffed molasses” reaches the United States, it is run through a desugarization process that separates the liquid sugar from the molasses. The liquid sugar is then sold in the domestic market. Third, Mexico, under the North American Free Trade Agreement (NAFTA), will be allowed to export 2.5 million hundredweight of sugar into the United States during 2001 on a tariff free basis.  Finally, the United States currently holds a significant inventory of sugar as a result of forfeitures by domestic sugar processors. Due to these factors, the supply of refined sugar currently exceeds the domestic demand for refined sugar in the United States.  This excess supply has resulted in a decline in domestic sugar prices.  Lower sugar prices adversely impact the profitability of selling refined sugar in the United States, resulting in a direct adverse impact on the Company and its members.

Liquidity and Capital Resources

Under the Company’s Bylaws and Grower Contracts, payments for member delivered sugarbeets, the Company’s principal raw material, are subordinated to all member business expenses.   Cash payments to members are spread over a period of approximately one-year following delivery of their sugarbeet crops to the Company.  All unpaid portions remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by CoBank, ACB. The Company has a long-term debt commitment with CoBank of $158.3 million against which the Company had borrowed $118.3 million. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998, a term loan with US Bank of $2.0 million, a term loan with Bank of North Dakota of $6.4 million, and $42.5 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds.  The Company also has a seasonal line of credit with CoBank, ACB of $180 million that includes a line of credit with Wells Fargo Bank for $3 million and any amounts obtained through issuance of instruments in its commercial paper program. The Company’s commercial paper program provides short-term borrowings of up to $150 million.

On March 31, 2001, the Company entered into new Term and Seasonal loan agreements with CoBank, ACB. The various loan agreements between CoBank, ACB and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios and impose restrictions on the Company.  As of May 31, 2001, the Company was in compliance with its loan agreements.

The change in the Company’s financial condition from August 31, 2000 to May 31, 2001 is primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes the completion of the sugarbeet harvest, the processing campaign, and the initial payments to members for delivered sugarbeets.  The cash used in operations of $143.5 million and investing activities of $15.6 million was funded through the cash provided by financing activities.  The net cash provided by financing activities was primarily comprised of the net proceeds from long-term and short-term debt of $140.8 million, and proceeds from the installment sale of stock of $6.2 million partially offset by the payment of the unit retains of $19.0 million and long-term debt repayment of $39.0 million.

Working capital has decreased $25.7 million from $55.3 million at the beginning of the year to $29.6 million as of May 31, 2001 primarily due to reductions of long-term debt and increases in payables partially offset by increased inventories.  Working capital as of May 31, 2001 was $29.6 million, a decrease of $21.2 million when compared to $50.8 million of working capital as of May 31, 2000.

Capital expenditures for the nine months ended May 31, 2001 were $15.6 million as compared to $25.0 million for the same period in 2000. The Company had outstanding commitments totaling $5.8 million as of May 31, 2001, for equipment and construction contracts related to various capital projects.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. The Company is currently involved in certain legal proceedings, which have arisen in the ordinary course of the Company’s business. The Company is also aware of certain other potential claims, which could result in the commencement of legal proceedings. The Company carries insurance, which provides protection against certain types of claims. With respect to current litigation and potential claims of which the Company is aware, the Company’s management believes that (i) the Company has insurance protection to cover all or a portion of any judgments which may be rendered against the Company with respect to certain claims or actions and (ii) any judgments which may be entered against the Company and which may exceed such insurance coverage or which may arise in actions involving potential liabilities not covered by insurance policies are not likely to have a material adverse effect upon the Company, or its assets or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.5	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.6	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.7	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.8	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.9	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.10	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.11	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.12	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

10.13	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.14	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.15	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.16	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

++10.17	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.18	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.19	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.20	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.21	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.22	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.23	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.24	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.25	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.26	Long Term Incentive Plan, dated September 1, 1995	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.27	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.28	Growers’ Contract (5-year Agreement) for the crop years 1998 through 2002.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2001

10.29	Growers’ Contract (Annual Contract) for crop year 2001.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2001

10.30	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2001	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 1999

23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

+           Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

++         Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during this quarter.

(i)	Current Report on Form 8-K, dated March 30, 2001, under item 9 reporting projected gross beet payment increase.

(ii)	Current Report on Form 8-K, dated May 24, 2001, under item 9 reporting projected gross beet payment increase.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date: July 11, 2001	/s/ Brian Ingulsrud
Brian Ingulsrud Corporate Controller, Chief Accounting Officer Duly Authorized Officer