Form 10-K405
period 2001-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2001-11-21
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒             Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

August 31, 2001

or

☐             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File

Nos. 33-83868; 333-11693 and 333-32251

AMERICAN CRYSTAL SUGAR COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	84-0004720
(State of incorporation)	(I.R.S. Employer Identification Number)
101 North Third Street Moorhead, MN 56560	(218) 236-4400
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of November 16, 2001, 3,133 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

This report contains forward-looking statements and information based upon assumptions by the American Crystal Sugar Company’s management, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of forward-looking terminology such as “expects”, “believes”, “will” or similar verbs or expressions.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Company and its business which are described in this report in the “Important Factors” section below.  Readers are urged to consider these factors when evaluating any forward-looking statement.  The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

Item 1.             BUSINESS

GENERAL

The Company is a Minnesota agricultural cooperative corporation owned by approximately 3,100 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  The Company currently processes sugarbeets from a base level of approximately 500,000 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as molasses, sugarbeet pulp and concentrated separated by-product (“CSB”), a by-product of the molasses desugarization process.

The Company’s sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative and United States Sugar Corporation.  The Company’s agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company.  Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.

The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota that is currently being leased to Cargill, Incorporated. The Company and Newcourt Capital USA own Crystech, LLC that operates the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

The Company’s corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400.  Its fiscal year ends August 31.

Products and Production

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  The Company also sells agri-products and sugarbeet seed.  The Company’s total annual sugar and agri-product production is influenced by the amount and quality of sugarbeets grown by its members, the processing capacity of the Company’s plants and by its ability to store harvested sugarbeets.

The Company processes sugarbeets grown by its members in five factories located in the Red River Valley area of Minnesota and North Dakota.  The growing area is divided into five factory districts, each containing one sugarbeet processing plant.  The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, each of the Company’s factories is operated twenty-four hours per day, seven days per week.  The campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.

Once the sugarbeets are harvested, members transport their crop by truck to receiving stations designated by the Company.  The sugarbeets are then stored in factory yards and at outlying piling stations until processed.  Most of the sugarbeets are stored outside in piles.  Frozen sugarbeets may be stored outside for extended periods, but sugarbeets stored in unprotected piles at temperatures above freezing must be processed within a shorter period of time than those sugarbeets stored consistently below freezing.  In most years, the cold weather in North Dakota and Minnesota offers an advantage to the Company as it permits the outdoor storage of sugarbeets in below-freezing weather conditions.

In milder climates or years, unprotected piles of sugarbeets experience cycles of freezing and thawing and are subject to some deterioration.  When subject to such freeze and thaw cycles, sugarbeets on the exterior of piles freeze naturally.  Sugarbeets near the center of the piles, however, may not freeze and thus may be subject to spoilage.  In order to avoid spoilage the Company utilizes a process called “split pile storage” in which sugarbeets from the center of the piles are removed for processing first.  Split pile storage permits more of the stored sugarbeets to freeze naturally.  The Company also utilizes a ventilation technique to further reduce spoilage.  In this process, fans circulate air through ventilation channels constructed within sugarbeet piles in order to pre-cool and then deep freeze the sugarbeets.  Approximately 24 percent of an average crop may be stored in ventilated storage sites.  Enclosed cold storage facilities are also used to extend the sugarbeet storage period at each of the Company’s factory locations.  Enclosed cold storage sites presently have the capacity to cover approximately 8 percent of an average crop.

The basic process for producing sugar from sugarbeets involves: washing the sugarbeets; slicing the sugarbeets into thin strips called “cossettes”; extracting the sugar from the cossettes in a diffuser; purifying the resulting “raw juice” and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals from the molasses in a centrifuge; drying the sugar; storing sugar in bulk form and grading and screening the crystals for packaging and bulk shipping.

Molasses that remains after the sugar crystals are initially separated can be further processed to remove more sugar. Prior to fiscal 2000, the Company processed approximately one-half of its molasses through its East Grand Forks molasses desugarization facility to extract additional sugar.  In February, 2000, the Hillsboro, North Dakota desugarization facility became operational and, as a result, the Company processes substantially all of its molasses to extract additional sugar.

The Company’s sugar is pooled and then marketed through the services of a marketing agent under contract with the Company.  The sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative and United States Sugar Corporation.

The sugar production process results in a variety of agri-products.  After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feed.  The remaining molasses and CSB from the molasses desugarization process are marketed primarily to yeast manufacturers and for use in animal feed.  The Company’s agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company.  Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.

The Company develops and markets sugarbeet seeds with Betaseed, Inc., a Minnesota corporation that is a wholly owned subsidiary of KWS Kleinwanzlebener Saatzucht, AG, a German seed company that is one of the three largest seed companies in the world.  Through the Betaseed arrangement, the Company has the right to market its branded seed to its own members.  Betaseed has the right to market Betaseed branded seed to the Company’s members and also to market both the Company’s branded seed and its Betaseed branded seed in all other markets.

The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota that is currently being leased to Cargill, Incorporated.  The Company and Newcourt Capital USA own Crystech, LLC that operates the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

Recent Crops

The sugarbeet crop grown during 2001 that will be processed during fiscal 2002, produced a total of approximately 17.8 tons of sugarbeets per acre from approximately 452,000 acres. The number of acres harvested was reduced by approximately 29,000 as a result of member participation in the United States Department of Agriculture (“USDA”) Payment-In-Kind (“PIK”) program. This production was less than the ten-year average of 19.1 tons per acre for the crops grown in the years 1991 through 2000.  The sugar content of the 2001 crop was 18.0 percent, in comparison to a ten-year average for the applicable period of 17.35 percent.  The Company has begun processing the sugarbeets produced from the 2001 crop and expects to produce a total of approximately 24.3 million hundredweight of sugar from the crop.

The sugarbeet crop grown during 2000 and processed during fiscal 2001, produced a total of approximately 21.8 tons of sugarbeets per acre from approximately 442,000 acres.  The number of acres harvested was reduced by approximately 33,000 as a result of member participation in the PIK program. That production exceeded the ten-year average of 18.3 tons per acre for the crops grown in the years 1990 through 1999.  The sugar content of the 2000 crop was 17.81 percent, in comparison to a ten-year average for the applicable period of 17.43 percent. The Company produced a total of approximately 29.0 million hundredweight of sugar from the 2000 sugarbeet crop.

The sugarbeet crop grown during 1999 and processed during fiscal 2000, produced a total of approximately 19.9 tons of sugarbeets per acre from approximately 486,000 acres.  That production exceeded the ten-year average of 17.8 tons per acre for the crops grown in the years 1989 through 1998.  The sugar content of the 1999 crop was 17.37 percent, in comparison to a ten-year average for the applicable period of 17.36 percent. The Company produced a total of approximately 26.6 million hundredweight of sugar from the 1999 sugarbeet crop.

For a discussion of the 2000, 1999 and 1998 crops and results of operations for fiscal years 2001, 2000 and 1999, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at 195.1 million hundredweight for the year beginning October 1, 2001 and ending September 30, 2002. For the same period starting October 2000, total consumption was 193.4 million hundredweight.  Comparing the two years shows demand growth of approximately 1 percent.

The United States refined sugar market has grown over the past twenty years, despite the demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products.  Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar.  While corn and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the United States market for sugar will continue to grow between 1 and 2 percent per year mainly due to population growth.

The United States sugar industry has been subject to industry consolidation. Today there are less than 10 sugar sellers,with over 70 percent of United States sugar market share concentrated in the top three sellers, all of which are fully integrated sugarbeet and cane suppliers.  The Company’s sugar production and sales represented approximately 15 percent of the total domestic market for refined sugar in 2000/2001.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 27 percent of the United States sugar market.

The Company’s main competitors in the domestic market are Imperial Sugar Company (“Imperial”), Tate & Lyle North America (“Tate & Lyle”), Amalgamated Sugar Company, California & Hawaiian Sugar Company and Florida Crystals Incorporated.   Because sugar is a fungible commodity, competition in the United States industry is primarily based upon price, customer service and reliability as a supplier.

Imperial,the largest marketer of sugar in the United States, recently reorganized under Chapter 11 of the United States Bankruptcy Code.  The results of the reorganization for Imperial and on the domestic sugar market remain to be determined.  Tate & Lyle has announced its intention to exit the United States sugar market. To that end, Tate & Lyle sold its Domino Sugar division during fiscal 2001. Tate & Lyle is also attempting to divest itself of Western Sugar Company (“Western”), its beet sugar processing subsidiary.  Tate & Lyle has entered into a purchase agreement with the Rocky Mountain Sugar Growers Cooperative (“Rocky Mountain”), a newly formed grower cooperative, by which Western may be sold to Rocky Mountain.  The closing of the transaction has not occurred as of the date hereof.

Grower Contracts

The Company purchases all of its sugarbeets from members under contract with the Company.  All members have five-year contracts with the Company covering the growing seasons of 1998 through 2002.  Each member is obligated to enter into a new five-year contract for subsequent years.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage, that may be planted for each share of Preferred Stock held by the members.  However, it is the current intention of the Board of Directors and management that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio of 1 to 1 for the foreseeable future, subject to tolerances for overplanting and underplanting established by the Board each year and potential changes in government programs.

The gross beet payment is the value of recovered sugar from the sugarbeets a member delivers plus the member’s share of agri-product revenues, minus the member’s share of member business operating costs.  The following allowances, costs and deductions, if applicable, are used to adjust the gross beet payment to arrive at the net beet payment: hauling program allowance and costs, pre-pile quality premium and costs, minimum payment program allowance and costs, tare incentive premium/penalty program and unit retains.  Members are paid a hauling allowance based on the distance they must transport sugarbeets for delivery to the Company and may also receive minimum beet payments and an allowance for early delivery of sugarbeets prior to the commencement of the stockpiling of harvested sugarbeets.  The costs of these programs are shared among members on the basis of the net tonnage of sugarbeets delivered by each member.

Under current grower contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company’s estimate of the grower’s net beet payment; (ii) on or about March 31, the Company pays an amount which combined with the November payment equals 89.6 percent of the estimated net beet payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company’s annual financial statements, the Company pays the remainder of the member’s net beet payment.  Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members’ sugar and agri-products in excess of related member business operating costs, as described above.

The following tables summarize the gross beet payment and net beet payment and certain crop statistics for each of the last 10 completed fiscal years, respectively:

	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992

	Distribution of Net Proceeds Totals (In Thousands)

Net Proceeds	$389,039	$358,373	$369,681	$313,007	$373,649	$316,244	$326,693	$266,102	$309,255	$274,910
PIK Payment	(28,067)	0	0	0	0	0	0	0	0	0
Non-Member Loss	1,884	1,879	494	9,679	18,074	396	15	544	77	1,075
Gross Beet Payment	$362,856	$360,252	$370,175	$322,686	391,723	$316,640	$326,708	$266,646	$309,332	$275,985
Unit Retains	(19,239)	(19,299)	(21,332)	(8,545)	(16,611)	(16,040)	(16,648)	(19,328)	(20,223)	(10,364)
Member Tax ADJ, Net	0	0	0	0	0	0	5,621	12,585	447	676
Net Beet Payment	$343,617	$340,953	$348,843	$314,141	$375,112	$300,600	$315,681	$259,903	$289,556	$266,297

	Distribution of Net Proceeds Per Ton Harvested (1)

Net Proceeds	$40.42	$37.11	$34.62	$36.60	$44.95	$39.39	$39.21	$41.25	$45.83	$39.75
PIK Payment	(2.92)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Non-Member Loss	.20	.20	.05	1.13	2.17	0.05	0.00	0.09	0.01	0.16
Gross Beet Payment	$37.70	$37.31	$34.67	$37.73	$47.12	$39.44	$39.21	$41.34	$45.84	$39.91
Unit Retains	(2.00)	(2.00)	(2.00)	(1.00)	(2.00)	(2.00)	(2.00)	(3.00)	(3.00)	(1.50)
Member Tax ADJ, Net	0.00	0.00	0.00	0.00	0.00	0.00	0.68	1.95	0.07	0.10
Net Beet Payment	$35.70	$35.31	$32.67	$36.73	$45.12	$37.44	$37.89	$40.29	$42.91	$38.51

	Crop Statistics (1)

Tons Harvested (In Thousands):	9,626	9,657	10,679	8,553	8,313	8,029	8,332	6,450	6,748	6,915
Tons Purchased Per Acre Harvested:	21.8	19.9	22.2	18.5	18.1	18.7	20.2	16.3	16.9	17.4
Sugar Content of Beets:	17.8%	17.4%	17.7%	17.6%	17.3%	16.4%	16.8%	17.6%	18.0%	17.0%

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

Sales and Marketing

United Sugars Corporation, a common marketing agency operating on a cooperative basis, markets the Company’s sugar. The Company is a party to a “Uniform Member Marketing Agreement” with United Sugars Corporation. The other members of United Sugars Corporation, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation, are parties to similar agreements.  Under these agreements, all of the members market all of their refined sugar on a pooled basis through United Sugars Corporation.  The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar.  The net proceeds of such sales represent the gross proceeds from the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company’s pro rata share of the marketing and sales expenses incurred by United Sugars Corporation.  Any net proceeds from the operation of United Sugars Corporation are distributed to the four members proportionally based on sugar production.

The Uniform Member Marketing Agreements automatically renew on an annual basis unless notice of termination is given by a party. In order to terminate its agreement, a party must provide notice of termination by May 1 of the then current year for the termination to be effective on the August 31 of the subsequent year.  In the event one of the parties terminates its Uniform Member Marketing Agreement, the amount of sugar that is marketed by United Sugars Corporation would decrease. United Sugars Corporation would also be required to return the exiting member’s capital over a period of five years. No notifications of termination have been received as of the date hereof.

United Sugars Corporation sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2001, 89.2 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the “Crystal Sugar” and “Pillsbury” brand names and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark and sub-licenses the use of the “Pillsbury” trademark to United Sugars Corporation.

United Sugars Corporation markets sugar to customers over a large geographical area.  United Sugars Corporation’s customers are located primarily in Illinois, Indiana, Iowa, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Tennessee, and Wisconsin.  During fiscal year 2001, United Sugars Corporation’s 10 largest customers accounted for approximately 52.9 percent (by weight) of the sugar sold.

The prices at which United Sugars Corporation sells the Company’s sugar fluctuate periodically based on changes in domestic sugar supply and demand. Sugar prices are very sensitive to the balance between supply and demand in the United States market. The largest proportion of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter.  Retail (grocery) products are sold on a spot price basis.

The Company markets its agri-products through Midwest Agri-Commodities Company, a common marketing agency operating on a cooperative basis, whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  For the year ended August 31, 2001, the majority of the Company’s pulp production was exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive foodstuffs.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 6.9 percent of the Company’s total revenues during fiscal 2001, of which export sales accounted for 3.7 percent of such revenues.  In the past, agri-products export sales accounted for 4.1 percent of the Company’s total revenues in 2000 and 3.1 percent in 1999. These percentages are primarily a function of the average market prices for sugar, pulp and molasses and are not necessarily indicative of future relationships between agri-product revenues (both export and domestic) and sugar revenues, because prices of these commodities fluctuate independently of each other.

Government Programs and Regulations

FAIR Act

Domestic sugar prices are directly affected by a program administered by the USDA.  Under the current program, which was initiated in 1981 and extended with modifications under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture Improvement and Reform Act of 1996 (the “FAIR Act”), the USDA attempts to maintain the price of sugar at a certain level by influencing the supply of sugar in the domestic market.  This price level is dictated by the price at which producers can forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”).  Sugar processors can borrow funds on a non-recourse basis from the CCC that are secured by sugar.  When the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans in lieu of repayment.

The USDA has historically maintained sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through regulating the quantity of sugar imports.  Under the Tariff Rate Quota (“TRQ”) implemented October 1, 1990, sugar producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties.  Unlimited additional quantities may be exported to the United States upon payment of a tariff of 15.36 cents per pound prior to shipment.  To date, only immaterial quantities of sugar have been imported under this higher tariff level.

The FAIR Act establishes an 18 cent per pound loan rate for raw sugar and establishes a 22.90 cent per pound loan rate for refined sugarbeet sugar.  Both loan rates are effective for crop years 1996 through 2002. The FAIR Act requires a one cent per pound penalty be paid by processors if the processor forfeits on sugar price support loans.

During fiscal 2000, market conditions caused prices for raw and refined sugar to drop below the non-recourse loan rates established under the FAIR Act.  As a result, several processors forfeited sugar under the terms of loans obtained from the CCC.  The Company forfeited approximately 4.5 million hundredweight (225,000 tons) of sugar under CCC loans on September 30, 2000 (the maturity date of the loans).  Approximately 800,000 tons of the forfeited sugar continues to be owned by the United States government.

During fiscal 2001, market conditions improved slightly keeping the prices for raw and refined sugar above the non-recourse loan rates preventing any additional forfeitures.

From fiscal years 1990 to 1996, sugar processors (including the Company) were required to remit to the CCC a non-refundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound.  The Federal Agriculture Improvement and Reform Act of 1996 increased the assessment for fiscal years 1997 through 2003 to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound. Congress suspended the obligation of sugar processors to pay the assessment for fiscal years 2000 and 2001.  Thus, from October 1, 1999 to September 30, 2001, sugar processors, including the Company, will not be required to pay a marketing assessment to the CCC.

The FAIR Act will expire on September 30, 2003.  Upon expiration of the FAIR Act, all of the programs discussed above will potentially expire or be eliminated.  The Federal government is expected to enact a new Farm Bill in 2002to replace the FAIR Act.  The nature and scope of future legislation affecting the sugar market cannot be predicted and there can be no assurance that price supports will continue in their present form.  If the price support program, including the Tariff Rate Quota system described above, was eliminated in its entirety, or if the protection the United States’ price support program provides from foreign competitors was materially reduced, the Company could be materially and adversely affected.  In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the Company’s continued viability and the desirability of growing sugarbeets for delivery to the Company.

2000 and 2001 PIK Programs

The USDA implemented a Payment-In-Kind (“PIK”) program that was available to sugar producers throughout the United States during fiscal year 2000.  The PIK program was intended to alleviate the oversupply of sugar in the United States by giving a producer refined sugar in exchange for the producer’s agreement to destroy sugarbeets that would produce a comparable amount of sugar.  Under the PIK program, the Company’s members were paid to destroy a portion of their 2000 sugarbeet crop.  Payments to the Company’s members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar.  The Company entered into PIK Certificate Purchase Agreements with its members to purchase the PIK certificates they received from the USDA and to reduce the members’ delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program. The purchase price for the PIK certificates reflected an allocation of the Company’s fixed costs to account for the reduction of sugarbeets available for processing.

The PIK Certificate Purchase Agreement authorized the Company to require additional direct capital investments by members participating in the PIK program. The amount of the equity contribution is calculated per cwt. of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year’s sugarbeet crop. The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the equity retains attributable to a deceased or totally and permanently disabled former shareholder.

The Company encouraged and facilitated participation in the PIK program by its members.  As a result of the PIK program, the number of acres of the 2000 sugarbeet crops harvested by the Company’s members was reduced by approximately 33,000. The PIK certificates received were exchanged for approximately 1.6 million hundredweight of sugar.

As of August 31, 2001, the USDA had not established a PIK program for the 2001 crop. In September 2001, the USDA announced a PIK program for the 2001 crop year. Under the PIK program, the 2001 sugarbeet crop harvested by the Company’s members was reduced by approximately 29,000 acres. The Company anticipates receiving approximately 1.2 million hundredweight of sugar in exchange for the PIK certificates to be received by participating members.

North American Free Trade Agreement

Under the terms of the original North American Free Trade Agreement (“NAFTA”) text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row.  Concerned that Mexico’s productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be modified to delay Mexico’s access to the U.S. market.  To embody these modifications, a side letter agreement on sugar was negotiated by the United States and Mexico prior to passage of NAFTA.  The side letter agreement gives Mexico incrementally larger but capped volumes of duty-free access to the U.S. market, and an ability to export additional quantities of sugar to the United States if Mexico pays a gradually descending second tier tariff.  The side letter agreement establishes a common market between the United States and Mexico in sugar by 2008.

The government of Mexico has indicated that it does not agree that the side letter agreement to NAFTA is binding, and has filed a NAFTA Article XX challenge to the United States’ implementation of the side letter agreement.  At this time, it is not known when, or if, a ruling will be received on the Article XX challenge.  If the side letter agreement to the NAFTA is ruled to be invalid, the Company could be materially and adversely affected.

The Company is concerned that low world sugar prices and a trade conflict between the United States and Mexico over sweetners could permit de facto acceleration of the second tier tariffs under the side letter agreement.  Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 12 cents in 2000 but decline by approximately 1.5 cents per year until reaching zero in 2008.  Low world raw sugar prices and a declining second tier tariff could make it economically viable for Mexican sugar to enter the United States earlier than 2008.  In contrast to Mexico’s duty free access to the United States sugar market (which was 116,611 short tons raw value for fiscal year 2001) the NAFTA contains no restrictions on second tier imports.

Under the current terms of the NAFTA and the side letter agreement, the Company is concerned that imports from Mexico could oversupply the U.S. market, forcing sugar prices significantly lower.  The Company, along with the domestic sugar industry, is seeking negotiated changes to the NAFTA and may also pursue legal remedies to address the matter.  If the sugar industry is unsuccessful in these or any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

Joint Venture: ProGold Limited Liability Company

The Company is one of three members of ProGold Limited Liability Company (“ProGold”).  ProGold was formed to serve as a joint venture between the Company, Minn-Dak Farmers Cooperative and Golden Growers Cooperative.  The joint venture owns a corn wet-milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products.  The Company has a 46 percent membership interest in ProGold, while Golden Growers has a 49 percent interest and Minn-Dak Farmers Cooperative has a 5 percent interest in ProGold.

ProGold and Cargill, Incorporated entered into an operating lease under which Cargill leases ProGold’s corn wet-milling plant.  The lease commenced on November 1, 1997, and the initial term will terminate on December 31, 2007.

Joint Venture: Crystech, LLC

The Company and Newcourt Capital USA, Inc. (“Newcourt”) formed Crystech, LLC (“Crystech”), a Delaware limited liability company, on May 28, 1998.  Crystech was formed to construct and operate a molasses desugarization facility in Hillsboro, North Dakota.  The Company and Newcourt each own a 50 percent membership interest in Crystech. The financing of the facility includes approximately $86 million of secured debt placed by Newcourt with a consortium of lenders, and approximately $14 million in subordinated debt from the Company.

The Company has a 12-year Tolling Services Agreement with Crystech whereby the Company pays the full cost of processing sugarbeet molasses delivered to the facility, with title and risk of loss to the product remaining with the Company throughout the process.  The Tolling Services Agreement may be terminated by the Company if the specific operational processing performance required of Crystech in the contract is not maintained.  The Company has also entered into an Operations and Maintenance Agreement with Crystech by which the Company is responsible for operating and maintaining the facility throughout the term of the Tolling Services Agreement. The facility has a capacity to process approximately 200,000 tons of softened molasses annually for conversion to sugar and other agri-products. During fiscal 2001, approximately 207,000 tons of softened molasses were processed.

Employees

As of August 31, 2001, the Company had 1,250 full-time employees, of which 1,049 were hourly and 201 were salaried.  The Company had 33 part-time employees.  In addition, the Company employs approximately 659 hourly seasonal workers, approximately 355 during the sugarbeet harvest and approximately 304 during the remainder of the sugarbeet processing campaign.  The Company also contracts with a third party agency for approximately another 1,200 additional workers during the sugarbeet harvest.  During fiscal 2001, the Company reduced its workforce by 24 people through early retirements and selected terminations of non-unionized employees.

Substantially all of the hourly employees at the factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by a collective bargaining agreement expiring July 31, 2004.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.  The Company considers its employee relations to be excellent.

Substantially all employees who meet eligibility requirements of age and length of service are covered by one of the Company’s two defined benefit retirement plans.  Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans.  The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death.  The Company’s policy is to fund pension costs accrued. The plans were fully funded for vested benefits as of February 29, 2001, the end of the most recent plan year.  Union and nonunion employees are also eligible to participate in 401(k) savings plans.

Environmental Matters

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an on-going program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business.  Any such changes could have adverse financial consequences for the Company.

Important Factors

The financial results of the Company’s operations may be directly and materially affected by many factors, including prevailing prices of sugar and agri-products, the Company’s ability to market its sugar competitively, the weather, government programs and regulations, and costs and expenses.  Beyond the factors that may impact the Company’s business generally, the Company is involved in several ventures as discussed above that may also materially affect the financial results of the Company’s operations.

Market Supply

The domestic sugar market is reactive to any oversupply of refined sugar. Excess supply may result in a decline in domestic sugar prices.  Lower sugar prices adversely affect profitability of selling refined sugar in the United States, resulting in a direct negative impact on the Company.

Government Programs and Regulations; Legislation

The nature and scope of future legislation and regulation affecting the sugar market cannot be predicted and there can be no assurance that price supports and market protections will continue in their present forms.  If the price support programs were eliminated in their entirety, or if certain protections the federal government provides from foreign competitors were materially reduced, the Company could be materially and adversely affected.  In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the desirability of growing sugarbeets for delivery to the Company, the Company’s financial results, and the Company’s continued viability.

Unregulated Foreign Competition

Under the current terms of the NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market.  These imports could oversupply the U.S. market and negatively affect the price of sugar.  Fluctuation in the price of sugar can impact the performance of the Company  The Company, along with the domestic sugar industry, is seeking improvements to NAFTA and is also pursuing legal remedies to address the matter.  If the sugar industry is unsuccessful in these and any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

Expiration of the FAIR Act

The U.S. sugar industry is currently supported by the FAIR Act, which will expire on September 30, 2003.  Whether or not the federal government will provide replacement legislation that will provide equivalent support for sugar is not ascertainable at this time.  If the price support programs under the FAIR Act are not continued or replaced with similar price support programs, the Company could be materially and adversely affected.

Competition

Sugar is a fungible commodity with competition for sales volume based primarily upon customer service, price and reliability, though differences in proximity to various geographic markets within the United States result in differences in freight and shipping costs which in turn generally affect pricing and competitiveness.  The overall sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame.  Differences in functional properties and prices have tended to define the use of these various sweeteners.  Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks.  The Company is not able to predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on the Company and its members.  The Company’s management believes that it possesses the ability to compete successfully with other producers of sugar in the United States.  In spite of this competitive advantage, substitute products and sugar imports could have a material and adverse effect on the Company’s operations in the future.

Weather and Other Factors

The sugarbeet, as with most other crops, is affected by weather conditions during the growing season.  Additionally, weather conditions during the processing season affect the Company’s ability to store sugarbeets held for processing.  Growing and storage conditions different from the Company’s expectations may change the quantity and quality of sugarbeets available for processing and therefore may affect the quantity of sugar produced by the Company.  A significant reduction in the quantity or quality of sugarbeets harvested resulting from adverse weather conditions, disease or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to the Company and its members.

Item 2.             PROPERTY AND PROCESSING FACILITIES

The Company operates five sugarbeet processing factories in the Red River Valley. The Company owns all of its factories and the land on which they are located. The factories range in size from 150,000 to 400,000 square feet.

The location and processing capacity of the Company’s factories are:

Location	Approximate Daily Slicing Capacity (Tons of Sugarbeets)
Crookston, MN	5,700
East Grand Forks, MN	9,200
Moorhead, MN	5,700
Drayton, ND	6,500
Hillsboro, ND	8,100

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated and cold storage sites. Each of the Company’s facilities is currently operating at or near its capacity. The Company owns a molasses desugarization (“MDS”) plant at its East Grand Forks facility and participates in a joint venture that owns and operates a MDS plant at the Hillsboro. The MDS plants process molasses to extract additional sugar.  The Company’s sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories.

The Company’s corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota. The Company also has a 100,000 square foot Technical Services Center situated on approximately 200 acres in Moorhead, Minnesota. The Company owns both facilities, and owns numerous sites as sugarbeet receiving and storage stations. All of the Company’s property, plant and equipment (excluding current assets) is mortgaged or pledged as collateral for its indebtedness to various financial institutions.

Item 3.             LEGAL PROCEEDINGS

From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. The Company is currently involved in certain legal proceedings which have arisen in the ordinary course of the Company’s business. The Company is also aware of certain other potential claims which could result in the commencement of legal proceedings. The Company carries insurance which provides protection against certain types of claims. With respect to current litigation and potential claims of which the Company is aware, the Company’s management believes that (i) the Company has insurance protection to cover all or a portion of any judgments which may be rendered against the Company with respect to certain claims or actions and (ii) any judgments which may be entered against the Company and which may exceed such insurance coverage or which may arise in actions involving potential liabilities not covered by insurance policies are not likely to have a material adverse effect upon the Company, or its assets or operations.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2001.

PART II

Item 5.             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2001, the Company had 3,134 shares of the Common Stock and 498,570 shares of the Preferred Stock outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

Because the number of acres of sugarbeets a member may grow for sale to the Company is directly related to the number of shares of Preferred Stock owned, a limited, private market for Preferred Stock exists. However, it is not anticipated that a general public market for the Company’s shares of Common Stock or Preferred Stock will develop due to the limitations on transfer and the various membership requirements which must be satisfied in order to acquire such shares.

A member desiring to sell his or her Common Stock or Preferred Stock must first offer them to the Company for purchase at par value. If the Company declines to purchase such shares, either class may be sold to a new member (i.e., another farm operator not already a member) and Preferred Stock may be sold to one or more existing members or farm operators approved for membership, in each case subject to approval by the Board of Directors. To date, the Company’s Board of Directors has not exercised the Company’s right of first refusal to purchase shares offered for sale by its members. In the absence of the exercise of such right of first refusal, the Company is aware of sales of Preferred Stock at prices in excess of the par value of those shares. However, as the Company does not require parties seeking approval for transfers to provide information regarding the transfer price, the Company does not possess verifiable information regarding the transfer price involved in recent transfers of the Company’s Preferred Stock.

Item 6.             SELECTED FINANCIAL DATA

The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2001	2000	1999	1998	1997

Net Revenues	$866,362	$731,432	$843,968	$676,625	$677,004
Net Proceeds (1)	$389,039	$358,373	$369,681	$313,007	$373,649
Total Assets	$641,445	$739,719	$667,824	$648,118	$581,504
Long-Term Debt, Net of Current Maturities	$201,416	$230,905	$233,135	$194,695	$186,800
Members’ Investments	$255,660	$249,330	$241,286	$224,843	$175,928
Property and Equipment Additions, net of retirements	$21,851	$42,088	$58,693	$98,992	$69,542
Working Capital	$48,572	$55,336	$56,733	$30,357	$45,652
Ratio of Long-Term Debt to Equity (2)	.79:1	.93:1	.97:1	.87:1	1.06:1

	Fiscal Year Ended August 31, (In Thousands, except for tons purchased per acre and Net Beet Payment per ton)
Production Data (3)	2001	2000	1999	1998	1997

Acres harvested	442	486	481	462	459
Tons purchased	9,626	9,657	10,679	8,553	8,313
Tons purchased per acre harvested	21.8	19.9	22.2	18.5	18.1
Gross beet payment per ton of sugarbeets purchased	$37.70	$37.31	$34.67	$37.73	$47.12
Sugar hundredweight
Produced	29,035	26,646	25,453	21,528	22,465
PIK Sugar Receipts	1,561
Sold, including purchased sugar	32,445	24,756	27,552	21,735	20,579
Purchased sugar sold	3	230	798	901	869
Pulp, Molasses and CSB tons
Produced	749	784	921	771	775
Sold	701	803	1,042	728	696

(1)           Net Proceeds are the Company’s gross revenues, less the costs and expenses of producing and marketing sugar, agri-products and sugarbeet seed, but before payments to members for sugarbeets. Payments to be made to members for the delivery of sugarbeets are liabilities of the Company. (For a more complete description of the calculation of Net Proceeds, see “Item 1.  Business – Growers’ Contracts.”)

(2)           Calculated by dividing the Company’s long term debt, exclusive of the current maturities of such debt, by members’ investments.

(3)           Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2001 relates to the crop of 2000).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this report.

Liquidity and Capital Resources

Under the Company’s Bylaws and Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, the beet payment made to members is paid in three payments over the course of a year, and the payments are made net of the anticipated unit retain for the crop.  These procedures have the effect of providing the Company with an additional source of short-term financing.  This member financing arrangement may result in an additional source of liquidity and reduced need for outside financing in comparison to a similar business operated on a non-cooperative basis.

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of$158.3 million, of which $118.3 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $43.8 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; a term loan with Bank of North Dakota of $6.4 million; and $2 million from US Bank.  The Company also has a seasonal line of credit with a consortium of lenders lead by CoBank, ACB of $180 million and a line of credit with Wells Fargo Bank for $3 million. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $14.0 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

Results of Operations

U.S. sugar consumption has continued to expand over the past decade. Growth rates averaged approximately 1.6 percent annually during the 1990’s. Sugar consumption growth rates are a function of population growth, which has increased slightly over the past five years, and food market trends. The Company believes that sugar consumption should continue to grow between 1 and 2 percent per year as a result of population growth.

The Company’s operational results and the resulting beet payment to members are substantially dependent on market factors, including domestic prices for refined sugar. These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States farm and trade policy, that the Company is unable to predict.

In addition, highly variable weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing.

Comparison of the Years Ended August 31, 2001 and 2000

Revenue for the year ended August 31, 2001, was $866.4 million, an increase of $134.9 million from 2000.  Revenue from total sugar sales increased 19.2 percent which reflects the proceeds from the forfeiture of sugar to the CCC this year, a 31.1 percent increase in hundredweight sold, partially offset by a 17.0 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 8.8 percent due to a 14.8 percent increase in the average selling price per ton partially offset by a 5.2 percent decrease in the volume of pulp sold.  Revenue from molasses sales decreased 37.4 percent due to a 52.6 percent decrease in the volume of molasses sold partially offset by a 32.1 percent increase in the average selling price per ton.  Revenue from the sales CSB increased 58.5 percent due to a 13.6 percent increase in sales volume and a 39.4 percent increase in the average selling price per ton.  The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the Crystech molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

Cost of product sold, exclusive of payments for sugarbeets and PIK certificates increased $89.6 million. Direct processing costs for sugar and pulp increased 12.3 percent due to processing 3.2 percent more sugarbeets, higher costs for natural gas and twelve months versus seven months of tolling charges from Crystech.  Fixed and committed expenses increased 2.9 percent reflecting higher depreciation and insurance costs.  The cost associated with sugar purchased to meet customer needs was down $6.2 million due to minimal activity during fiscal 2001.  Change in inventories impacted the cost of product sold unfavorably by $78.2 million.

Selling expenses increased $17.3 million primarily due to increased sugar sales volume. General and administrative expenses increased 1.8 percent due to general cost increases.

Interest expense decreased $2.7 million due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities resulted in a loss of $ 1.9 million in both 2001 and 2000. The loss in each year was primarily comprised of activities related to the investment in ProGold.

Payments to members for PIK certificates, net of equity retention declared, were $26.5 million in 2001.

Payments to members for sugarbeets, net of unit retains declared, increased by $2.6 million from $341.0 million in 2000 to $343.6 million in 2001.

Comparison of the Years Ended August 31, 2000 and 1999

Revenue for the year ended August 31, 2000, was $731.4 million, a decrease of $112.6 million from 1999.  Revenue from total sugar sales decreased 12.2 percent, reflecting a 10.2 percent decrease in hundredweight sold and a 2.3 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased 7.6 percent due to a 18.4 percent decrease in the volume of tons sold, partially offset by a 13.3 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 50.9 percent due to a 52.4 percent decrease in the volume of molasses sold, partially offset by a 3.1 percent increase in the average selling price per ton.  Revenue from sales of CSB increased 32.9 percent due to a 90.1 percent increase in the volume of CSB sold, partially offset by a 30.1 percent decrease in the average selling price per ton.  The decrease in sales volume of molasses and the increase in sales volume of CSB are primarily the result of the operation of the Crystech molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

Cost of product sold, exclusive of payments for sugarbeets, decreased $77.4 million.  Direct processing costs for sugar and pulp increased 9.3 percent primarily due to the commencement of tolling charges from Crystech, partially offset by reduced costs of harvesting and processing fewer tons.  Fixed and committed expenses increased 0.1 percent reflecting slightly higher depreciation and maintenance costs.  The cost associated with sugar purchased to meet customer needs was down $15.4 million due to the decrease in purchased sugar activity in distant geographic markets.  The change in inventories impacted the cost of product sold favorably by $72.5 million.

Selling expenses decreased $27.7 million due to lower agri-product freight costs and the suspension of the Commodity Credit Corporation sugar marketing assessment fee as of September 1, 1999.  General and administrative expenses increased approximately 3.8 percent due to general cost increases.

Interest income increased $1.4 million primarily due to interest on the Crystech notes receivable.

Interest expense increased $ .7 million primarily due to higher average interest rates.

Non-member business activities resulted in a loss of $1.9 million in 2000, as compared to a loss of $ .5 million in 1999.  This change is primarily the result of the gain on the sale of certain sugarbeet seed assets to Betaseed, Inc. being reflected in 1999, offset by increased income from the investment in ProGold.

Payments to members for sugarbeets, net of unit retains declared, decreased by $7.8 million from $348.8 million to $341.0 million. The decrease is primarily attributable to a 9.6 percent decrease in tons harvested partially offset by a higher per-ton beet payment.

Comparison of the Years Ended August 31, 1999 and 1998

Revenue for the year ended August 31, 1999, was $844.0 million, an increase of $167.3 million from 1998.  Revenue from total sugar sales increased 27.0 percent, reflecting a 26.8 percent increase in hundredweight sold and a 0.2 percent increase in the average selling price per hundredweight. Revenue from pulp sales increased 2.8 percent due to a 30.6 percent increase in the volume of tons sold, partially offset by a 21.3 percent decrease in the average selling price per ton.  Revenue from molasses sales increased 18.8 percent due to an 81.3 percent increase in the volume of molasses sold, partially offset by a 34.5 percent decrease in the average selling price per ton.  Revenue from sales of CSB decreased 13.1 percent due to a 17.4 percent decrease in the average selling price per ton, partially offset by a 5.2 percent increase in the volume of CSB sold.

Cost of product sold, exclusive of payments to members for sugarbeets, increased $73.2 million.  This was due to lower inventory levels at the end of 1999 and higher costs related to processing a larger crop.  Direct costs increased by 16.8 percent due to harvesting a 24.9 percent larger crop and processing 20.6 percent more sugarbeets.  The cost associated with purchased sugar decreased $2.4 million in 1999 compared to 1998, due to more produced sugar available to meet customer requirements.  Fixed and committed expenses increased 20.9 percent primarily due to higher depreciation and maintenance costs.

Selling expenses increased $35.3 million.  The increase is primarily attributable to the increase in the volumes of products sold.  General and administrative expenses increased approximately 7.4 percent from 1998 due to general cost increases.

Interest expense increased $7.6 million. Higher inventory levels throughout most of the year, the processing of a larger crop, and increased term debt to finance capital improvements resulted in higher overall borrowing levels.

Non-member business activities resulted in a loss of $ .5 million in 1999, as compared to a loss of $9.7 million in 1998. This change is primarily the result of the gain on the sale in 1999 of certain sugarbeet seed assets to Betaseed, Inc.and the reduced loss in 1999 as compared to 1998, from the investments in ProGold.

Payments to members for sugarbeets, net of unit retains declared, increased by $34.7 million from $314.1 million to $348.8 million.  The increase is primarily attributable to a 24.9 percent increase in tons harvested partially offset by a lower per-ton beet payment.

2001 Crop and Estimated Fiscal Year 2002 Information

This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2001 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2001 sugarbeet crop, the net selling price for the sugar and agri-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crop, are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

As noted earlier, the Growers’ Contracts between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in three installments throughout the year after harvest of the applicable sugarbeet crop. As only the final payment is made after the close of the fiscal year in question, the first two payments to members for their sugarbeets are, of necessity, based upon the Company’s then-current estimates of the net beet payment arising from the processing of the crop in question and the subsequent sale of the products obtained from processing those sugarbeets.

The completed harvest of the sugarbeet crop grown during 2001 produced a total of 8.0 million tons of sugarbeets, or approximately 17.8 tons of sugarbeets per acre from approximately 452,000 acres. The number of acres harvested was reduced by approximately 29,000 as a result of member participation in the USDA 2001 PIK program. This production was less than the ten-year average of 19.1 tons per acre for crops grown in the years 1991 through 2000. The sugar content of the 2001 crop is 18.0 percent in comparison to a ten year average for the applicable period of approximately 17.35 percent. The Company expects to produce a total of approximately 24.3 million hundredweight of sugar from the 2001 crop, a decrease of approximately 16.3 percent compared to the 2000 crop. Such sugar production provides a total sugar recovery of approximately 300 pounds of sugar for each ton of sugarbeets harvested by the Company.

The Company’s Current Strategic Plan

In order to obtain the best selling price for its products, the Company intends to focus on sales and marketing strategies that allow the Company to provide its customers with an appropriate mixture of the Company’s products. The Company plans to optimize its customer mix, improve logistics and continue to evaluate and improve its customer performance.

To pursue the goal of maintaining and improving upon its current status as a low cost producer, the Company intends to focus on working with its members to increase the productivity of the members’ sugarbeet farming operations. The Company expects to focus on, among others, programs for nitrogen management and new seed varieties. At the factory level, the Company plans to focus on cost reductions and pursue on-going maintenance initiatives and targeted capital improvements. The Company plans to continue to reduce its average cost of production through the Hillsboro desugarization plant, owned and operated by Crystech.  After completing several large strategic capital projects in recent years, the Company currently intends to focus its efforts on strengthening its balance sheet while pursuing maintenance capital and high return strategic capital projects.

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

Item 8.             FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years ended August 31, 2001, 2000 and 1999 have been audited by Eide Bailly LLP, independent certified public accountants. Such financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The financial statements of the Company are included in Appendix A to this annual report.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires Dec.

Michael A. Astrup PO Box 219 Dilworth, MN 56529	48	Moorhead	1996	2002

Jerry D. Bitker 1694 Co. Highway #19 Halstad, MN 56548	53	Hillsboro	1996	2002

Richard Borgen 1544 Co. Highway #39 Perley, MN 56574	52	Moorhead	1997	2003

Paul J. Driscoll PO Box 555 East Grand Forks, MN 56721	56	East Grand Forks	2000	2003

Steven M. Goodwin *** RR 3, Box 116 Angus, MN 56712	43	East Grand Forks	1995	2001

Court G. Hanson *** RR 2, Box 1 Blanchard, ND 58009	53	Hillsboro	1993	2001

Curtis Haugen ** 45508 300th St. NW Argyle, MN 55108	40	East Grand Forks	2001	2004

Lonn M. Kiel RR 3, Box 71 Crookston, MN 56716	48	Crookston	1994	2003

David J. Kragnes * 10600 60th St. N. Felton, MN 56536	49	Moorhead	1995	2004

Francis L. Kritzberger RR #1, Box 22 Hillsboro, ND 58045	56	Hillsboro	1996	2003

Patrick D. Mahar RR 1, Box 363 Cavalier, ND 58220-9789	59	Drayton	1993	2002

Jeff McInnes ** RR 2 Box 140 Hillsboro, ND 58045	44	Hillsboro	2001	2004

Ronald E. Reitmeier RR 1, Box 49 Fisher, MN 56723	56	Crookston	1996	2002

Jim A. Ross * RR 1, Box 5 Fisher, MN 56723	51	Crookston	1998	2004

G. Terry Stadstad 1774 22nd Avenue NE Grand Forks, ND 58203	58	East Grand Forks	1993	2002

Robert Vivatson (Chairman) * PO Box 631 Cavalier, ND 58220	52	Drayton	1992	2004

Neil Widner PO Box 305 Stephen, MN 56757	50	Drayton	2000	2003

* These Directors were re-elected for additional terms at the 2001 Factory District meetings held in November 2001.  Their terms will now expire in 2004.

** These Directors were elected at the 2001 Factory District meetings held in November 2001. Their terms begin in December 2001 and expire in 2004.

*** These Directors did not seek re-election as a Director at the end of their respective terms for reasons unrelated to the Company.

Below is the biographical information on each Director.

Michael A. Astrup.  Mr. Astrup has been a director since 1996. Mr. Astrup has been a farmer since 1976, with his farming operations located near Dilworth, Minnesota. Mr. Astrup is a Director of the American Sugarbeet Growers Association.

Jerry D. Bitker.  Mr. Bitker has been a director since 1996 and has been a farmer since 1974 near Halstad and Ada, Minnesota.

Richard Borgen.  Mr. Borgen has been a director since 1997. Mr. Borgen has farmed east of Perley, Minnesota since 1967 and has served as a director on the Perley Co-op Elevator Board for nine years and the Norman County West school board for 10 years.

Paul J. Driscoll.  Mr. Driscoll has been a director since 2000. Mr. Driscoll has farmed in the East Grand Forks, Minnesota area for many years. Mr. Driscoll currently serves on the Marshall Polk Rural Water Board, the Minnesota Rural Water Finance Authority, the Huntsville Township Board, the Northwest Technical College Advisory Board and the East Grand Forks Chamber of Commerce Board.

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

Curtis Haugen.  Mr. Haugen will begin to serve as a director in December 2001. Mr. Haugen has been a farmer since 1981and farms near Argyle, Minnesota. Mr. Haugen is completing his twelfth year as a director of the Red River Valley Sugarbeet Growers Association. Mr. Haugen has served as a director of the Farmer’s Union Oil Company, Oslo since 1987 and he has also served as its President.

Lonn M. Kiel.  Mr. Kiel has been a director since 1994 and has been farming near Crookston, Minnesota since 1982. Mr. Kiel is the president of Kiel Corporation and also serves on the Board of Directors of the Crookston Fuel Company.

David J. Kragnes.  Mr. Kragnes has been a director since 1995. Mr. Kragnes has been a farmer since 1972, with his farming operation located near Felton, Minnesota. Mr. Kragnes serves on the Board of Directors of United Sugars Corporation and is also a director for the American Sugarbeet Growers Association.

Francis L. Kritzberger.  Mr. Kritzberger has been a director since 1996. Mr. Kritzberger has previously served as a director with the Company, from July 30, 1989 until July 30, 1993. Mr. Kritzberger has been a farmer since 1964. Mr. Kritzberger serves on the Board of Directors of the North Dakota Council of Cooperatives.

Patrick D. Mahar.  Mr. Mahar has been a director since 1993 and has been a farmer since 1962. Mr. Mahar is currently a partner of Mahar Farms near Cavalier, North Dakota. Mr. Mahar previously served as president of the Red River Valley Sugarbeet Growers Association, Fargo, North Dakota, and as president of the American Sugarbeet Growers Association, Washington, D.C. Mr. Mahar is currently serving as a director for Midwest Agri-Commodities Company and also on the Boards of Directors of First State Bank and Farmers Co-op Elevator, both of Cavalier, North Dakota.

Jeff McInnes.  Mr. McInnes will begin to serve as a director in December 2001. Mr. McInnes co-manages a 3,300 acre farming operation near Hillsboro. Mr. McInnes is the founder and manager of the Basement Traders Marketing Club, a grain marketing association in Hillsboro. Mr. McInnes is a director and the chairman of the Hillsboro Economic Development Corporation. Mr. McInnes is currently a director of the Red River Valley Sugarbeet Growers Association and the current chairman of the Hillsboro Factory District.

Ronald E. Reitmeier.  Mr. Reitmeier has been a director since 1996, and has been a farmer since 1968. Mr. Reitmeier previously served on the Board of Directors of PKM Electric Co-op for ten years.

Jim A. Ross.  Mr. Ross has been a director since 1998. Mr. Ross has farmed near Fisher, Minnesota since 1971 and is a board member of Fisher Fuel and Hardware Cooperative.

G. Terry Stadstad.  Mr. Stadstad has been a director since 1993 and has been farming near Grand Forks, North Dakota since 1965. Mr. Stadstad serves on the Board of Directors of United Sugars Corporation.

Robert Vivatson.  Mr. Vivatson has been a director since 1992. Operating as a farmer near Cavalier, North Dakota since 1975, Mr. Vivatson is a partner of Vivatson Bros. and President of Vivatson Farms Inc. Mr. Vivatson is serving on the Board of Directors of United Sugars Corporation, the United Valley Bank of Cavalier and Grand Forks and the Board of Governors of ProGold Limited Liability Company.

Neil Widner.  Mr. Widner has been a director since 2000. Mr. Widner has farmed near Stephen, Minnesota since 1973. Mr. Widner currently serves as the President of Farmers Grain in Stephen, Minnesota.

The Board of Directors meets monthly. The Company provides its directors with compensation consisting of (i) a payment of $200 per month, (ii) a per diem payment of $200 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors’ meetings. The Chairman of the Board of Directors receives a payment of $500 per month, rather than $200 per month; the Chairman also receives a per diem in the amount of $200 for each day spent on Company activities.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1, of each calendar year the fees are to be paid.  The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the Board Member’s regular employment or business, but not beyond age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there is one Board member who has elected to participate in this plan.  The amount deferred, as of August 31, 2001 was $108,000.

Executive Officers

The table below lists the principal officers of the Company, none of whom owns any shares of Common or Preferred Stock. Officers are elected annually by the Board of Directors.

Name	Age	Position

James J. Horvath	56	Chief Executive Officer
Thomas S. Astrup	32	Vice President-Administration
David A. Berg	47	Vice President- Agriculture
Joseph J. Talley	41	Vice President-Finance
David A. Walden	48	Vice President-Operations
Daniel C. Mott	42	Secretary
Samuel S. M. Wai	47	Treasurer and Assistant Secretary
Brian Ingulsrud	38	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	45	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	46	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	44	Director Business Development, Assistant Secretary and Assistant Treasurer

 James J. Horvath.  Mr. Horvath was named Chief Executive Officer in May, 1998. He served as Chief Financial Officer from 1996 to 1998. From 1994 to 1996, Mr. Horvath served as the Company’s Vice President-Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company. Mr. Horvath also served as the Company’s Vice President-Finance from 1985 to 1994. Mr. Horvath currently serves on the Boards of Directors of United Sugars Corporation and Midwest Agri-Commodities Company.

Thomas S. Astrup.  Mr. Astrup was named the Company’s Vice President-Administration in 2000.  Mr. Astrup served as the Company’s Corporate Controller, Assistant Treasurer and Assistant Secretary from 1999 to 2000.  From 1997 until 1999, he held the position of Controller for Midwest Agri-Commodities Company.  He was the Corporate Accountant for ProGold Limited Liability Company from 1994 to 1997.

David A. Berg.  Mr. Berg was named Vice President–Agriculture in December 2000.  He was Vice President-Administration during the period from October 1998 to December 2000. During the period from 1994 to 1998, Mr. Berg served as the Company’s Vice President-Business Development, Vice President-Strategic Planning, Director-Market Information, Manager of Marketing and Analysis and Manager-Economic Research.

Joseph J. Talley.  Mr. Talley was named Vice President-Finance in 1998. He served as the Company’s Treasurer and Finance Director, Assistant Treasurer and Assistant Secretary from 1996 until his appointment as Vice President-Finance. Mr. Talley served as Finance Director of ProGold Limited Liability Company from 1994 through 1996. He currently serves on the Board of Governors for ProGold Limited Liability Company. Prior to July 1994, Mr. Talley was a partner with the accounting firm of Eide Helmeke & Co.

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

Daniel C. Mott.  Mr. Mott became the Company’s Secretary during 1999. Previously, he had served as Assistant Secretary since 1995.  Mr. Mott also serves as the Company’s General Counsel. He is a Partner in the law firm of Oppenheimer Wolff & Donnelly LLP.  Mr. Mott is not an employee of the Company.

Samuel S. M. Wai.  Mr. Wai was named the Company’s Treasurer and Assistant Secretary in 1999. He served as the Company’s Corporate Controller from 1996 until 1999 and was the Company’s Treasurer from 1985 to 1996. He held various financial positions with the Company from 1979 to 1985. Mr. Wai also serves on the Board of Managers of Crystech LLC and as Treasurer of the American Crystal Sugar Political Action Committee. Mr. Wai also serves on the Board of Directors of the Institute of Cooperative Financial Officers.

Brian Ingulsrud.  Mr. Ingulsrud was named as the Corporate Controller, Assistant Secretary and Assistant Treasurer in 2000.  Mr. Ingulsrud served as Director of Agriculture Strategy and Development from 1999 to 2000, Financial Planning Manager from 1997 until 1998, and Factory Offices Manager from 1995 until 1997.

Mark L. Lembke. Mr. Lembke was named Assistant Secretary and Assistant Treasurer in 1996. He currently serves as Finance Administration Manager.  Mr. Lembke served as the Company’s Corporate Accounting Manager from 1995 to 1999. From 1987 through 1995, Mr. Lembke served as Factory Accounting Supervisor.

Ronald K. Peterson.  Mr. Peterson has served as Assistant Treasurer and Assistant Secretary since 1993. He currently holds the position of Accounting and Systems Manager.  From 1996 to 1999 Mr. Peterson was the Financial Systems Manager and from 1991 to 1995 served as the Company’s Corporate Accounting Manager. Mr. Peterson has held various financial positions with the Company since 1979.

David L. Malmskog.  Mr. Malmskog currently serves as Director-Business Development and was appointed Assistant Secretary and Assistant Treasurer in 1998. Mr. Malmskog has held various financial positions with the Company since 1980.

Item 11.                 EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2001 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the four other most highly compensated current executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Payouts
	Year	Salary ($)	Incentive Compensation ($)	Other Annual Compensation ($)(1)	1995 Plan Payouts ($)(2)	1999 Plan Payouts ($)

James J. Horvath	2001	$410,762	$279,335	$38,181	$6,450	-
Chief Executive Officer	2000	$405,865	$257,645	$26,954	$4,437	-
	1999	$388,840	$103,000	34,249	$4,197	-

Thomas S. Astrup	2001	$119,060	$88,566	$6,019	N/A	-
Vice President-Administration*	2000	$93,556	$19,749	$9,745	N/A	-
	1999	$83,747	$8,275	$3,721	N/A	-

David A. Berg	2001	$179,077	$100,800	$19,099	$2,409	-
Vice President-Agriculture	2000	$171,077	$119,016	$14,162	$2,393	-
	1999	$152,994	$39,000	$14,735	$1,852	-

Joseph J. Talley	2001	$181,615	$91,592	$17,953	N/A	-
Vice President-Finance	2000	$171,077	$98,136	$13,648	N/A	-
	1999	$154,231	$49,008	$12,594	N/A	-

David A. Walden	2001	$185,000	$84,431	$18,398	N/A	-
Vice President-Operations	2000	$171,077	$89,784	$14,025	N/A	-
	1999	$158,561	$35,000	$14,966	N/A	-

*       Effective December 11, 2000

(1)           Includes the cost of additional life insurance coverage, car allowance, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)           Represents the “profit per acre payments” made to the executive under the Company’s 1995 LTIP plan (described below).  The profit per acre payments are determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of contract rights held by the executive.

Employment Agreement with CEO

Effective May 15, 1998, the Company and Mr. Horvath entered into an agreement regarding Mr. Horvath’s employment by the Company. The agreement provides that Mr. Horvath shall serve as an “at will” employee at the pleasure of the Board of Directors.  The agreement also contains the provision of a three-year non-compete/non-solicitation agreement with Mr. Horvath, grants the Board of Directors the authority to establish Mr. Horvath’s base compensation each year, and also provides that he may participate in other benefit plans offered by the Company.

If  Mr. Horvath’s employment terminates with the Company without cause or he incurs a termination due to disability after age 60, Mr. Horvath is entitled to receive reimbursement for the cost of medical and dental coverage for himself and his spouse from the date of termination through their respective deaths; life insurance coverage equal to his base salary on the date of termination until he attains age 65, from age 65 to 70 equal to 50 percent of his base salary on the date of termination, and after age 70 equal to 25 percent of his base salary on the date of termination; and supplemental pension benefits equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 assuming compensation equal to that in effect as of the date of termination of employment and had attained 30 years of service with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse under the Retirement Plan A and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP).

If  Mr. Horvath’s employment terminates with the Company without cause after age 60 and Mr. Horvath subsequently dies, or if Mr. Horvath dies prior to terminating his employment with the Company, Mr. Horvath’s spouse is entitled to receive monthly payments for the remainder of her life equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 assuming compensation equal to that in effect as of the date of termination of employment and had attained 30 years of service, with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse under the Retirement Plan A and the cumulative monthly amount of the retirement benefits actually payable to his spouse under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP).

Incentive Plans

Annual Incentive Plan

The Company’s salaried employees are entitled to participate in an annual incentive program that provides for cash awards based partially on the performance of the Company and partially on achievement of certain performance objectives. The performance objectives of the CEO are determined by the Board of Directors. The performance objectives of other executives are determined by the CEO. The amount of the incentive bonus is dependent on the employee’s responsibilities, the performance of the Company and the results of the employee’s evaluation for the fiscal year.

1995 Plan

During 2001, the 1995 Long-Term Incentive Plan was terminated and all contract rights cancelled.  The participants in the 1995 Plan were compensated for the value of vested benefits under the 1995 Plan. The Company adopted the 1995 Plan, which provided deferred compensation to certain key executives of the Company, on September 1, 1995.  This 1995 Plan created financial incentives to reward executives for long-term commitment to the Company and for successfully implementing the Company’s long-term growth strategies. Such incentives were based upon contract rights that were available to the executive under the terms of the 1995 Plan, the value of which was related to the value of preferred shares of the Company. The 1995 Plan allowed participants to purchase a limited number of contract rights at the end of each three-year cycle. The 1995 Plan established both minimum and maximum ownership levels. When an executive reached their minimum ownership level, he or she could sell any vested shares over the minimum to any qualified grower. The executive or his estate could also sell any vested shares at the time of his termination, disability or death. At the point of sale, the contract right became a share of Preferred Stock which the Company issued to the purchasing grower. The executive received the proceeds of the sale, less appropriate taxes. The long-term cost of the stock was not to the Company, but to the grower who eventually purchased the stock from the executive. The 1995 Plan also provided for annual payments of “profit per acre payments” to executives holding contract rights. The profit per acre payments were determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of contract rights held by the executive.  The contract rights acquired under this plan terminate five years after the executive’s employment with the Company is terminated, if not exercised by the executive.  This 1995 Plan was replaced by the 1999 Long-Term Incentive Plan discussed below.

The table below reflects last year’s “profit per acre payments” for the 1995 Plan prior to the termination.

1995 Plan
Long-Term Incentive Plan Awards

Executive Officers	Fiscal 2001 Representative Payout (1)

James J. Horvath	$6,450
David A. Berg	$2,409

(1)           The amount shown represents a representative amount, determined for the last fiscal year, with respect to “profit per acre payments”, which are non-stock price based payments. The profit per acre payments are determined by subtracting from the Company’s net beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of contract rights held by the executive. Based on that formula, the Company must provide a beet payment per acre to its members equal to the average cost of production for an acre of sugarbeets in order for executives holding contract rights to obtain any payment of profit per acre payments. Given the method of determining the profit per acre payments, there is no maximum payment amount.

1999 Plan

In June of 1999, the Board of Directors adopted the 1999 Long-Term Incentive Plan, which is effective beginning fiscal year 2000.  Under this plan, awards will be based upon progress towards achieving certain long-term strategic objectives established by the Board of Directors.  Incentive awards under the plan will range from 0 to 40 percent of base compensation for the Vice Presidents and from 0 to 80 percent of base compensation for the CEO.  The actual amount of the award available to a given individual will be based upon the collective performance level of participants as determined by the Board of Directors. Awards paid under the plan may be paid in the form of cash paid to the employee’s Supplemental Executive Retirement Plan, as discussed below, or in the form of contract rights, in each case as determined by the Board of Directors.  All awards will be subject to a three year vesting schedule.  The Board of Directors retains the discretion to determine the amount of any cash awards and/or contract rights to be made available to plan participants with respect to a given fiscal year.

In fiscal 2001, 440.9 contract rights were granted. As of August 31, 2001, a total of 802.68 contract rights had been granted and held under the 1999 Plan, of which 120.59 were vested.  The table below lists the executives named in the compensation table who have been granted and hold contract rights. Each contract right listed below carried a stated value upon grant of $1,000 per share.

1999 Plan

Long-Term Incentive Plan Awards

	Fiscal 2001		Total Contract Rights Held			Fiscal 2001
	Contract Rights					Representative
Executive Officers	Granted	Stated Value	Granted	Vested	Stated Value	Payout
James J. Horvath	246.65	$246,653	467.49	73.61	$467,491	-
Thomas S. Astrup	29.25	$29,250	29.25		$29,250	-
David A. Berg	54.00	$54,000	100.98	15.66	$100,980	-
Joseph J. Talley	54.90	$54,900	101.88	15.66	$101,880	-
David A Walden	56.10	$56,100	103.08	15.66	$103,080	-

Retirement Plans

The Company has established noncontributory, defined benefit retirement plans which are available to all eligible employees of the Company. Those employees who are covered by a collective bargaining agreement participate in Plan B, while employees who are not subject to a collective bargaining agreement, including the executive officers listed on the Summary Compensation Table, participate in pension Plan A.  The benefits of the plans are funded by periodic Company contributions to a retirement trust which invests the Company’s contributions and the earnings from such contributions in order to pay the benefits to the employees. The plans provide for the payment of monthly retirement benefits determined under a calculation based on years of service and a participant’s compensation. Retirement benefits are paid to participants upon normal retirement at the age of 65 or later or upon early retirement. The plans also provide for the payment of certain disability and death benefits.

Certain executive employees of the Company are eligible to participate in a “Supplemental Executive Retirement Plan.”  Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to (i) the difference between amounts actually contributed to the Company’s 401(k) plan on behalf of the executive and the amounts which could have been contributed if certain provisions of the Internal Revenue Code did not prohibit the contribution of such amounts and (ii) the difference between the benefits actually payable to the executive under the provisions of Retirement Plan “A” and the amounts which would be payable under Retirement Plan “A” if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. In addition, the executive may elect to defer a portion of his or her compensation, ranging from 2 percent to 16 percent, by regular payroll deductions under the Supplemental Plan, and may also defer 100 percent of all incentive compensation and profits-per-acre payments. The Supplemental Plan is an “unfunded” plan, with all amounts to be paid under the Supplemental Plan to be paid from the general assets of the Company when due and also to be subject to the claims of the Company’s creditors.

The table below shows the approximate annual pension benefits payable to executive officers at normal retirement under Retirement Plan A, as well as a non-qualified supplemental benefit plan.  The compensation covered by the pension program is based on an employee’s annual salary and incentive compensation. Amounts payable are computed on the basis of a straight life annuity and are not reduced for social security benefits or other offsets.

American Crystal Sugar Company

2001 Calculation

Plan A Qualified and Non-Qualified Supplemental Benefits

		Years of Service
Remuneration	15	20	25	30	35

$125,000	$24,017	$32,023	$40,029	$48,035	$48,035
$150,000	$29,267	$39,023	$48,779	$58,535	$58,535
$175,000	$34,517	$46,023	$57,529	$69,035	$69,035
$200,000	$39,767	$53,023	$66,279	$79,535	$79,535
$225,000	$45,017	$60,023	$75,029	$90,035	$90,035
$250,000	$50,267	$67,023	$83,779	$100,535	$100,535
$300,000	$60,767	$81,023	$101,279	$121,535	$121,535
$400,000	$81,767	$109,023	$136,279	$163,535	$163,535
$450,000	$92,267	$123,023	$153,779	$184,535	$184,535
$500,000	$102,767	$137,023	$171,279	$205,535	$205,535

The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 16 years; Mr. Astrup has served for 7 years; Mr. Berg has served for 14 years; Mr. Talley has served for 7 years; and Mr. Walden has served for 22 years.

The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company matches 100 percent of the nonunion and union year-round participant’s contribution up to 4 percent and 2 percent respectively of their gross earnings. The total annual pre-income tax addition to any employee’s account in any calendar year may not exceed the lesser of (i) $30,000 or (ii) 25 percent of annual compensation less the amount of the contribution and any salary conversion. For calendar 2001, the employee pre-income tax contribution is limited to $10,500. An employee may also contribute up to 10 percent of his annual compensation on an after-tax basis. Benefits under the 401(k) plans begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59½, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70½ or is terminated.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds.  The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock.  The Preferred Stock of the Company is non-voting stock.  The Company’s stock can only be held by individuals who are sugarbeet growers.  None of the officers or executives of the Company hold stock of the Company.  As of the date hereof, no director owns beneficially more than 1 percent of the Company’s issued and outstanding Preferred Stock and the directors, as a group, beneficially own 2.16 percent of the Company’s issued and outstanding Preferred Stock. To the best of the Company’s knowledge, no other party beneficially owns more than 2 percent of the Company’s Preferred Stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the Company’s directors is also a sugarbeet farmer and a shareholder member or representative of a shareholder member of the Company. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets. Such payments for sugarbeets often exceed $60,000. However, such payments are received by the directors or the entities they represent on exactly the same basis as payments are received by other members of the Company for the delivery of their sugarbeets. Except for the sugarbeet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)           Documents filed as part of this report

1.             Financial Statements

Report of Independent Auditors

Balance Sheets as of August 31, 2001 and 2000

Statements of Operations for the Years Ended August 31, 2001, 2000 and 1999

Statements of Changes in Members’ Investments for the Years Ended August 31, 2001, 2000 and 1999

Statements of Cash Flows for the Years Ended August 31, 2001, 2000 and 1999

Notes to Financial Statements

2.             Financial Statement Schedules

None

3.             The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-5 of this report

(b)           Reports on Form 8-K

The Company filed the following current report on Form 8-K during the quarter ending on August 31, 2001.

(i)            Current report on Form 8-K, dated July 11, 2001, under item 9 reporting projected gross beet payment increase.

(c)           Exhibits

The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2001.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
Chief Executive Officer

Dated: November 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. HORVATH	Chief Executive Officer (Principal Executive Officer)	November 21, 2001
/s/ JOSEPH J. TALLEY	Vice President-Finance (Principal Financial Officer)	November 21, 2001
/s/ BRIAN INGULSRUD	Corporate Controller (Principal Accounting Officer)	November 21, 2001
/s/ MICHAEL A. ASTRUP	Director	November 21, 2001

/s/ JERRY D. BITKER	Director	November 21, 2001

/s/ RICHARD BORGEN	Director	November 21, 2001

/s/ PAUL J. DRISCOLL	Director	November 21, 2001

/s/ STEVEN M. GOODWIN	Director	November 21, 2001

/s/ COURT G. HANSON	Director	November 21, 2001

/s/ LONN M. KIEL	Director	November 21, 2001

/s/ DAVID J. KRAGNES	Director	November 21, 2001

/s/ FRANCIS L. KRITZBERGER	Director	November 21, 2001

/s/ PATRICK D. MAHAR	Director	November 21, 2001

/s/ RONALD E. REITMEIER	Director	November 21, 2001

/s/ JIM A. ROSS	Director	November 21, 2001

/s/ G. TERRY STADSTAD	Director	November 21, 2001

/s/ ROBERT VIVATSON	Director	November 21, 2001

/s/ NEIL WIDNER	Director	November 21, 2001

APPENDIX A

REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 2001 and 2000, and the related statements of operations, changes in members’ investments and cash flows for the years ended August 31, 2001, 2000 and 1999. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the American Crystal Sugar Company as of August 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended August 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Eide Bailly LLP

October 5, 2001

Eden Prairie, Minnesota

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31

(IN THOUSANDS)

	2001	2000	1999
Net Revenue	$866,362	$731,432	$843,968

Cost of Product Sold	279,978	190,365	267,764

Gross Proceeds	586,384	541,067	576,204

Selling, General and Administrative Expenses	181,607	163,803	190,413

Operating Proceeds	404,777	377,264	385,791

Other Income (Expense):
Interest Income	3,232	3,202	1,762
Interest Expense, Net	(19,973)	(22,645)	(21,960)
Other, Net	1,112	615	4,219

Total Other (Expense)	(15,629)	(18,828)	(15,979)

Proceeds Before Income Taxes	389,148	358,436	369,812

Income Tax Expense	(109)	(63)	(131)

Net Proceeds Resulting from Member and Non-Member Business	$389,039	$358,373	$369,681

Distributions of Net Proceeds:
Credited (Charged) to Members’ Investments:
Non-Member Business (Loss)	$(1,884)	$(1,879)	$(494)
Equity Retention Declared to Members	1,560	-	-
Unit Retains Declared to Members	19,239	19,299	21,332
Net Credit to Members’ Investments	18,915	17,420	20,838
Payments to Members for PIK Certificates, Net of Equity Retention Declared	26,507	-	-
Payments to Members for Sugarbeets, Net of Unit Retains Declared	343,617	340,953	348,843
Total	$389,039	$358,373	$369,681

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

BALANCE SHEETS

AUGUST 31

(In Thousands)

Assets

	2001	2000
Current Assets:
Cash and Cash Equivalents	$5,902	$70,124
Receivables:
Trade	67,332	49,489
Members	3,300	1,063
Other	1,553	3,230
Advances to Related Parties	14,924	9,219
Inventories	104,269	147,935
Prepaid Expenses	5,989	4,363

Total Current Assets	203,269	285,423

Property and Equipment:
Land	32,511	27,616
Buildings and Equipment	839,431	825,047
Construction in Progress	1,453	6,676
Less Accumulated Depreciation	(510,015)	(477,868)

Net Property and Equipment	363,380	381,471

Other Assets:
Investments in CoBank, ACB	15,676	15,135
Investments in Marketing Cooperatives	1,638	3,219
Investments in ProGold Limited Liability Company	38,533	36,867
Investments in Crystech, LLC	1,545	1,630
Notes Receivable - Crystech, LLC	13,905	13,905
Other Assets	3,499	2,069

Total Other Assets	74,796	72,825

Total Assets	$641,445	$739,719

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

BALANCE SHEETS

AUGUST 31

(In Thousands)

Liabilities and Members’ Investments

	2001	2000
Current Liabilities:
Short-Term Debt	$13,963	$103,376
Current Maturities of Long-Term Debt	19,070	18,925
Accounts Payable	19,775	26,291
Advances Due to Related Parties	3,568	8,845
Other Current Liabilities	15,555	18,984
Amounts Due Members	82,766	53,666

Total Current Liabilities	154,697	230,087

Long-Term Debt, Net of Current Maturities	201,416	230,905

Other Liabilities	29,672	29,397

Total Liabilities	385,785	490,389

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	31	30
Additional Paid-In Capital	137,241	131,071
Unit Retains	116,480	116,216
Equity Retention	1,560	-
Accumulated Other Comprehensive Income (Loss)	(436)	(655)
Retained Earnings (Deficit)	(37,491)	(35,607)

Total Members’ Investments	255,660	249,330

Total Liabilities and Members’ Investments	$641,445	$739,719

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS

FOR YEARS ENDED AUGUST 31

(In Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unit Retains	Equity Retention	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Deficit)	Total	Annual Comprehensive Income/(Loss)
Balance, August 31, 1998	$38,275	$28	$116,183	$105,850	$-	$(2,259)	$(33,234)	$224,843
Non-Member Business (Loss)	-	-	-	-	-	-	(494)	(494)	$(494)
Pension Liability Adjustment	-	-	-	-	-	(1,829)	-	(1,829)	(1,829)
Unit Retains Withheld from Members	-	-	-	21,332	-	-	-	21,332	-
Payments to Estates and Disabled Individuals	-	-	-	(365)	-	-	-	(365)	-
Payments of 1991 Crop Unit Retains to Members	-	-	-	(9,968)	-	-	-	(9,968)	-
Stock Issued, Net	-	2	7,765	-	-	-	-	7,767	-

Balance, August 31, 1999	38,275	30	123,948	116,849	-	(4,088)	(33,728)	241,286	$(2,323)
Non-Member Business (Loss)	-	-	-	-	-	-	(1,879)	(1,879)	$(1,879)
Pension Liability Adjustment	-	-	-	-	-	3,433	-	3,433	3,433
Unit Retains Withheld from Members	-	-	-	19,299	-	-	-	19,299	-
Payments to Estates and Disabled Individuals	-	-	-	(401)	-	-	-	(401)	-
Payments of 1992 Crop Unit Retains to Members	-	-	-	(19,531)	-	-	-	(19,531)	-
Stock Issued, Net	-	-	7,123	-	-	-	-	7,123	-

Balance, August 31, 2000	38,275	30	131,071	116,216	-	(655)	(35,607)	249,330	$1,554
Non-Member Business (Loss)	-	-	-	-	-	-	(1,884)	(1,884)	$(1,884)
Pension Liability Adjustment	-	-	-	-	-	219	-	219	219
Unit Retains Withheld from Members	-	-	-	19,239	-	-	-	19,239	-
Equity Retention	-	-	-	-	1,560	-	-	1,560	-
Payments to Estates and Disabled Individuals	-	-	-	(217)	-	-	-	(217)	-
Payments of 1993 Crop Unit Retains to Members	-	-	-	(18,758)	-	-	-	(18,758)	-
Stock Issued, Net	-	1	6,170	-	-	-	-	6,171	-

Balance, August 31, 2001	$38,275	$31	$137,241	$116,480	$1,560	$(436)	$(37,491)	$255,660	$(1,665)

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31

(In Thousands)

	2001	2000	1999
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$389,039	$358,373	$369,681

Payments to Members for Sugarbeets, Net of Unit Retains Declared	(343,617)	(340,953)	(348,843)

Payments to Members for PIK Certificates, Net of Equity Retention Declared	(26,507)	-	-
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	40,427	37,562	34,334
Income from Equity Method Investees	(69)	(1,298)	(802)
Loss on the Disposition of Property and Equipment	1,170	1,216	661
Non-Cash Portion of Patronage (Dividend)/Loss from CoBank, ACB	(541)	292	463
Deferred Gain Recognition	(197)	(197)	(201)
Changes in Assets and Liabilities:
Receivables	(18,402)	22,109	(16,658)
Inventories	(61,379)	(35,977)	30,424
Prepaid Expenses	(2,402)	(2,083)	799
Advances To/Due to Related Parties	(10,982)	22,045	3,983
Accounts Payable	(6,516)	33	(9,873)
Other Liabilities	1,451	4,052	3,900
Amounts Due Members	29,100	17,968	21,283
Net Cash Provided By (Used In) Operations	(9,425)	83,142	89,151
Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(23,063)	(43,935)	(59,783)
Proceeds from the Sale of Property and Equipment	42	631	430
Investments in Marketing Cooperatives	-	-	(609)
Investments in Crystech, LLC	-	(47)	(114)
Issuance of Notes Receivable - Crystech, LLC	-	(2,022)	(8,164)
Changes in Other Assets	(1,723)	2,032	357
Net Cash (Used In) Investing Activities	(24,744)	(43,341)	(67,883)
Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	12,095	43,196	(56,142)
Proceeds from Long-Term Debt	14,841	17,000	67,455
Long-Term Debt Repayment	(44,185)	(19,220)	(27,900)
Issuance of Stock	6,171	7,123	7,767
Payment of Unit Retains	(18,975)	(19,932)	(10,333)
Net Cash Provided By (Used In) Financing Activities	(30,053)	28,167	(19,153)

Increase (Decrease) In Cash and Cash Equivalents	(64,222)	67,968	2,115
Cash and Cash Equivalents, Beginning of Year	70,124	2,156	41

Cash and Cash Equivalents, End of Year	$5,902	$70,124	$2,156

The Accompanying Notes are an Integral Part of These Financial Statements.

American Crystal Sugar Company

Notes to the Financial Statements

(1) Summary of Significant Accounting Policies:

Organization

American Crystal Sugar Company is a Minnesota agricultural cooperative corporation which processes and markets sugar, sugarbeet pulp, molasses and seed.  Business done with its shareholders (members) constitutes “patronage business” as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members’ investments in the form of unit retains or distributed to members in the form of payments for sugarbeets. Members are paid the net amounts realized from the current year’s production less member operating costs determined in conformity with generally accepted accounting principles.

Cash and Cash Equivalents

The Company considers financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  At times, such investments may be in excess of the applicable insurance limit.

Receivables

The Company grants credit, individually and through its marketing cooperatives, to its customers, which are primarily companies in the food processing industry located throughout the United States.  Ongoing credit evaluations of customers’ financial condition are performed and the Company maintains a reserve for potential credit losses.

Inventories

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.  Sugarbeets are valued at the projected gross per-ton beet payment related to that year’s crop.

Property, Equipment and Depreciation

Property and equipment are recorded at cost.  Indirect costs and construction period interest are capitalized as a component of the cost of qualified assets.  Property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 45 years.

Related Parties

The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United), Midwest Agri-Commodities Company (Midwest), Crystech, LLC (Crystech), ProGold Limited Liability Company (ProGold), and West Coast Beet Seed Company.

Investments

Investments in CoBank, ACB are stated at cost plus unredeemed patronage refunds received in the form of capital stock. Investments in marketing cooperatives, ProGold and Crystech are accounted for using the equity method.

Members’ Investments

Preferred and Common Stock - The ownership of common and preferred stock is restricted to a “farm operator” as defined by the bylaws of the Company.  Each shareholder may own only one share of common stock and is entitled to one vote in the affairs of the Company.  Each shareholder is required to grow a specified number of acres of sugarbeets in proportion to the shares of preferred stock owned.  The preferred shares are non-voting.  All transfers of stock must be approved by the Company’s Board of Directors and any shareholder desiring to sell stock must first offer it to the Company for repurchase at its par value.  The Company has never exercised this repurchase option.  The bylaws do not allow dividends to be paid on either the common or preferred stock.

Unit Retains - The bylaws authorize the Company’s Board of Directors to require additional direct capital investments by members in the form of a variable unit retain per ton of up to a maximum of 10 percent of the weighted average gross per ton beet payment.  The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the unit retains attributable to a deceased or totally and permanently disabled former shareholder.

Equity Retention – The Payment-In-Kind (PIK) Certificate Purchase Agreement authorizes the Company to require additional direct capital investments by members participating in the PIK program. The amount of the equity contribution is calculated per cwt. of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year’s sugarbeet crop. The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the equity retains attributable to a deceased or totally and permanently disabled former shareholder.

Accumulated Other Comprehensive Income (Loss) - Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the minimum pension liability adjustment.  Consistent with the Company’s treatment of income taxes related to member source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes.

Retained Earnings (Deficit) - Retained earnings represent the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes from the years prior to 1996.

Interest Expense, Net

The Company earns patronage dividends from CoBank, ACB based on the Company’s share of the net income earned by the bank.  These patronage dividends are applied against interest expense.

Income Taxes

The Company is a non-exempt cooperative for federal income tax purposes.  As such, the Company is subject to corporate income taxes on its net income from non-member sources.  The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting.

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement 143 regarding Accounting for Asset Retirement Obligations. Management is reviewing the pronouncement, but does not expect the implementation of the pronouncement to have a significant effect on the financial statements.

Shipping and Handling Costs

The costs incurred in the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

(2) RECEIVABLES:

                The Company had a major agri-products customer that accounted for approximately 10.5 percent and 16.3  percent of total receivables as of August 31, 2001 and 2000, respectively.

(3) INVENTORIES:

The major components of inventories are as follows:

(In Thousands)	2001	2000
Refined Sugar, Pulp, Molasses, other Agri-Products and Sugarbeet Seed	$86,367	$126,545
Sugarbeets	-	3,402
Maintenance Parts and Supplies	17,902	17,988
Total Inventories	$104,269	$147,935

(4) PROPERTY AND EQUIPMENT:

                Indirect costs capitalized were $ .8 million, $1.1 million and $1.0 million in 2001, 2000 and 1999, respectively.  Construction period interest capitalized was $ .3 million, $ .7 million and $1.2 million in 2001, 2000 and 1999, respectively.

(5) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 56 percent ownership interest and a 25 percent voting interest in United.  The investment is accounted for using the equity method.  All sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $14.4 million and $8.4 million as of August 31, 2001 and 2000, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred. The Company was reimbursed $1.3 million, $1.6 million and $ .9 million for services provided during 2001, 2000 and 1999, respectively.

The Company has a 33 1/3 percent ownership and voting interest in Midwest.  The investment is accounted for using the equity method.  All sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company had outstanding advances (from) Midwest of $(2.5) million and $(2.9) million as of August 31, 2001 and 2000, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of August 31, 2001, Midwest had outstanding short-term debt with CoBank, ACB of $3.7 million, of which $2.6 million was guaranteed by the Company.

(6) PROGOLD LIMITED LIABILITY COMPANY:

The Company has a 46 percent ownership interest in ProGold. ProGold leases substantially all of its assets to Cargill, Incorporated under an operating lease. Following is summary financial information for ProGold:

(In Thousands)	2001	2000
Current Assets	$2,932	$2,418
Long-Term Assets	199,471	209,663
Total Assets	$202,403	$212,081

Current Liabilities	$3,856	$6,314
Long-Term Liabilities	121,729	133,091
Total Liabilities	125,585	139,405
Members’ Equity	76,818	72,676
Total Liabilities and Members’ Equity	$202,403	$212,081

(In Thousands)	2001	2000	1999
Rental Revenue on Operating Lease	$26,709	$26,793	$27,988
Expenses	22,567	23,581	26,473
Net Income	$4,142	$3,212	$1,515

(7) CRYSTECH, LLC:

Crystech is a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company accounts for its investment in the joint venture using the equity method. The net interest capitalized related to the investment in Crystech totaled $47,000 and $114,000 for the years ended August 31, 2000 and 1999, respectively. The molasses desugarization facility became operational on February 1, 2000.

As of August 31, 2001 and 2000, the Company had outstanding notes receivable from Crystech totaling $13.9 million. The notes are subordinate to long-term debt of Crystech totaling $67.6 million and $82.9 million as of August 31, 2001 and 2000, respectively.  The notes bear interest at rates of 6.41 percent to 8.17 percent.  Interest income related to these notes totaled $1.0 million in both 2001 and 2000.  The Company had a receivable from Crystech, related to the interest on these notes of $ .3 million as of August 31, 2000. Repayments of principal are not permitted until the senior debt has been paid in full.  The subordinated notes are due and payable in December 2007. The Company also had outstanding payables to Crystech of $1.2 million and $6.0 million as of August 31, 2001 and 2000, respectively, related to the tolling services agreement.  The Company had outstanding receivables of $ .1 million and $ .7 million as of August 31, 2001 and 2000, respectively, primarily relating to capital expenditures paid on behalf of Crystech.

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

(In Thousands)	2001	2000
Current Assets	$1,922	$6,635
Long-Term Assets	82,471	95,462
Total Assets	$84,393	$102,097

Current Liabilities	$9,334	$14,633
Long-Term Liabilities	72,265	84,552
Total Liabilities	81,599	99,185
Members’ Equity	2,794	2,912
Total Liabilities and Members’ Equity	$84,393	$102,097

(In Thousands)	2001	2000	1999
Revenue	$24,052	$14,692	$-
Operating Expenses	17,349	10,588	-
Other Expenses	6,821	4,282	-
Net Loss	$(118)	$(178)	$-

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2001 and 2000, is summarized below:

(In Thousands)	2001	2000
Term Loans from CoBank, ACB, due in varying amounts through 2008, Interest at 6.01% to 8.58%, with senior lien on substantially all non-current assets.	$118,300	$155,300
Term Loans from Insurance Companies, due in varying amounts from 2018 through 2028, Interest at 7.32% to 7.42%, with senior lien on substantially all non-current assets.	50,000	50,000
Term Loans from US Bank Corp, Ag Credit, due in equal amounts through 2002, Interest at 8.25%, unsecured.	2,000	3,000
Term Loans from the Bank of North Dakota, due in equal amounts through 2009, Interest at 6.34%, unsecured.	6,400	7,200
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2018, Interest at fixed and varying rates, (3.90% to 5.40% and 2.35%, respectively, as of August 31, 2001), substantially secured by letters of credit.	43,786	34,330
Total Long-Term Debt	220,486	249,830
Less Current Maturities	(19,070)	(18,925)
Long-Term Debt, Net of Current Maturities	$201,416	$230,905

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2002	$19,070
2003	19,045
2004	18,060
2005	18,075
2006	18,090

As of August 31, 2001, the unused portion of the term loan line of credit with CoBank, ACB, was $15.3 million.

During the year ended August 31, 2001, the Company borrowed from CoBank, ACB, and the Commodity Credit Corporation, (CCC) and issued commercial paper to meet its short-term borrowing requirements. As of August 31, 2001, the Company had available short-term lines of credit totaling $183.0 million.

The short-term debt outstanding as of August 31, 2001 and 2000, is summarized below:

(In Thousands)	2001	2000
Loans from the Commodity Credit Corporation	$-	$103,376
Commercial Paper	13,963	-
Total Short-Term Debt	$13,963	$103,376

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2001 and 2000, follow:

(In Thousands, Except Interest Rates)	2001	2000
Maximum Borrowings	$202,673	$197,055
Average Borrowing Levels	$105,817	$116,489
Average Interest Rates	6.32%	6.71%

The terms of the loan agreements contain certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investment; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB, stock in amounts prescribed by the bank. Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2001, the Company was in compliance with the terms of the loan agreements.

On September 30, 2000, the Company forfeited sugar in satisfaction of the CCC loans of $105.3 million including accrued interest of $3.8 million.

Interest paid, net of amounts capitalized, was $21.1 million, $19.2 million and $22.6 million for the years ended August 31, 2001, 2000 and 1999, respectively.

The Company had outstanding letters of credit totaling $48.9 million as of August 31, 2001.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of financial instruments is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.  Quoted market prices are generally not available for the Company’s financial instruments.  Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Notes Receivable - Crystech, LLC - Based on current interest rates with similar maturities, the fair value of the notes receivable approximates the carrying value.

Long-Term Debt - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value.

Investments in CoBank, ACB, Investments in Marketing Cooperatives, Investments in ProGold Limited Liability Company and Investments in Crystech, LLC - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

(10) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2001, 2000 and 1999:

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
August 31, 2001	$76.77	600,000	498,570
August 31, 2000	$76.77	600,000	498,570
August 31, 1999	$76.77	600,000	498,570

Common Stock:
August 31, 2001	$10.00	4,000	3,134
August 31, 2000	$10.00	4,000	3,006
August 31, 1999	$10.00	4,000	2,950

Related to the 1997 stock offering, the Company received $6.2 million, $7.1 million and $7.8 million from the sale of stock during the years ended August 31, 2001, 2000 and 1999, respectively. The remaining $15.0 million is to be received in installment amounts through 2004.

(11) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2001, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has a non-qualified supplemental executive retirement plan for certain employees.

The Company has a medical plan and a Medicare supplement plan which are available to substantially all the Company retirees.  The costs of these plans are shared by the Company and plan participants.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs as of August 31, 2001, 2000 and 1999:

Components of Net Periodic Pension Cost
(In Thousands)	2001	2000	1999
Service Cost	$1,872	$1,625	$1,816
Interest Cost	5,167	4,783	4,341
Expected Return on Plan Assets	(5,879)	(4,986)	(4,923)
Multiple Employer Adjustment	(111)	(90)	(1)
Special Termination Benefits	779	-	-
Curtailment Loss	29	-	-
Amortization of Net Transition Assets	(296)	(296)	(296)
Amortization of Prior Service Costs	506	447	1,090
Amortization of Net (Gain) Loss	60	138	(6)
Net Periodic Pension Cost	$2,127	$1,621	$2,021

Components of Net Periodic Post-Retirement Cost
(In Thousands)	2001	2000	1999
Service Cost	$517	$518	$619
Interest Cost	1,013	871	900
Special Termination Benefits	151	-	-
Amortization of Prior Service Costs	-	2	2
Amortization of Net (Gain) Loss	(274)	(270)	(100)
Net Periodic Post-Retirement Cost	$1,407	$1,121	$1,421

For measurement purposes, a 6.75 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001.  The rate is assumed to decline to 5.5 percent over the next three years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A 1 percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$331	$(265)
Effect on the accumulated post-retirement benefit obligation	$2,572	$(2,080)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2001 and 2000 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2001 and 2000:

	Pension		Post-Retirement
(In Thousands)	2001	2000	2001	2000
Change in Benefit Obligation
Obligation at the Beginning of the Year	$64,448	$65,357	$12,561	$11,802
Service Cost	1,872	1,625	517	518
Interest Cost	5,167	4,783	1,013	871
Plan Participant Contributions	-	-	(323)	(277)
Amendments	-	833	-	-
Curtailment Loss	29	-	-	-
Special Termination Benefits	779	-	151	-
Actuarial (Gain)/Loss	2,857	(4,991)	4,035	174
Benefits Paid by Employer	(3,536)	(3,159)	(697)	(527)
Obligation at the End of the Year	$71,616	$64,448	$17,257	$12,561

Change in Plan Assets
Fair Value at the Beginning of the Year	$65,250	$55,230	$-	$-
Actual Return on Plan Assets	(787)	9,752	-	-
Plan Participant Contributions	-	-	323	277
Employer Contributions	4,168	3,427	697	527
Benefits Paid	(3,536)	(3,159)	(1,020)	(804)
Fair Value at the End of the Year	$65,095	$65,250	$-	$-

Funded Status
Funded Status as of August 31,	$(6,521)	$802	$(17,257)	$(12,561)
Unrecognized Net Transition Asset	(569)	(865)	-	-
Unrecognized Actuarial Loss/(Gain)	6,775	(2,717)	(1,251)	(5,236)
Unrecognized Prior Service Cost	2,645	3,180	-	-
Net Amount Recognized	$2,330	$400	$(18,508)	$(17,797)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$4,630	$2,545	$-	$-
Accrued Benefit Liability	(2,925)	(3,062)	(18,508)	(17,797)
Intangible Asset	189	262	-	-
Accumulated Other Comprehensive Income	436	655	-	-
Net Amount Recognized	$2,330	$400	$(18,508)	$(17,797)

Change in Additional Minimum Liability (for the current year)
	2001
Other Comprehensive Income	$219
Intangible Asset Decrease	$73
Accrued Pension Liability Decrease	$292

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,
	Pension		Post-Retirement
	2001	2000	2001	2000
Discount Rate	7.75%	8.25%	7.75%	8.25%
Expected Return on Plan Assets	9.0%	9.0%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	5.0%	5.0%	N/A	N/A

Long-Term Incentive Plans

During 2001, the 1995 Long-Term Incentive Plan was terminated and all contract rights were cancelled.

The 1999 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is related to the value of preferred shares of the Company as determined by the Board of Directors.  In fiscal 2001, 440.9 contract rights were granted at a stated value of $440,903. As of August 31, 2001, there were 802.68 rights issued and outstanding, 120.59 of which were vested. Each contract right carried a stated value upon grant of $1,000.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and union year-round participants’ contributions up to 4 percent and 2 percent respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.5 million, $1.4 million and $1.4 million for the years ended August 31, 2001, 2000 and 1999, respectively.

(12) 2000 PIK Program

Under the United States Department of Agriculture (USDA) Payment- In-Kind (PIK) program, the Company’s members were paid to destroy a portion of their 2000 sugarbeet crop.  Payments to the Company’s members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar.  The Company entered into contracts with its members to purchase the PIK certificates they received from the USDA and to reduce the members’ delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program. The purchase price for the PIK certificates reflected an allocation of the Company’s fixed costs to account for the reduction of sugarbeets available for processing.

As a result of the PIK program, the number of acres of the 2000 sugarbeet crop harvested by the Company’s members was reduced by approximately 33,000 acres.  The PIK certificates received were exchanged for approximately 1.6 million hundredweight of sugar.

(13) INCOME TAXES:

Total income tax payments (refunds) were $ (300), $ (7,600) and $ (380,000) in the years ended August 31, 2001, 2000 and 1999, respectively.

As of August 31, 2001, the Company had accumulated approximately $21.0 million of net operating loss carryforwards.  The net operating loss carryforwards expire in the years 2012 through 2020.  The Company has provided a valuation allowance for the entire balance of the deferred tax asset related to the loss carryforwards.

(14) ENVIRONMENTAL MATTERS:

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an on-going compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding non-material matters that may arise.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2001

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.5	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.6	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.7	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.8	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.9	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.10	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.11	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.12	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

10.13	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.14	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.15	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.16	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

++10.17	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.18	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.19	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.20	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.21	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.22	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.23	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.24	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.25	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.26	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.27	Growers’ Contract (5-year Agreement) for the crop years 1998 through 2002.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2001

10.28	Growers’ Contract (Annual Contract) for crop year 2001.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2001

10.29	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended May 31, 2001

10.30	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 1999

23.1	Consent of Eide Bailly LLP	Filed herewith electronically

+              Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

++           Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.