Form 10-Q
period 2001-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2002-01-10
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2001

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

                                                                YES  ☒                                                                                   NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 9, 2002
$10 Par Value	3,131

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	November 30		August 31, 2001*
	2001	2000
Current Assets:
Cash and Cash Equivalents	$793	$24	$5,902
Accounts Receivable:
Trade	47,001	53,210	67,332
Members	1,988	1,902	3,300
Other	940	3,926	1,553
Advances to Related Parties	4,721	80	14,924
Inventories	354,621	346,194	104,269
Prepaid Expenses	18,963	21,795	5,989

Total Current Assets	429,027	427,131	203,269

Property and Equipment:
Land	32,697	27,804	32,511
Buildings and Equipment	840,539	826,099	839,431
Construction-in-Progress	1,711	10,571	1,453
Less: Accumulated Depreciation	(523,092)	(490,616)	(510,015)

Net Property and Equipment	351,855	373,858	363,380

Other Assets:
Investments in CoBank, ACB	15,676	15,135	15,676
Investments in Marketing Cooperatives	1,654	3,267	1,638
Investments in ProGold Limited Liability Company	38,962	37,289	38,533
Investments in Crystech, LLC	1,501	1,584	1,545
Notes Receivable - Crystech, LLC	13,905	13,905	13,905
Other Assets	3,498	1,980	3,499

Total Other Assets	75,196	73,160	74,796

Total Assets	$856,078	$874,149	$641,445

* Derived from audited financial statements.

 AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

 LIABILITIES AND MEMBERS' INVESTMENTS

	November 30		August 31, 2001*
	2001	2000
Current Liabilities:
Short-Term Debt	$133,087	$134,486	$13,963
Current Maturities of Long-Term Debt	19,070	18,925	19,070
Accounts Payable	19,466	25,878	19,775
Advances Due to Related Parties	7,225	7,680	3,568
Accrued Continuing Costs (see note 3)	34,752	36,458	-
Other Current Liabilities	17,924	17,258	15,555
Amounts Due Members	135,448	142,093	82,766

Total Current Liabilities	366,972	382,778	154,697

Long-Term Debt, Net of Current Maturities	200,417	229,905	201,416
Other Liabilities	30,160	28,339	29,672

Total Liabilities	597,549	641,022	385,785

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	31	30	31
Additional Paid-in Capital	140,600	134,197	137,241
Unit Retains	116,441	97,336	116,480
Equity Retention	1,557	-	1,560
Accumulated Other Comprehensive Income/(Loss)	(436)	(655)	(436)
Retained Earnings/(Deficit)	(37,939)	(36,056)	(37,491)

Total Members' Investments	258,529	233,127	255,660

Total Liabilities and Members' Investments	$856,078	$874,149	$641,445

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended November 30
	2001	2000

Net Revenue	$172,655	$242,855
Cost of Product Sold	(19,837)	49,184

Gross Proceeds	192,492	193,671

Selling, General & Administrative Expenses	39,230	43,368
Accrued Continuing Costs (see note 3)	34,752	36,458

Operating Proceeds	118,510	113,845

Other Income/(Expense)
Interest Income	681	1,324
Interest Expense	(3,252)	(4,424)
Other, Net	329	444
Other (Expense)	(2,242)	(2,656)

Proceeds before Income Taxes	116,268	111,189
Income Tax Expense	-	(20)
Net Proceeds Resulting from
Member and Non-Member Business	$116,268	$111,169

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business (Loss)	$(448)	$(449)
Unit Retains Declared to Members	-	-
Equity Retention Declared to Members	-	-
Net (Charge) to Members' Investments	(448)	(449)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	116,716	111,618
Payment to/due Members for PIK Certificates,Net of Equity Retention Declared	-	-

Total	$116,268	$111,169

American Crystal Sugar Company

Statements of Cash Flows

(Unaudited)

(Dollars In Thousands)

	For the Three Months Ended November 30
	2001	2000

Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$116,268	$111,169
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(116,716)	(111,618)
Payments to Members for PIK Certificates, Net of Equity Rentention Declared	-	-
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	13,586	13,147
(Income) from Equity Method Investees	(419)	(441)
Loss on the Disposition of Property and Equipment	162	286
Non-Cash Portion of Patronage Dividend from CoBank, ACB	-	-
Deferred Gain Recognition	(49)	(49)
Changes in Assets and Liabilities:
Receivables	22,256	(5,256)
Inventories	(250,352)	(303,304)
Prepaid Expenses	(12,974)	(17,431)
Advances To/Due to Related Parties	13,860	7,974
Accounts Payable	(309)	(412)
Accrued Continuing Costs	34,752	36,458
Other Liabilities	2,857	753
Amounts Due Members	52,682	88,427
Net Cash (Used In) Operations	(124,396)	(180,297)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(2,253)	(5,736)
Proceeds from the Sale of Property and Equipment	117	1
Changes in Other Assets	(19)	68
Net Cash (Used In) Investing Activities	(2,155)	(5,667)

Cash Provided By (Used In) Financing Activities:
Proceeds (Payments) on Short-Term Debt, Net	119,124	132,618
Proceeds from Long-Term Debt	1	-
Long-Term Debt Repayment	(1,000)	(1,000)
Proceeds from Sale of Stock	3,359	3,126
Payment of Unit Retains	(42)	(18,880)
Net Cash Provided by Financing Activities	121,442	115,864

(Decrease) In Cash and Cash Equivalents	(5,109)	(70,100)
Cash and Cash Equivalents, Beginning of Year	5,902	70,124

Cash and Cash Equivalents, End of Period	$793	$24

Supplemental Schedule of Non-Cash Financing Activities:
On September 30, 2000, the Company forfeited sugar in satisfaction of Commodity CreditCorporation loans of $105.3 million including accrued interest of $3.8 million.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

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

The operating results for the three month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report for the year ended August 31, 2001.

Certain reclassifications have been made to the November 30, 2000 financial statements to conform with the November 30, 2001 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	11/30/01	11/30/00	8/31/01
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$163,636	$137,165	$86,367
Unprocessed Sugarbeets	173,239	191,572	-
Maintenance Parts & Supplies	17,746	17,457	17,902

Total Inventories	$354,621	$346,194	$104,269

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment. Maintenance parts & supplies and beet seed inventories are valued at the lower of average cost or market.

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

Note 4:  Members' Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
January 9, 2002	$76.77	600,000	498,570
November 30, 2001	$76.77	600,000	498,570
August 31, 2001	$76.77	600,000	498,570
November 30, 2000	$76.77	600,000	498,570

Common Stock:
January 9, 2002	$10.00	4,000	3,131
November 30, 2001	$10.00	4,000	3,133
August 31, 2001	$10.00	4,000	3,134
November 30, 2000	$10.00	4,000	3,006

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $2.1 million and $3.6 million for the three months ended November 30, 2001 and 2000, respectively.

Note 6: Short-Term Debt

As of November 30, 2001, the Company had outstanding commercial paper of $103.1 million at an average interest rate of 3.06% and maturity dates between December 3, 2001 and April 30, 2002. The Company also had $30.0 million of outstanding short-term debt with CoBank, ACB with an average interest rate of 2.83% and maturity dates between February 21, 2002 and February 28, 2002.

As of November 30, 2000, the Company had outstanding commercial paper of $111.5 million at an average interest rate of 6.93% and maturity dates between December 1, 2000 and April 30, 2001. The Company also had $23.0 million of outstanding short-term debt with CoBank, ACB with an average interest rate of 7.32% and maturity dates between December 1, 2000 and December 21, 2000.

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2001 and 2000

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2001 Form 10-K.

Comparison of the Three Months Ended November 30, 2001 and 2000

Revenue for the three months ended November 30, 2001, was $172.7 million, a decrease of $70.2 million as compared to the same period last year. Revenue from total sugar sales decreased 31.4 percent which reflects the proceeds from the forfeiture of sugar to the Commodity Credit Corporation (CCC) last year, a 2.3 percent decrease in the average selling price per hundredweight partially offset by a 0.6 percent increase in hundredweight sold. Revenue from pulp sales increased 38.7 percent due to a 44.3 percent increase in the volume of pulp sold partially offset by a 3.9 percent decrease in the average selling price per ton.  Revenue from molasses sales decreased 50.7 percent due to a 64.5 percent decrease in the volume of molasses sold partially offset by a 38.8 percent increase in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 6.4 percent due to a 17.6 percent increase in the average selling price per ton partially offset by a 9.5 percent decrease in sales volume.

Cost of product sold, for the three months ended November 30, 2001, exclusive of payments for sugarbeets, decreased $69.0 million as compared to the same period last year. Direct processing costs for sugar and pulp decreased 12.0 percent due to harvesting 16.3 percent fewer sugarbeets and processing 7.0 percent less sugarbeets. Fixed and committed expenses increased 2.0 percent reflecting higher maintenance costs. The change in product inventories impacted the cost of product sold favorably by $66.0 million. This was primarily due to two factors. First, The value of the carryover sugar inventory as of August 31, 2000, which was sold during the first quarter of fiscal 2001, was approximately $43.0 million higher than the value of the carryover sugar inventory as of August 31, 2001, which was sold during the first quarter of fiscal 2002. The higher inventory level as of August 31, 2000 consisted largely of sugar pledged to the CCC, which was forfeited during the first quarter of fiscal 2001. Second, the value of the sugar inventory as of November 30, 2001 was approximately $23.0 million more than the value of the sugar inventory as of November 30, 2000 due primarily to a higher sugar inventory level.

Selling, general and administrative expenses for the three months ended November 30, 2001 decreased $4.1 million from 2001. Selling expenses decreased $2.7 million primarily due to lower sugar storage costs partially offset by the reinstatement of the marketing assessment fee this year. General and Administrative expenses decreased $1.5 million due to lower personnel costs and other general cost reductions.

The decrease in accrued continuing costs from last year was due primarily to changes in the volume of sugar sales and production, differences in the timing of incurring processing costs and the amount of unsold inventory on hand.

Interest income decreased $.6 million for the three months ended November 30, 2001 as compared to the same period last year primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense decreased $ 1.2 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities resulted in a loss of $ .4 million in each of the three months ended November 30 2001 and 2000. The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold Limited Liability Company.

2001 Payment-In-Kind Program

In September 2001, the United States Department of Agriculture (USDA) announced a Payment-In-Kind (PIK) program for the 2001 crop year. Under this program, the Company’s shareholders were paid to destroy a portion of their 2001 sugarbeet crop.  Payments to the Company’s shareholders were made by the USDA in the form of certificates to be exchanged for sugar held by the USDA.  The Company has entered into contracts with its shareholders to purchase the sugar certificates they received from the USDA and reduce the shareholders’ delivery obligation to the Company to the extent sugarbeets were destroyed. As a result of the PIK program, the number of acres of the 2001 sugarbeet crop harvested by the shareholders was reduced by approximately 29,000 acres. At this time, the Company does not believe that the reduction in sugarbeets available to process as a result of the PIK program will materially affect the results of operations for fiscal 2002. On December 3, 2001, the CCC finalized the amount of sugar to be exchanged for the PIK certificates. As a result, the Company received approximately 588,673 hundredweight of sugar in exchange for the PIK certificates on December 3, 2001 and will receive an additional 588,673 hundredweight of sugar on March 1, 2002.

Liquidity and Capital Resources

Under the Company’s Bylaws and Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, the beet payments made to members are paid in three payments over the course of a year, and the payments are made net of any anticipated unit retain for the crop. These procedures have the effect of providing the Company with an additional source of short-term financing.  This member financing arrangement may result in an additional source of liquidity and reduced need for outside financing in comparison to a similar business operated on a non-cooperative basis.

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of $158.3 million, of which $118.3 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $43.8 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; a term loan with Bank of North Dakota of $6.4 million; and $1 million from US Bank.  The Company also has a seasonal line of credit with a consortium of lenders lead by CoBank, ACB of $180 million, of which $30.0 million is currently outstanding, and a line of credit with Wells Fargo Bank for $3 million. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $103.1 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The change in the Company’s financial condition from August 31, 2001 to November 30, 2001 is primarily due to normal business seasonality.  The first three months of the Company’s fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets.  The cash used in operations of $124.4 million and investing activities of $2.2 million was funded primarily through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $119.1 million, and proceeds from the installment sale of stock of $3.4 million.

Working capital has increased $13.5 million from $48.6 million at the beginning of the year to $62.1 million as of November 30, 2001 primarily due to increased inventories partially offset by additional short-term debt, increases in payables and the amounts due growers and a decrease in receivables.  Working capital as of November 30, 2001 was $62.1 million, an increase of $17.7 million when compared to $44.4 million of working capital as of November 30, 2000.

Capital expenditures for the three months ended November 30, 2001 were $2.3 million as compared to $5.7 million for the same period in 2000. The Company had outstanding commitments totaling $1.8 million as of November 30, 2001, for equipment and construction contracts related to various capital projects.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2001 with its shareholders from the five geographical districts where the Company’s factories are located.

At the Moorhead Factory District Meeting held on November 12, 2001, David J. Kragnes was re-elected as a Director, receiving 83 of the 85 votes cast with 4 abstentions. His three-year term expires in December 2004. Michael A. Astrup and Richard Borgen will continue as Directors for the Moorhead Factory District.

At the Hillsboro Factory District Meeting held on November 13, 2001, Jeff McInnes was elected as a Director, receiving 48 of the 89 votes cast with 1 abstention. His three-year term expires in December 2004. Jerry D. Bitker and Francis L. Kritzberger will continue as Directors for the Hillsboro Factory District. Court G. Hanson did not seek re-election as a Director at the end of his term for reasons unrelated to the company.

At the East Grand Forks Factory District Meeting held on November 14, 2001, Curtis Haugen was elected as a Director, receiving 122 of the 177 votes cast with 2 spoiled ballots. His three-year term expires in December 2004. Paul Driscoll and G. Terry Stadstad will continue as Directors for the East Grand Forks Factory District. Steven M. Goodwin did not seek re-election as a Director at the end of his term for reasons unrelated to the company.

At the Drayton Factory District Meeting held on November 15, 2001, Robert Vivatson was re-elected as a Director, receiving 114 of the 114 votes cast with 2 abstentions. His three-year term expires in December 2004. Patrick D. Mahar and Neil Widner will continue as Directors for the Drayton Factory District.

At the Crookston Factory District Meeting held on November 16, 2001, Jim A. Ross was re-elected as a Director, receiving 64 of the 65 votes cast with 2 abstentions. His three-year term expires in December 2004. Lonn M. Kiel  and Ronald E. Reitmeier will continue as Directors for the Crookston Factory District.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended May 31, 1998.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended May 31, 1998.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.2	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.7	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.8	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.9	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.10	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.11	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.12	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.13	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
++10.14	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.15	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999
10.16	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.17	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999
10.18	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999
10.19	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999
10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000
10.21	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000
10.22	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000
10.23	Growers’ Contract (5-year Agreement) for the crop years 1998 through 2002.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2001
10.24	Growers’ Contract (Annual Contract) for crop year 2001.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2001
10.25	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended May 31, 2001
10.26	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001.	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001
10.27	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Filed herewith electronically
10.28	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 1999
23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001

+              Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

++           Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during this quarter.

(i)	Current Report on Form 8-K, dated October 2, 2001, under item 9 reporting projected gross beet payment increase for the 2000 crop.

(ii)	Current Report on Form 8-K, dated November 8, 2001, under item 9 reporting the final gross beet payment for the 2000 crop and the projected gross beet payment for the 2001 crop

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY (Registrant)

Date: January 9, 2002	/s/ Brian Ingulsrud
Brian Ingulsrud
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer