Form 10-K405/A
period 2001-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2002-03-22
CIK 4828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
 NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of November 16, 2001, 3,133 shares of the Registrant's Common Stock and 498,570 shares of the Registrant's Preferred Stock were outstanding. There is no established public market for the Registrant's Common Stock or Preferred Stock. Although there is a limited, private market for shares of the Registrant's stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

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

Item 1.    BUSINESS

GENERAL

        The Company is a Minnesota agricultural cooperative corporation owned by approximately 3,100 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley. The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada. The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899. The Company currently processes sugarbeets from a base level of approximately 500,000 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year. By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as molasses, sugarbeet pulp and concentrated separated by-product ("CSB"), a by-product of the molasses desugarization process.

        The Company's sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative and United States Sugar Corporation. The Company's agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.

        The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota that is currently being leased to Cargill, Incorporated. The Company and Newcourt Capital USA own Crystech, LLC that operates the molasses desugarization facility adjacent to the Company's processing facility in Hillsboro, North Dakota.

        The Company's corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400. Its fiscal year ends August 31.

Products and Production

        The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also sells agri-products and sugarbeet seed. The Company's total annual sugar and agri-product production is influenced by the amount and quality of sugarbeets grown by its members, the processing capacity of the Company's plants and by its ability to store harvested sugarbeets.

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

        The sugar production process results in a variety of agri-products. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feed. The remaining molasses and CSB from the molasses desugarization process are marketed primarily to yeast manufacturers and for use in animal feed. The Company's agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.

        The Company develops and markets sugarbeet seeds with Betaseed, Inc., a Minnesota corporation that is a wholly owned subsidiary of KWS Kleinwanzlebener Saatzucht, AG, a German seed company that is one of the three largest seed companies in the world. Through the Betaseed arrangement, the Company has the right to market its branded seed to its own members. Betaseed has the right to market Betaseed branded seed to the Company's members and also to market both the Company's branded seed and its Betaseed branded seed in all other markets.

        The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota that is currently being leased to Cargill, Incorporated. The Company and Newcourt Capital USA own Crystech, LLC that operates the molasses desugarization facility adjacent to the Company's processing facility in Hillsboro, North Dakota.

Recent Crops

        The sugarbeet crop grown during 2001 that will be processed during fiscal 2002, produced a total of approximately 17.8 tons of sugarbeets per acre from approximately 452,000 acres. The number of acres harvested was reduced by approximately 29,000 as a result of member participation in the United States Department of Agriculture ("USDA") Payment-In-Kind ("PIK") program. This production was less than the ten-year average of 19.1 tons per acre for the crops grown in the years 1991 through 2000. The sugar content of the 2001 crop was 18.0 percent, in comparison to a ten-year average for the applicable period of 17.35 percent. The Company has begun processing the sugarbeets produced from the 2001 crop and expects to produce a total of approximately 24.3 million hundredweight of sugar from the crop.

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

        For a discussion of the 2000, 1999 and 1998 crops and results of operations for fiscal years 2001, 2000 and 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        The United States sugar industry has been subject to industry consolidation. Today there are less than 10 sugar sellers, with over 70 percent of United States sugar market share concentrated in the top three sellers, all of which are fully integrated sugarbeet and cane suppliers. The Company's sugar production and sales represented approximately 15 percent of the total domestic market for refined sugar in 2000/2001. Sugar sales by United Sugars Corporation, the Company's marketing agent, represent approximately 27 percent of the United States sugar market.

        The Company's main competitors in the domestic market are Imperial Sugar Company ("Imperial"), Tate & Lyle North America ("Tate & Lyle"), Amalgamated Sugar Company, California & Hawaiian Sugar Company and Florida Crystals Incorporated. Because sugar is a fungible commodity, competition in the United States industry is primarily based upon price, customer service and reliability as a supplier.

        Imperial, the largest marketer of sugar in the United States, recently reorganized under Chapter 11 of the United States Bankruptcy Code. The results of the reorganization for Imperial and on the domestic sugar market remain to be determined. Tate & Lyle has announced its intention to exit the United States sugar market. To that end, Tate & Lyle sold its Domino Sugar division during fiscal 2001. Tate & Lyle is also attempting to divest itself of Western Sugar Company ("Western"), its beet sugar processing subsidiary. Tate & Lyle has entered into a purchase agreement with the Rocky Mountain Sugar Growers Cooperative ("Rocky Mountain"), a newly formed grower cooperative, by which Western may be sold to Rocky Mountain. The closing of the transaction has not occurred as of the date hereof.

Grower Contracts

        The Company purchases all of its sugarbeets from members under contract with the Company. All members have five-year contracts with the Company covering the growing seasons of 1998 through 2002. Each member is obligated to enter into a new five-year contract for subsequent years. In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year. Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage, that may be planted for each share of Preferred Stock held by the members. However, it is the current intention of the Board of Directors and management that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio of 1 to 1 for the foreseeable future, subject to tolerances for overplanting and underplanting established by the Board each year and potential changes in government programs.

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

        Under current grower contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company's estimate of the grower's net beet payment; (ii) on or about March 31, the Company pays an amount which combined with the November payment equals 89.6 percent of the estimated net beet payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company's annual financial statements, the Company pays the remainder of the member's net beet payment. Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members' sugar and agri-products in excess of related member business operating costs, as described above.

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
	Distribution of Net Proceeds Per Ton Harvested(1)
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
	Crop Statistics(1)
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

        United Sugars Corporation sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. For the fiscal year ended August 31, 2001, 89.2 percent (by weight) of the sugar was sold to industrial users. The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the "Crystal Sugar" and "Pillsbury" brand names and various private labels for household consumption. With regard to brand name sales, the Company licenses the use of the "Crystal" trademark and sub-licenses the use of the "Pillsbury" trademark to United Sugars Corporation.

        United Sugars Corporation markets sugar to customers over a large geographical area. United Sugars Corporation's customers are located primarily in Illinois, Indiana, Iowa, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Tennessee, and Wisconsin. During fiscal year 2001, United Sugars Corporation's 10 largest customers accounted for approximately 52.9 percent (by weight) of the sugar sold.

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

        The Company markets its agri-products through Midwest Agri-Commodities Company, a common marketing agency operating on a cooperative basis, whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative. Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 2001, the majority of the Company's pulp production was exported to Japan and Europe. The market for sugarbeet pulp is affected by the availability and quality of competitive foodstuffs. Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders. Total agri-product sales accounted for 6.9 percent of the Company's total revenues during fiscal 2001, of which export sales accounted for 3.7 percent of such revenues. In the past, agri-products export sales accounted for 4.1 percent of the Company's total revenues in 2000 and 3.1 percent in 1999. These percentages are primarily a function of the average market prices for sugar, pulp and molasses and are not necessarily indicative of future relationships between agri-product revenues (both export and domestic) and sugar revenues, because prices of these commodities fluctuate independently of each other.

        There is no single customer of United Sugars Corporation or Midwest Agri-Commodities Company attributable to the Company that accounts for 10% or more of the revenues of the Company.

Government Programs and Regulations

  FAIR Act

        Domestic sugar prices are directly affected by a program administered by the USDA. Under the current program, which was initiated in 1981 and extended with modifications under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture

Improvement and Reform Act of 1996 (the "FAIR Act"), the USDA attempts to maintain the price of sugar at a certain level by influencing the supply of sugar in the domestic market. This price level is dictated by the price at which producers can forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation ("CCC"). Sugar processors can borrow funds on a non-recourse basis from the CCC that are secured by sugar. When the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans in lieu of repayment.

        The USDA has historically maintained sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through regulating the quantity of sugar imports. Under the Tariff Rate Quota ("TRQ") implemented October 1, 1990, sugar producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties. Unlimited additional quantities may be exported to the United States upon payment of a tariff of 15.36 cents per pound prior to shipment. To date, only immaterial quantities of sugar have been imported under this higher tariff level.

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

        The FAIR Act will expire on September 30, 2003. Upon expiration of the FAIR Act, all of the programs discussed above will potentially expire or be eliminated. The Federal government is expected to enact a new Farm Bill in 2002 to replace the FAIR Act. The nature and scope of future legislation affecting the sugar market cannot be predicted and there can be no assurance that price supports will continue in their present form. If the price support program, including the Tariff Rate Quota system described above, was eliminated in its entirety, or if the protection the United States' price support program provides from foreign competitors was materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the Company's continued viability and the desirability of growing sugarbeets for delivery to the Company.

  2000 and 2001 PIK Programs

        The USDA implemented a Payment-In-Kind ("PIK") program that was available to sugar producers throughout the United States during fiscal year 2000. The PIK program was intended to alleviate the oversupply of sugar in the United States by giving a producer refined sugar in exchange for the producer's agreement to destroy sugarbeets that would produce a comparable amount of sugar. Under the PIK program, the Company's members were paid to destroy a portion of their 2000 sugarbeet crop. Payments to the Company's members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar. The Company entered into PIK Certificate Purchase Agreements with its members to purchase the PIK certificates they received from the USDA and to reduce the members' delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program. The purchase price for the PIK certificates reflected an allocation of the Company's fixed costs to account for the reduction of sugarbeets available for processing.

        The PIK Certificate Purchase Agreement authorized the Company to require additional direct capital investments by members participating in the PIK program. The amount of the equity contribution is calculated per cwt. of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year's sugarbeet crop. The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the equity retains attributable to a deceased or totally and permanently disabled former shareholder.

        The Company encouraged and facilitated participation in the PIK program by its members. As a result of the PIK program, the number of acres of the 2000 sugarbeet crops harvested by the Company's members was reduced by approximately 33,000. The PIK certificates received were exchanged for approximately 1.6 million hundredweight of sugar.

        As of August 31, 2001, the USDA had not established a PIK program for the 2001 crop. In September 2001, the USDA announced a PIK program for the 2001 crop year. Under the PIK program, the 2001 sugarbeet crop harvested by the Company's members was reduced by approximately 29,000 acres. The Company anticipates receiving approximately 1.2 million hundredweight of sugar in exchange for the PIK certificates to be received by participating members.

  North American Free Trade Agreement

        Under the terms of the original North American Free Trade Agreement ("NAFTA") text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row. Concerned that Mexico's productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be modified to delay Mexico's access to the U.S. market. To embody these modifications, a side letter agreement on sugar was negotiated by the United States and Mexico prior to passage of NAFTA. The side letter agreement gives Mexico incrementally larger but capped volumes of duty-free access to the U.S. market, and an ability to export additional quantities of sugar to the United States if Mexico pays a gradually descending second tier tariff. The side letter agreement establishes a common market between the United States and Mexico in sugar by 2008.

        The government of Mexico has indicated that it does not agree that the side letter agreement to NAFTA is binding, and has filed a NAFTA Article XX challenge to the United States' implementation of the side letter agreement. At this time, it is not known when, or if, a ruling will be received on the Article XX challenge. If the side letter agreement to the NAFTA is ruled to be invalid, the Company could be materially and adversely affected.

        The Company is concerned that low world sugar prices and a trade conflict between the United States and Mexico over sweetners could permit de facto acceleration of the second tier tariffs under the side letter agreement. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 12 cents in 2000 but decline by approximately 1.5 cents per year until reaching zero in 2008. Low world raw sugar prices and a declining second tier tariff could make it economically viable for Mexican sugar to enter the United States earlier than 2008. In contrast to Mexico's duty free access to the United States sugar market (which was 116,611 short tons raw value for fiscal year 2001) the NAFTA contains no restrictions on second tier imports.

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

        ProGold and Cargill, Incorporated entered into an operating lease under which Cargill leases ProGold's corn wet-milling plant. The lease commenced on November 1, 1997, and the initial term will terminate on December 31, 2007.

Joint Venture: Crystech, LLC

        The Company and Newcourt Capital USA, Inc. ("Newcourt") formed Crystech, LLC ("Crystech"), a Delaware limited liability company, on May 28, 1998. Crystech was formed to construct and operate a molasses desugarization facility in Hillsboro, North Dakota. The Company and Newcourt each own a 50 percent membership interest in Crystech. The financing of the facility includes approximately $86 million of secured debt placed by Newcourt with a consortium of lenders, and approximately $14 million in subordinated debt from the Company.

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

        The Company received a Notice of Violation from the State of Minnesota on April 5, 2001 for alleged violations of the Minnesota hydrogen sulfide standard, performance test reporting requirements and air emission permit requirements at the Crookston, Moorhead and East Grand Forks factories. The Company is currently involved in negotiations with the Minnesota Pollution Control Agency ("MPCA") with the intent of concluding a stipulation agreement with regard to the alleged violation and related penalties. Management believes it will be able to negotiate a satisfactory resolution and that the outcome of the alleged violation should not have a material adverse effect on the Company's financial condition.

Important Factors

        The financial results of the Company's operations may be directly and materially affected by many factors, including prevailing prices of sugar and agri-products, the Company's ability to market its sugar competitively, the weather, government programs and regulations, and costs and expenses. Beyond the factors that may impact the Company's business generally, the Company is involved in several ventures as discussed above that may also materially affect the financial results of the Company's operations.

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

        Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated and cold storage sites. Each of the Company's facilities is currently operating at or near its capacity. The Company owns a molasses desugarization ("MDS") plant at its East Grand Forks facility and participates in a joint venture that owns and operates a MDS plant at the Hillsboro. The MDS plants process molasses to extract additional sugar. The Company's sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories.

        The Company's corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota. The Company also has a 100,000 square foot Technical Services Center situated on approximately 200 acres in Moorhead, Minnesota. The Company owns both facilities, and owns numerous sites as sugarbeet receiving and storage stations. All of the Company's property, plant and equipment (excluding current assets) is mortgaged or pledged as collateral for its indebtedness to various financial institutions.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 2001.

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

	Fiscal Year Ended August 31,
	2001	2000	1999	1998	1997
	(In Thousands, Except For Ratios)
Net Revenues	$866,362	$731,432	$843,968	$676,625	$677,004
Net Proceeds(1)	$389,039	$358,373	$369,681	$313,007	$373,649
Total Assets	$641,445	$739,719	$667,824	$648,118	$581,504
Long-Term Debt, Net of Current Maturities	$201,416	$230,905	$233,135	$194,695	$186,800
Members' Investments	$255,660	$249,330	$241,286	$224,843	$175,928
Property and Equipment Additions, net of retirements	$21,851	$42,088	$58,693	$98,992	$69,542
Working Capital	$48,572	$55,336	$56,733	$30,357	$45,652
Ratio of Long-Term Debt to Equity(2)	.79:1	.93:1	.97:1	.87:1	1.06:1

	Fiscal Year Ended August 31,
Production Data(3)
	2001	2000	1999	1998	1997
	(In Thousands, Except For Tons Purchased Per Acre and Net Beet Payment Per Ton)
Acres harvested	442	486	481	462	459
Tons purchased	9,626	9,657	10,679	8,553	8,313
Tons purchased per acre harvested	21.8	19.9	22.2	18.5	18.1
Gross beet payment per ton of sugarbeets purchased	$37.70	$37.31	$34.67	$37.73	$47.12
Sugar hundredweight
Produced	29,035	26,646	25,453	21,528	22,465
PIK Sugar Receipts	1,561
Sold, including purchased sugar	32,445	24,756	27,552	21,735	20,579
Purchased sugar sold	3	230	798	901	869
Pulp, Molasses and CSB tons
Produced	749	784	921	771	775
Sold	701	803	1,042	728	696

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

        Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of $158.3 million, of which $118.3 million is currently outstanding. In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of

1998; $43.8 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; a term loan with Bank of North Dakota of $6.4 million; and $2 million from US Bank. The Company also has a seasonal line of credit with a consortium of lenders lead by CoBank, ACB of $180 million and a line of credit with Wells Fargo Bank for $3 million. The Company's commercial paper program provides short-term borrowings of up to $150 million of which approximately $14.0 million is currently outstanding. Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

Results of Operations

        U.S. sugar consumption has continued to expand over the past decade. Growth rates averaged approximately 1.6 percent annually during the 1990's. Sugar consumption growth rates are a function of population growth, which has increased slightly over the past five years, and food market trends. The Company believes that sugar consumption should continue to grow between 1 and 2 percent per year as a result of population growth.

        The Company's operational results and the resulting beet payment to members are substantially dependent on market factors, including domestic prices for refined sugar. These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States farm and trade policy, that the Company is unable to predict.

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

        Non-member activities resulted in a loss of $1.9 million in both 2001 and 2000. The loss in each year was primarily comprised of activities related to the investment in ProGold.

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

        Interest expense increased $.7 million primarily due to higher average interest rates.

        Non-member business activities resulted in a loss of $1.9 million in 2000, as compared to a loss of $.5 million in 1999. This change is primarily the result of the gain on the sale of certain sugarbeet seed assets to Betaseed, Inc. being reflected in 1999, offset by increased income from the investment in ProGold.

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

        Non-member business activities resulted in a loss of $.5 million in 1999, as compared to a loss of $9.7 million in 1998. This change is primarily the result of the gain on the sale in 1999 of certain sugarbeet seed assets to Betaseed, Inc. and the reduced loss in 1999 as compared to 1998, from the investments in ProGold.

        Payments to members for sugarbeets, net of unit retains declared, increased by $34.7 million from $314.1 million to $348.8 million. The increase is primarily attributable to a 24.9 percent increase in tons harvested partially offset by a lower per-ton beet payment.

2001 Crop and Estimated Fiscal Year 2002 Information

        This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2001 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2001 sugarbeet crop, the net selling price for the sugar and agri-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop, are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

        As noted earlier, the Growers' Contracts between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in three installments throughout the year after harvest of the applicable sugarbeet crop. As only the final payment is made after the close of the fiscal year in question, the first two payments to members for their sugarbeets are, of necessity, based upon the Company's then-current estimates of the net beet payment arising from the processing of the crop in question and the subsequent sale of the products obtained from processing those sugarbeets.

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

        The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires Dec.
Michael A. Astrup PO Box 219 Dilworth, MN 56529	48	Moorhead	1996	2002
Jerry D. Bitker 1694 Co. Highway #19 Halstad, MN 56548	53	Hillsboro	1996	2002
Richard Borgen 1544 Co. Highway #39 Perley, MN 56574	52	Moorhead	1997	2003
Paul J. Driscoll PO Box 555 East Grand Forks, MN 56721	56	East Grand Forks	2000	2003
Steven M. Goodwin*** RR 3, Box 116 Angus, MN 56712	43	East Grand Forks	1995	2001
Court G. Hanson*** RR 2, Box 1 Blanchard, ND 58009	53	Hillsboro	1993	2001
Curtis Haugen** 45508 300th St. NW Argyle, MN 55108	40	East Grand Forks	2001	2004
Lonn M. Kiel RR 3, Box 71 Crookston, MN 56716	48	Crookston	1994	2003
David J. Kragnes* 10600 60th St. N. Felton, MN 56536	49	Moorhead	1995	2004
Francis L. Kritzberger RR #1, Box 22 Hillsboro, ND 58045	56	Hillsboro	1996	2003
Patrick D. Mahar RR 1, Box 363 Cavalier, ND 58220-9789	59	Drayton	1993	2002

Jeff McInnes** RR 2 Box 140 Hillsboro, ND 58045	44	Hillsboro	2001	2004
Ronald E. Reitmeier RR 1, Box 49 Fisher, MN 56723	56	Crookston	1996	2002
Jim A. Ross* RR 1, Box 5 Fisher, MN 56723	51	Crookston	1998	2004
G. Terry Stadstad 1774 22nd Avenue NE Grand Forks, ND 58203	58	East Grand Forks	1993	2002
Robert Vivatson (Chairman)* PO Box 631 Cavalier, ND 58220	52	Drayton	1992	2004
Neil Widner PO Box 305 Stephen, MN 56757	50	Drayton	2000	2003

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

        Curtis Haugen.    Mr. Haugen will begin to serve as a director in December 2001. Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota. Mr. Haugen is completing his twelfth year as a director of the Red River Valley Sugarbeet Growers Association. Mr. Haugen has served as a director of the Farmer's Union Oil Company, Oslo since 1987 and he has also served as its President.

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

Name	Age	Position
James J. Horvath	56	Chief Executive Officer
Thomas S. Astrup	32	Vice President—Administration
David A. Berg	47	Vice President—Agriculture
Joseph J. Talley	41	Vice President—Finance
David A. Walden	48	Vice President—Operations
Daniel C. Mott	42	Secretary
Samuel S. M. Wai	47	Treasurer and Assistant Secretary
Brian Ingulsrud	38	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	45	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	46	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	44	Director Business Development, Assistant Secretary and Assistant Treasurer

        James J. Horvath.    Mr. Horvath was named Chief Executive Officer in May, 1998. He served as Chief Financial Officer from 1996 to 1998. From 1994 to 1996, Mr. Horvath served as the Company's Vice President-Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company. Mr. Horvath also served as the Company's Vice President-Finance from 1985 to 1994. Mr. Horvath currently serves on the Boards of Directors of United Sugars Corporation and Midwest Agri-Commodities Company.

        Thomas S. Astrup.    Mr. Astrup was named the Company's Vice President-Administration in 2000. Mr. Astrup served as the Company's Corporate Controller, Assistant Treasurer and Assistant Secretary from 1999 to 2000. From 1997 until 1999, he held the position of Controller for Midwest

Agri-Commodities Company. He was the Corporate Accountant for ProGold Limited Liability Company from 1994 to 1997.

        David A. Berg.    Mr. Berg was named Vice President-Agriculture in December 2000. He was Vice President-Administration during the period from October 1998 to December 2000. During the period from 1994 to 1998, Mr. Berg served as the Company's Vice President-Business Development, Vice President-Strategic Planning, Director-Market Information, Manager of Marketing and Analysis and Manager-Economic Research.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation Payouts
	Year	Salary ($)		Incentive Compensation ($)		Other Annual Compensation ($)(1)		1995 Plan Payouts ($)(2)		1999 Plan Payouts ($)
James J. Horvath Chief Executive Officer	2001 2000 1999	$ $ $	410,762 405,865 388,840	$ $ $	279,335 257,645 103,000	$ $ $	38,181 26,954 34,249	$ $ $	6,450 4,437 4,197	— — —
Thomas S. Astrup Vice President—Administration*	2001 2000 1999	$ $ $	119,060 93,556 83,747	$ $ $	88,566 19,749 8,275	$ $ $	6,019 9,745 3,721		N/A N/A N/A	— — —
David A. Berg Vice President—Agriculture	2001 2000 1999	$ $ $	179,077 171,077 152,994	$ $ $	100,800 119,016 39,000	$ $ $	19,099 14,162 14,735	$ $ $	2,409 2,393 1,852	— — —
Joseph J. Talley Vice President—Finance	2001 2000 1999	$ $ $	181,615 171,077 154,231	$ $ $	91,592 98,136 49,008	$ $ $	17,953 13,648 12,594		N/A N/A N/A	— — —
David A. Walden Vice President—Operations	2001 2000 1999	$ $ $	185,000 171,077 158,561	$ $ $	84,431 89,784 35,000	$ $ $	18,398 14,025 14,966		N/A N/A N/A	— — —

*
Effective December 11, 2000

(1)
Includes the cost of additional life insurance coverage, car allowance, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)
Represents the "profit per acre payments" made to the executive under the Company's 1995 LTIP plan (described below). The profit per acre payments are determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive.

Employment Agreement with CEO

        Effective May 15, 1998, the Company and Mr. Horvath entered into an agreement regarding Mr. Horvath's employment by the Company. The agreement provides that Mr. Horvath shall serve as an "at will" employee at the pleasure of the Board of Directors. The agreement also contains the provision of a three-year non-compete/non-solicitation agreement with Mr. Horvath, grants the Board of Directors the authority to establish Mr. Horvath's base compensation each year, and also provides that he may participate in other benefit plans offered by the Company.

        If Mr. Horvath's employment terminates with the Company without cause or he incurs a termination due to disability after age 60, Mr. Horvath is entitled to receive reimbursement for the cost of medical and dental coverage for himself and his spouse from the date of termination through their respective deaths; life insurance coverage equal to his base salary on the date of termination until he attains age 65, from age 65 to 70 equal to 50 percent of his base salary on the date of termination, and after age 70 equal to 25 percent of his base salary on the date of termination; and supplemental pension benefits equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 assuming compensation equal to that in effect as of the date of termination of employment and had attained 30 years of service with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse under the Retirement Plan A and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP).

        If Mr. Horvath's employment terminates with the Company without cause after age 60 and Mr. Horvath subsequently dies, or if Mr. Horvath dies prior to terminating his employment with the Company, Mr. Horvath's spouse is entitled to receive monthly payments for the remainder of her life equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 assuming compensation equal to that in effect as of the date of termination of employment and had attained 30 years of service, with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse under the Retirement Plan A and the cumulative monthly amount of the retirement benefits actually payable to his spouse under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP).

Incentive Plans

Annual Incentive Plan

        The Company's salaried employees are entitled to participate in an annual incentive program that provides for cash awards based partially on the performance of the Company and partially on achievement of certain performance objectives. The performance objectives of the CEO are determined by the Board of Directors. The performance objectives of other executives are determined by the CEO. The amount of the incentive bonus is dependent on the employee's responsibilities, the performance of the Company and the results of the employee's evaluation for the fiscal year.

1995 Plan

        During 2001, the 1995 Long-Term Incentive Plan was terminated and all contract rights cancelled. The participants in the 1995 Plan were compensated for the value of vested benefits under the 1995 Plan. The Company adopted the 1995 Plan, which provided deferred compensation to certain key executives of the Company, on September 1, 1995. This 1995 Plan created financial incentives to reward executives for long-term commitment to the Company and for successfully implementing the Company's long-term growth strategies. Such incentives were based upon contract rights that were available to the executive under the terms of the 1995 Plan, the value of which was related to the value of preferred shares of the Company. The 1995 Plan allowed participants to purchase a limited number of contract rights at the end of each three-year cycle. The 1995 Plan established both minimum and maximum ownership levels. When an executive reached their minimum ownership level, he or she could sell any vested shares over the minimum to any qualified grower. The executive or his estate could also sell any vested shares at the time of his termination, disability or death. At the point of sale, the contract right became a share of Preferred Stock which the Company issued to the purchasing grower. The executive received the proceeds of the sale, less appropriate taxes. The long-term cost of the stock was not to the Company, but to the grower who eventually purchased the stock from the executive. The 1995 Plan also provided for annual payments of "profit per acre payments" to executives holding contract rights. The profit per acre payments were determined by subtracting from the Company's beet payment per acre the average cost of production per acre incurred by the Company's members and multiplying the result by the number of contract rights held by the executive. The contract rights acquired under this plan terminate five years after the executive's employment with the Company is terminated, if not exercised by the executive. This 1995 Plan was replaced by the 1999 Long-Term Incentive Plan discussed below.

        The table below reflects last year's "profit per acre payments" for the 1995 Plan prior to the termination.

1995 Plan
Long-Term Incentive Plan Awards

Executive Officers	Fiscal 2001 Representative Payout(1)
James J. Horvath	$6,450
David A. Berg	$2,409

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

1999 Plan

Long-Term Incentive Plan Awards

	Fiscal 2001 Contract Rights
			Total Contract Rights Held
Executive Officers						Fiscal 2001 Payout Representative
	Granted	Stated Value	Granted	Vested	Stated Value
James J. Horvath	246.65	$246,653	467.49	73.61	$467,491	—
Thomas S. Astrup	29.25	$29,250	29.25		$29,250	—
David A. Berg	54.00	$54,000	100.98	15.66	$100,980	—
Joseph J. Talley	54.90	$54,900	101.88	15.66	$101,880	—
David A Walden	56.10	$56,100	103.08	15.66	$103,080	—

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

        Certain executive employees of the Company are eligible to participate in a "Supplemental Executive Retirement Plan." Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to (i) the difference between amounts actually contributed to the Company's 401(k) plan on behalf of the executive and the amounts which could have been contributed if certain provisions of the Internal Revenue Code did not prohibit the contribution of such amounts and (ii) the difference between the benefits actually payable to the executive under the provisions of Retirement Plan "A" and the amounts which would be payable under Retirement Plan "A" if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. In addition, the executive may elect to defer a portion of his or her compensation, ranging from 2 percent to 16 percent, by regular payroll deductions under the Supplemental Plan, and may also defer 100 percent of all incentive compensation and profits-per-acre payments. The Supplemental Plan is an "unfunded" plan, with all amounts to be paid under the Supplemental Plan to be paid from the general assets of the Company when due and also to be subject to the claims of the Company's creditors.

        The table below shows the approximate annual pension benefits payable to executive officers at normal retirement under Retirement Plan A, as well as a non-qualified supplemental benefit plan. The compensation covered by the pension program is based on an employee's annual salary and incentive compensation. Amounts payable are computed on the basis of a straight life annuity and are not reduced for social security benefits or other offsets.

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

        The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company matches 100 percent of the nonunion and union year-round participant's contribution up to 4 percent and 2 percent respectively of their gross earnings. The total annual pre-income tax addition to any employee's account in any calendar year may not exceed the lesser of (i) $30,000 or (ii) 25 percent of annual compensation less the amount of the contribution and any salary conversion. For calendar 2001, the employee pre-income tax contribution is limited to $10,500. An employee may also contribute up to 10 percent of his annual compensation on an after-tax basis. Benefits under the 401(k) plans begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59 1/2, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70 1/2 or is terminated.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Under state law and the Company's Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company's stock can only be held by individuals who are sugarbeet growers. None of the officers or executives of the Company hold stock of the Company. As of the date hereof, no director owns beneficially more than 1 percent of the Company's issued and outstanding Preferred Stock and the directors, as a group, beneficially own 2.16 percent of the Company's issued and outstanding Preferred Stock. To the best of the Company's knowledge, no other party beneficially owns more than 2 percent of the Company's Preferred Stock.

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

  1.
  Financial Statements
  Report of Independent Auditors
  Balance Sheets as of August 31, 2001 and 2000
  Statements of Operations for the Years Ended August 31, 2001, 2000 and 1999
  Statements of Changes in Members' Investments for the Years Ended August 31, 2001, 2000 and 1999
  Statements of Cash Flows for the Years Ended August 31, 2001, 2000 and 1999
  Notes to Financial Statements

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JOSEPH J. TALLEY JOSEPH J. TALLEY Vice President—Finance

APPENDIX A

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company
Moorhead, Minnesota

        We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 2001 and 2000, and the related statements of operations, changes in members' investments and cash flows for the years ended August 31, 2001, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ EIDE BAILLY LLP

Eide Bailly LLP
October 5, 2001
Eden Prairie, Minnesota

AMERICAN CRYSTAL SUGAR COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31
(IN THOUSANDS)

	2001	2000	1999
Net Revenue	$866,362	$731,432	$843,968
Cost of Product Sold	279,978	190,365	267,764

Gross Proceeds	586,384	541,067	576,204
Selling, General and Administrative Expenses	181,607	163,803	190,413

Operating Proceeds	404,777	377,264	385,791

Other Income (Expense):
Interest Income	3,232	3,202	1,762
Interest Expense, Net	(19,973)	(22,645)	(21,960)
Other, Net	1,112	615	4,219

Total Other (Expense)	(15,629)	(18,828)	(15,979)

Proceeds Before Income Taxes	389,148	358,436	369,812
Income Tax Expense	(109)	(63)	(131)

Net Proceeds Resulting from Member and Non-Member Business	$389,039	$358,373	$369,681

Distributions of Net Proceeds:
Credited (Charged) to Members' Investments:
Non-Member Business (Loss)	$(1,884)	$(1,879)	$(494)
Equity Retention Declared to Members	1,560	—	—
Unit Retains Declared to Members	19,239	19,299	21,332

Net Credit to Members' Investments	18,915	17,420	20,838
Payments to Members for PIK Certificates, Net of Equity Retention Declared	26,507	—	—
Payments to Members for Sugarbeets, Net of Unit Retains Declared	343,617	340,953	348,843

Total	$389,039	$358,373	$369,681

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
BALANCE SHEETS
AUGUST 31
(In Thousands)

	2001	2000
Assets
Current Assets:
Cash and Cash Equivalents	$5,902	$70,124
Receivables:
Trade	67,332	49,489
Members	3,300	1,063
Other	1,553	3,230
Advances to Related Parties	14,924	9,219
Inventories	104,269	147,935
Prepaid Expenses	5,989	4,363

Total Current Assets	203,269	285,423

Property and Equipment:
Land	32,511	27,616
Buildings and Equipment	839,431	825,047
Construction in Progress	1,453	6,676
Less Accumulated Depreciation	(510,015)	(477,868)

Net Property and Equipment	363,380	381,471

Other Assets:
Investments in CoBank, ACB	15,676	15,135
Investments in Marketing Cooperatives	1,638	3,219
Investments in ProGold Limited Liability Company	38,533	36,867
Investments in Crystech, LLC	1,545	1,630
Notes Receivable—Crystech, LLC	13,905	13,905
Other Assets	3,499	2,069

Total Other Assets	74,796	72,825

Total Assets	$641,445	$739,719

Liabilities and Members' Investments
Current Liabilities:
Short-Term Debt	$13,963	$103,376
Current Maturities of Long-Term Debt	19,070	18,925
Accounts Payable	19,775	26,291
Advances Due to Related Parties	3,568	8,845
Other Current Liabilities	15,555	18,984
Amounts Due Members	82,766	53,666

Total Current Liabilities	154,697	230,087
Long-Term Debt, Net of Current Maturities	201,416	230,905
Other Liabilities	29,672	29,397

Total Liabilities	385,785	490,389

Members' Investments:
Preferred Stock	38,275	38,275
Common Stock	31	30
Additional Paid-In Capital	137,241	131,071
Unit Retains	116,480	116,216
Equity Retention	1,560	—
Accumulated Other Comprehensive Income (Loss)	(436)	(655)
Retained Earnings (Deficit)	(37,491)	(35,607)

Total Members' Investments	255,660	249,330

Total Liabilities and Members' Investments	$641,445	$739,719

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
FOR YEARS ENDED AUGUST 31
(In Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unit Retains	Equity Retention	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Deficit)	Total	Annual Comprehensive Income/(Loss)
Balance, August 31, 1998	$38,275	$28	$116,183	$105,850	$—	$(2,259)	$(33,234)	$224,843
Non-Member Business (Loss)	—	—	—	—	—	—	(494)	(494)	$(494)
Pension Liability Adjustment	—	—	—	—	—	(1,829)	—	(1,829)	(1,829)
Unit Retains Withheld from Members	—	—	—	21,332	—	—	—	21,332	—
Payments to Estates and Disabled Individuals	—	—	—	(365)	—	—	—	(365)	—
Payments of 1991 Crop Unit Retains to Members	—	—	—	(9,968)	—	—	—	(9,968)	—
Stock Issued, Net	—	2	7,765	—	—	—	—	7,767	—

Balance, August 31, 1999	38,275	30	123,948	116,849	—	(4,088)	(33,728)	241,286	$(2,323)

Non-Member Business (Loss)	—	—	—	—	—	—	(1,879)	(1,879)	$(1,879)
Pension Liability Adjustment	—	—	—	—	—	3,433	—	3,433	3,433
Unit Retains Withheld from Members	—	—	—	19,299	—	—	—	19,299	—
Payments to Estates and Disabled Individuals	—	—	—	(401)	—	—	—	(401)	—
Payments of 1992 Crop Unit Retains to Members	—	—	—	(19,531)	—	—	—	(19,531)	—
Stock Issued, Net	—	—	7,123	—	—	—	—	7,123	—

Balance, August 31, 2000	38,275	30	131,071	116,216	—	(655)	(35,607)	249,330	$1,554

Non-Member Business (Loss)	—	—	—	—	—	—	(1,884)	(1,884)	$(1,884)
Pension Liability Adjustment	—	—	—	—	—	219	—	219	219
Unit Retains Withheld from Members	—	—	—	19,239	—	—	—	19,239	—
Equity Retention	—	—	—	—	1,560	—	—	1,560	—
Payments to Estates and Disabled Individuals	—	—	—	(217)	—	—	—	(217)	—
Payments of 1993 Crop Unit Retains to Members	—	—	—	(18,758)	—	—	—	(18,758)	—
Stock Issued, Net	—	1	6,170	—	—	—	—	6,171	—

Balance, August 31, 2001	$38,275	$31	$137,241	$116,480	$1,560	$(436)	$(37,491)	$255,660	$(1,665)

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31
(In Thousands)

	2001	2000	1999
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$389,039	$358,373	$369,681
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(343,617)	(340,953)	(348,843)
Payments to Members for PIK Certificates, Net of Equity Retention Declared	(26,507)	—	—
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	40,427	37,562	34,334
Income from Equity Method Investees	(69)	(1,298)	(802)
Loss on the Disposition of Property and Equipment	1,170	1,216	661
Non-Cash Portion of Patronage (Dividend)/Loss from CoBank, ACB	(541)	292	463
Deferred Gain Recognition	(197)	(197)	(201)
Changes in Assets and Liabilities:
Receivables	(18,402)	22,109	(16,658)
Inventories	(61,379)	(35,977)	30,424
Prepaid Expenses	(2,402)	(2,083)	799
Advances To/Due to Related Parties	(10,982)	22,045	3,983
Accounts Payable	(6,516)	33	(9,873)
Other Liabilities	1,451	4,052	3,900
Amounts Due Members	29,100	17,968	21,283

Net Cash Provided By (Used In) Operations	(9,425)	83,142	89,151

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(23,063)	(43,935)	(59,783)
Proceeds from the Sale of Property and Equipment	42	631	430
Investments in Marketing Cooperatives	—	—	(609)
Investments in Crystech, LLC	—	(47)	(114)
Issuance of Notes Receivable—Crystech, LLC	—	(2,022)	(8,164)
Changes in Other Assets	(1,723)	2,032	357

Net Cash (Used In) Investing Activities	(24,744)	(43,341)	(67,883)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	12,095	43,196	(56,142)
Proceeds from Long-Term Debt	14,841	17,000	67,455
Long-Term Debt Repayment	(44,185)	(19,220)	(27,900)
Issuance of Stock	6,171	7,123	7,767
Payment of Unit Retains	(18,975)	(19,932)	(10,333)

Net Cash Provided By (Used In) Financing Activities	(30,053)	28,167	(19,153)

Increase (Decrease) In Cash and Cash Equivalents	(64,222)	67,968	2,115
Cash and Cash Equivalents, Beginning of Year	70,124	2,156	41

Cash and Cash Equivalents, End of Year	$5,902	$70,124	$2,156

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

Revenue Recognition

        Revenue from sugar and by-product sales is recorded when the product is shipped to the customer.

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

Impairment of Long Lived Assets

        The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

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

        Equity Retention—The Payment-In-Kind (PIK) Certificate Purchase Agreement authorizes the Company to require additional direct capital investments by members participating in the PIK program. The amount of the equity contribution is calculated per cwt. of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year's sugarbeet crop. The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the equity retains attributable to a deceased or totally and permanently disabled former shareholder.

        Accumulated Other Comprehensive Income (Loss)—Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the minimum pension liability adjustment. Consistent with the Company's treatment of income taxes related to member source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes.

        Retained Earnings (Deficit)—Retained earnings represent the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes from the years prior to 1996.

Interest Expense, Net

        The Company earns patronage dividends from CoBank, ACB based on the Company's share of the net income earned by the bank. These patronage dividends are applied against interest expense.

Income Taxes

        The Company is a non-exempt cooperative for federal income tax purposes. As such, the Company is subject to corporate income taxes on its net income from non-member sources. The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting.

        Deferred tax assets, less any applicable valuation allowance, and deferred tax liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

(3)  INVENTORIES:

        The major components of inventories are as follows:

	2001	2000
	(In Thousands)
Refined Sugar, Pulp, Molasses, other Agri-Products and Sugarbeet Seed	$86,367	$126,545
Sugarbeets	—	3,402
Maintenance Parts and Supplies	17,902	17,988

Total Inventories	$104,269	$147,935

(4)  PROPERTY AND EQUIPMENT:

        Indirect costs capitalized were $.8 million, $1.1 million and $1.0 million in 2001, 2000 and 1999, respectively. Construction period interest capitalized was $.3 million, $.7 million and $1.2 million in 2001, 2000 and 1999, respectively.

(5)  INVESTMENTS IN MARKETING COOPERATIVES:

        The Company has a 56 percent ownership interest and a 25 percent voting interest in United. The investment is accounted for using the equity method. All sugar products produced are sold by United as an agent for the Company. The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year. The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United. The Company had outstanding advances to United of $14.4 million and $8.4 million as of August 31, 2001 and 2000, respectively. The Company provides administrative services for United and is reimbursed for costs incurred. The Company was reimbursed $1.3 million, $1.6 million and $.9 million for services provided during 2001, 2000 and 1999, respectively.

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

(6)  PROGOLD LIMITED LIABILITY COMPANY:

        The Company has a 46 percent ownership interest in ProGold. ProGold leases substantially all of its assets to Cargill, Incorporated under an operating lease. Following is summary financial information for ProGold:

	2001	2000
	(In Thousands)
Current Assets	$2,932	$2,418
Long-Term Assets	199,471	209,663

Total Assets	$202,403	$212,081

Current Liabilities	$3,856	$6,314
Long-Term Liabilities	121,729	133,091

Total Liabilities	125,585	139,405
Members' Equity	76,818	72,676

Total Liabilities and Members' Equity	$202,403	$212,081

	2001	2000	1999
	(In Thousands)
Rental Revenue on Operating Lease	$26,709	$26,793	$27,988
Expenses	22,567	23,581	26,473

Net Income	$4,142	$3,212	$1,515

(7)  CRYSTECH, LLC:

        Crystech is a special purpose entity that operates a molasses desugarization facility at the Company's Hillsboro, North Dakota sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota and Moorhead, Minnesota sugar factories. The Company accounts for its investment in the joint venture using the equity method. The net interest capitalized related to the investment in Crystech totaled $47,000 and $114,000 for the years ended August 31, 2000 and 1999, respectively. The molasses desugarization facility became operational on February 1, 2000.

        As of August 31, 2001 and 2000, the Company had outstanding notes receivable from Crystech totaling $13.9 million. The notes are subordinate to long-term debt of Crystech totaling $67.6 million and $82.9 million as of August 31, 2001 and 2000, respectively. The notes bear interest at rates of 6.41 percent to 8.17 percent. Interest income related to these notes totaled $1.0 million in both 2001 and 2000. The Company had a receivable from Crystech, related to the interest on these notes of $.3 million as of August 31, 2000. Repayments of principal are not permitted until the senior debt has been paid in full. The subordinated notes are due and payable in December 2007. The Company also had outstanding payables to Crystech of $1.2 million and $6.0 million as of August 31, 2001 and 2000, respectively, related to the tolling services agreement. The Company had outstanding receivables of $.1 million and $.7 million as of August 31, 2001 and 2000, respectively, primarily relating to capital expenditures paid on behalf of Crystech.

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

	2001	2000
	(In Thousands)
Current Assets	$1,922	$6,635
Long-Term Assets	82,471	95,462

Total Assets	$84,393	$102,097

Current Liabilities	$9,334	$14,633
Long-Term Liabilities	72,265	84,552

Total Liabilities	81,599	99,185
Members' Equity	2,794	2,912

Total Liabilities and Members' Equity	$84,393	$102,097

	2001	2000	1999
	(In Thousands)
Revenue	$24,052	$14,692	$—
Operating Expenses	17,349	10,588	—
Other Expenses	6,821	4,282	—

Net Loss	$(118)	$(178)	$—

(8)  LONG-TERM AND SHORT-TERM DEBT:

        The long-term debt outstanding as of August 31, 2001 and 2000, is summarized below:

	2001	2000
	(In Thousands)
Term Loans from CoBank, ACB, due in varying amounts through 2008, Interest at 6.01% to 8.58%, with senior lien on substantially all non-current assets	$118,300	$155,300
Term Loans from Insurance Companies, due in varying amounts from 2018 through 2028, Interest at 7.32% to 7.42%, with senior lien on substantially all non-current assets	50,000	50,000
Term Loans from US Bank Corp, Ag Credit, due in equal amounts through 2002, Interest at 8.25%, unsecured	2,000	3,000
Term Loans from the Bank of North Dakota, due in equal amounts through 2009, Interest at 6.34%, unsecured	6,400	7,200
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2018, Interest at fixed and varying rates, (3.90% to 5.40% and 2.35%, respectively, as of August 31, 2001), substantially secured by letters of credit	43,786	4,330

Total Long-Term Debt	220,486	249,830
Less Current Maturities	(19,070)	(18,925)

Long-Term Debt, Net of Current Maturities	$201,416	$230,905

        Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2002	$19,070
2003	19,045
2004	18,060
2005	18,075
2006	18,090

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

        The short-term debt outstanding as of August 31, 2001 and 2000, is summarized below:

	2001	2000
	(In Thousands)
Loans from the Commodity Credit Corporation	$—	$103,376
Commercial Paper	13,963	—

Total Short-Term Debt	$13,963	$103,376

        Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2001 and 2000, follow:

	2001	2000
	(In Thousands, Except Interest Rates)
Maximum Borrowings	$202,673	$197,055
Average Borrowing Levels	$105,817	$116,489
Average Interest Rates	6.32%	6.71%

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

(10) MEMBERS' INVESTMENTS:

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

        The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs as of August 31, 2001, 2000 and 1999:

Components of Net Periodic Pension Cost	2001	2000	1999
	(In Thousands)
Service Cost	$1,872	$1,625	$1,816
Interest Cost	5,167	4,783	4,341
Expected Return on Plan Assets	(5,879)	(4,986)	(4,923)
Multiple Employer Adjustment	(111)	(90)	(1)
Special Termination Benefits	779	—	—
Curtailment Loss	29	—	—
Amortization of Net Transition Assets	(296)	(296)	(296)
Amortization of Prior Service Costs	506	447	1,090
Amortization of Net (Gain) Loss	60	138	(6)

Net Periodic Pension Cost	$2,127	$1,621	$2,021

Components of Net Periodic Post-Retirement Cost	2001	2000	1999
	(In Thousands)
Service Cost	$517	$518	$619
Interest Cost	1,013	871	900
Special Termination Benefits	151	—	—
Amortization of Prior Service Costs	—	2	2
Amortization of Net (Gain) Loss	(274)	(270)	(100)

Net Periodic Post-Retirement Cost	$1,407	$1,121	$1,421

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

        Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans. A 1 percent change in the assumed healthcare trend rates would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$331	$(265)
Effect on the accumulated post-retirement benefit obligation	$2,572	$(2,080)

        The following schedules set forth a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ending August 31, 2001 and 2000 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2001 and 2000:

	Pension		Post-Retirement
	2001	2000	2001	2000
	(In Thousands)
Change in Benefit Obligation
Obligation at the Beginning of the Year	$64,448	$65,357	$12,561	$11,802
Service Cost	1,872	1,625	517	518
Interest Cost	5,167	4,783	1,013	871
Plan Participant Contributions	—	—	(323)	(277)
Amendments	—	833	—	—
Curtailment Loss	29	—	—	—
Special Termination Benefits	779	—	151	—
Actuarial (Gain)/Loss	2,857	(4,991)	4,035	174
Benefits Paid by Employer	(3,536)	(3,159)	(697)	(527)

Obligation at the End of the Year	$71,616	$64,448	$17,257	$12,561

Change in Plan Assets
Fair Value at the Beginning of the Year	$65,250	$55,230	$—	$—
Actual Return on Plan Assets	(787)	9,752	—	—
Plan Participant Contributions	—	—	323	277
Employer Contributions	4,168	3,427	697	527
Benefits Paid	(3,536)	(3,159)	(1,020)	(804)

Fair Value at the End of the Year	$65,095	$65,250	$—	$—

Funded Status
Funded Status as of August 31,	$(6,521)	$802	$(17,257)	$(12,561)
Unrecognized Net Transition Asset	(569)	(865)	—	—
Unrecognized Actuarial Loss/(Gain)	6,775	(2,717)	(1,251)	(5,236)
Unrecognized Prior Service Cost	2,645	3,180	—	—

Net Amount Recognized	$2,330	$400	$(18,508)	$(17,797)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$4,630	$2,545	$—	$—
Accrued Benefit Liability	(2,925)	(3,062)	(18,508)	(17,797)
Intangible Asset	189	262	—	—
Accumulated Other Comprehensive Income	436	655	—	—

Net Amount Recognized	$2,330	$400	$(18,508)	$(17,797)

Change in Additional Minimum Liability (for the current year)

2001
Other Comprehensive Income	$219
Intangible Asset Decrease	$73
Accrued Pension Liability Decrease	$292

The assumptions used in the measurement of the Company's benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2001	2000	2001	2000
Discount Rate	7.75%	8.25%	7.75%	8.25%
Expected Return on Plan Assets	9.0%	9.0%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	5.0%	5.0%	N/A	N/A

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

Defined Contribution Plans

        The Company has qualified 401(k) plans for all eligible employees. The plans provide for immediate vesting of benefits. Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement. The Company matches the non-union and union year-round participants' contributions up to 4 percent and 2 percent respectively, of their gross earnings. The Company's contributions to these plans totaled $1.5 million, $1.4 million and $1.4 million for the years ended August 31, 2001, 2000 and 1999, respectively.

(12) 2000 PIK Program

        Under the United States Department of Agriculture (USDA) Payment- In-Kind (PIK) program, the Company's members were paid to destroy a portion of their 2000 sugarbeet crop. Payments to the Company's members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar. The Company entered into contracts with its members to purchase the PIK certificates they received from the USDA and to reduce the members' delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program. The purchase price for the PIK certificates reflected an allocation of the Company's fixed costs to account for the reduction of sugarbeets available for processing.

        As a result of the PIK program, the number of acres of the 2000 sugarbeet crop harvested by the Company's members was reduced by approximately 33,000 acres. The PIK certificates received were exchanged for approximately 1.6 million hundredweight of sugar.

(13) INCOME TAXES:

        Total income tax payments (refunds) were $(300), $(7,600) and $(380,000) in the years ended August 31, 2001, 2000 and 1999, respectively.

        As of August 31, 2001, the Company had accumulated approximately $21.0 million of net operating loss carryforwards. The net operating loss carryforwards expire in the years 2012 through 2020. The Company has provided a valuation allowance for the entire balance of the deferred tax asset related to the loss carryforwards.

	2001	2000
Deferred tax assets related to non- patronage source loss carryforward	$7,800,000	$9,600,000
Less valuation allowance	7,800,000	9,600,000

Net deferred tax asset	$0	$0

	2001	2000	1999
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	-41.2%	-41.2%	-41.1%
Other, net	0.3%	0.3%	0.2%

Effective tax rate	0.1%	0.1%	0.1%

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

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2001

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.2	Uniform Member Marketing Agreement, Pool Basis between Registrant and Midwest Agri-Commodities Company, dated April 14, 1992	Incorporated by reference to Exhibit 10(m) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.7	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.8	Uniform Member Marketing Agreement	Incorporated by reference to Exhibit 10(x) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
+10.9	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.10	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.11	Gas Sales Contract between Registrant and Coastal Gas Marketing Company, dated as of March 20, 1996	Incorporated by reference to Exhibit 10(aa) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.12	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.13	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.14	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.15	Tolling Services Agreement between Crystech, LLC and Registrant.	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.16	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
++10.17	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.18	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999

10.19	Uniform Member Beet Sugar Marketing Agreement	Incorporated by reference to Exhibit 10.23 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.20	Registrant's Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.21	Registrant's Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.22	Registrant's Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.23	Employment Agreement between the Registrant and James J. Horvath.	Incorporated by reference to Exhibit 10.28 from the Company's Annual Report on Form 10-K form the year ended August 31, 1999
10.24	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.25	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
10.26	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
10.27	Growers' Contract (5-year Agreement) for the crop years 1998 through 2002.	Incorporated by reference to Exhibit 10.29 from the Company's Form 10-Q for the quarter ended February 28, 2001
10.28	Growers' Contract (Annual Contract) for crop year 2001.	Incorporated by reference to Exhibit 10.30 from the Company's Form 10-Q for the quarter ended February 28, 2001
10.29	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2001	Incorporated by reference to Exhibit 10.30 from the Company's Form 10-Q for the quarter ended May 31, 2001

10.30	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company's Annual Report on Form 10-K for the year ended August 31, 2001 filed on November 21, 2001
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company's Annual Report on Form 10K for the year ended August 31, 1999
23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company's Annual Report on Form 10-K for the year ended August 31, 2001 filed on November 21, 2001

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
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SIGNATURE
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