Form 10-Q/A
period 2001-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2002-03-22
CIK 4828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

YES X             NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 9, 2002
$10 Par Value	3,131

AMERICAN CRYSTAL SUGAR COMPANY
FORM 10-Q
INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS	3
	STATEMENTS OF OPERATIONS	5
	STATEMENTS OF CASH FLOWS	6
	NOTES TO THE FINANCIAL STATEMENTS	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	9
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY
Balance Sheets
(Unaudited)
(Dollars in Thousands)

        ASSETS

	November 30
			August 31, 2001*
	2001	2000
Current Assets:
Cash and Cash Equivalents	$793	$24	$5,902
Accounts Receivable:
Trade	47,001	53,210	67,332
Members	1,988	1,902	3,300
Other	940	3,926	1,553
Advances to Related Parties	4,721	80	14,924
Inventories	354,621	346,194	104,269
Prepaid Expenses	18,963	21,795	5,989

Total Current Assets	429,027	427,131	203,269

Property and Equipment:
Land	32,697	27,804	32,511
Buildings and Equipment	840,539	826,099	839,431
Construction-in-Progress	1,711	10,571	1,453
Less: Accumulated Depreciation	(523,092)	(490,616)	(510,015)

Net Property and Equipment	351,855	373,858	363,380

Other Assets:
Investments in CoBank, ACB	15,676	15,135	15,676
Investments in Marketing Cooperatives	1,654	3,267	1,638
Investments in ProGold Limited Liability Company	38,962	37,289	38,533
Investments in Crystech, LLC	1,501	1,584	1,545
Notes Receivable — Crystech, LLC	13,905	13,905	13,905
Other Assets	3,498	1,980	3,499

Total Other Assets	75,196	73,160	74,796

Total Assets	$856,078	$874,149	$641,445

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY
Balance Sheets
(Unaudited)
(Dollars in Thousands)

        LIABILITIES AND MEMBERS' INVESTMENTS

	November 30
			August 31, 2001*
	2001	2000
Current Liabilities:
Short-Term Debt	$133,087	$134,486	$13,963
Current Maturities of Long-Term Debt	19,070	18,925	19,070
Accounts Payable	19,466	25,878	19,775
Advances Due to Related Parties	7,225	7,680	3,568
Accrued Continuing Costs (see note 3)	34,752	36,458	—
Other Current Liabilities	17,924	17,258	15,555
Amounts Due Members	135,448	142,093	82,766

Total Current Liabilities	366,972	382,778	154,697
Long-Term Debt, Net of Current Maturities	200,417	229,905	201,416
Other Liabilities	30,160	28,339	29,672

Total Liabilities	597,549	641,022	385,785

Members' Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	31	30	31
Additional Paid-in Capital	140,600	134,197	137,241
Unit Retains	116,441	97,336	116,480
Equity Retention	1,557	—	1,560
Accumulated Other Comprehensive Income/(Loss)	(436)	(655)	(436)
Retained Earnings/(Deficit)	(37,939)	(36,056)	(37,491)

Total Members' Investments	258,529	233,127	255,660

Total Liabilities and Members' Investments	$856,078	$874,149	$641,445

*
Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY
Statements of Operations
(Unaudited)
(Dollars in Thousands)

	For the Three Months Ended November 30
	2001	2000
Net Revenue	$172,655	$242,855
Cost of Product Sold	(19,837)	49,184

Gross Proceeds	192,492	193,671
Selling, General & Administrative Expenses	39,230	43,368
Accrued Continuing Costs (see note 3)	34,752	36,458

Operating Proceeds	118,510	113,845

Other Income/(Expense)
Interest Income	681	1,324
Interest Expense	(3,252)	(4,424)
Other, Net	329	444

Other (Expense)	(2,242)	(2,656)

Proceeds before Income Taxes	116,268	111,189
Income Tax Expense	—	(20)

Net Proceeds Resulting from
Member and Non-Member Business	$116,268	$111,169

Distribution of Net Proceeds:
Credited/(Charged) to Members' Investments:
Non-Member Business (Loss)	$(448)	$(449)
Unit Retains Declared to Members	—	—
Equity Retention Declared to Members	—	—

Net (Charge) to Members' Investments	(448)	(449)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	116,716	111,618
Payment to/due Members for PIK Certificates,
Net of Equity Retention Declared	—	—

Total	$116,268	$111,169

American Crystal Sugar Company
Statements of Cash Flows
(Unaudited)
(Dollars In Thousands)

	For the Three Months Ended November 30
	2001	2000
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$116,268	$111,169
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(116,716)	(111,618)
Payments to Members for PIK Certificates, Net of Equity Rentention Declared	—	—
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	13,586	13,147
(Income) from Equity Method Investees	(419)	(441)
Loss on the Disposition of Property and Equipment	162	286
Non-Cash Portion of Patronage Dividend from CoBank, ACB	—	—
Deferred Gain Recognition	(49)	(49)
Changes in Assets and Liabilities:
Receivables	22,256	(5,256)
Inventories	(250,352)	(303,304)
Prepaid Expenses	(12,974)	(17,431)
Advances To/Due to Related Parties	13,860	7,974
Accounts Payable	(309)	(412)
Accrued Continuing Costs	34,752	36,458
Other Liabilities	2,857	753
Amounts Due Members	52,682	88,427

Net Cash (Used In) Operations	(124,396)	(180,297)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(2,253)	(5,736)
Proceeds from the Sale of Property and Equipment	117	1
Changes in Other Assets	(19)	68

Net Cash (Used In) Investing Activities	(2,155)	(5,667)

Cash Provided By (Used In) Financing Activities:
Proceeds (Payments) on Short-Term Debt, Net	119,124	132,618
Proceeds from Long-Term Debt	1	—
Long-Term Debt Repayment	(1,000)	(1,000)
Proceeds from Sale of Stock	3,359	3,126
Payment of Unit Retains	(42)	(18,880)

Net Cash Provided by Financing Activities	121,442	115,864

(Decrease) In Cash and Cash Equivalents	(5,109)	(70,100)
Cash and Cash Equivalents, Beginning of Year	5,902	70,124

Cash and Cash Equivalents, End of Period	$793	$24

Supplemental Schedule of Non-Cash Financing Activities:
On September 30, 2000, the Company forfeited sugar in satisfaction of Commodity Credit Corporation loans of $105.3 million including accrued interest of $3.8 million.

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

        Certain reclassifications have been made to the November 30, 2000 financial statements to conform with the November 30, 2001 presentation.

Note 2: Inventories

        The major components of inventories are as follows (In Thousands):

	11/30/01	11/30/00	8/31/01
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$163,636	$137,165	$86,367
Unprocessed Sugarbeets	173,239	191,572	—
Maintenance Parts & Supplies	17,746	17,457	17,902

Total Inventories	$354,621	$346,194	$104,269

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2001 and 2000

        This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "believe", "may" and similar expressions. The Company's actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets. For a more complete discussion of "Important Factors", please refer to the Company's 2001 Form 10-K.

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

        As of November 30, 2001, 40.4 percent of the 2001 crop had been processed, resulting in the recognition of net proceeds from member business of $116.3 million. This represents 40.4 percent of the projected gross beet payment of $289.2 million for the 2001 crop. The actual net proceeds from member business for the three months ended November 30, 2001 was $151.5 million. The difference between the actual net proceeds from member business and the amount recognized resulted in the recognition of $34.8 million of accrued continuing costs as of November 30, 2001. In comparison, as of November 30, 2000, 36.8 percent of the 2000 crop had been processed resulting in the recognition of net proceeds from member business of $111.6 million, which represented 36.8 percent of the

$300 million projected gross beet payment for the 2000 crop. The actual net proceeds from member business for the three months ended November 30, 2000 was $148.1 million. The difference between the actual net proceeds from member business and the amount recognized resulted in the recognition of $36.5 million of accrued continuing costs as of November 30, 2000.

        Interest income decreased $.6 million for the three months ended November 30, 2001 as compared to the same period last year primarily due to a lower average balance of investments and slightly lower interest rates.

        Interest expense decreased $1.2 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

        Non-member activities resulted in a loss of $.4 million in each of the three months ended November 30 2001 and 2000. The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold Limited Liability Company.

2001 Payment-In-Kind Program

        In September 2001, the United States Department of Agriculture (USDA) announced a Payment-In-Kind (PIK) program for the 2001 crop year. Under this program, the Company's shareholders were paid to destroy a portion of their 2001 sugarbeet crop. Payments to the Company's shareholders were made by the USDA in the form of certificates to be exchanged for sugar held by the USDA. The Company has entered into contracts with its shareholders to purchase the sugar certificates they received from the USDA and reduce the shareholders' delivery obligation to the Company to the extent sugarbeets were destroyed. As a result of the PIK program, the number of acres of the 2001 sugarbeet crop harvested by the shareholders was reduced by approximately 29,000 acres. At this time, the Company does not believe that the reduction in sugarbeets available to process as a result of the PIK program will materially affect the results of operations for fiscal 2002. On December 3, 2001, the CCC finalized the amount of sugar to be exchanged for the PIK certificates. As a result, the Company received approximately 588,673 hundredweight of sugar in exchange for the PIK certificates on December 3, 2001 and will receive an additional 588,673 hundredweight of sugar on March 1, 2002.

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

        The change in the Company's financial condition from August 31, 2001 to November 30, 2001 is primarily due to normal business seasonality. The first three months of the Company's fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets. The cash used in operations of $124.4 million and investing activities of $2.2 million was funded primarily through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $119.1 million, and proceeds from the installment sale of stock of $3.4 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held meetings in November 2001 with its shareholders from the five geographical districts where the Company's factories are located.

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

Item 6. Exhibits and Reports on Form 8-K

(a)

        Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company's Form 10-Q for the quarter ended May 31, 1998.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company's Form 10-Q for the quarter ended May 31, 1998.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.2	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.6	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company's Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
+10.7	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.8	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company's Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.9	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company's Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.10	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.11	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.12	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.13	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
++10.14	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company's Annual Report on Form 10-K for the year ended August 31, 1998.
10.15	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Registrant's Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.17	Registrant's Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.18	Registrant's Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company's Annual Report on Form 10-K for the year ended August 31, 1999
10.19	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company's Annual Report on Form 10-K form the year ended August 31, 1999
10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company's Form 10-Q for the quarter ended May 31, 2000
10.21	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
10.22	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company's Annual Report on Form 10K for the year ended August 31, 2000
10.23	Growers' Contract (5-year Agreement) for the crop years 1998 through 2002.	Incorporated by reference to Exhibit 10.29 from the Company's Form 10-Q for the quarter ended February 28, 2001
10.24	Growers' Contract (Annual Contract) for crop year 2001.	Incorporated by reference to Exhibit 10.30 from the Company's Form 10-Q for the quarter ended February 28, 2001
10.25	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2001	Incorporated by reference to Exhibit 10.30 from the Company's Form 10-Q for the quarter ended May 31, 2001
10.26	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001.	Incorporated by reference to Exhibit 10.30 from the Company's Annual Report on Form 10K for the year ended August 31, 2001
10.27	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company's Form 10-Q for the quarter ended November 30, 2001 filed on January 10, 2002

10.28	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company's Form 10-Q for the quarter ended November 30, 2001 filed on January 10, 2002
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company's Annual Report on Form 10K for the year ended August 31, 1999
23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company's Annual Report on Form 10K for the year ended August 31, 2001

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

AMERICAN CRYSTAL SUGAR COMPANY (Registrant)
Date: March 20, 2002	/s/ Joseph J. Talley Joseph J. Talley Vice President-Finance Duly Authorized Officer

QuickLinks

AMERICAN CRYSTAL SUGAR COMPANY FORM 10-Q INDEX
  Item 1. Financial Statements
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Unaudited) (Dollars in Thousands)
AMERICAN CRYSTAL SUGAR COMPANY Balance Sheets (Unaudited) (Dollars in Thousands)
AMERICAN CRYSTAL SUGAR COMPANY Statements of Operations (Unaudited) (Dollars in Thousands)
American Crystal Sugar Company Statements of Cash Flows (Unaudited) (Dollars In Thousands)
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