Form 10-Q
period 2002-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2002-04-10
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2002

Commission file number:  33-83868

AMERICAN CRYSTAL SUGAR COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	84-0004720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 North Third Street

Moorhead, Minnesota  56560

(Address of principal executive offices)

Telephone Number (218) 236-4400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  ☒                                                                   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 8, 2002
$10 Par Value	3,062

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	February 28		August 31,
	2002	2001	2001*
Current Assets:
Cash and Cash Equivalents	$26	$1,039	$5,902
Accounts Receivable:
Trade	57,620	58,562	67,332
Members	—	3	3,300
Other	954	1,008	1,553
Advances to Related Parties	8,987	8,687	14,924
Inventories	341,295	346,944	104,269
Prepaid Expenses	8,342	4,829	5,989
Total Current Assets	417,224	421,072	203,269

Property and Equipment:
Land	32,935	31,035	32,511
Buildings and Equipment	841,157	825,785	839,431
Construction-in-Progress	3,152	11,490	1,453
Less: Accumulated Depreciation	(535,846)	(501,299)	(510,015)
Net Property and Equipment	341,398	367,011	363,380

Other Assets:
Investments in CoBank, ACB	15,676	15,135	15,676
Investments in Marketing Cooperatives	1,630	3,346	1,638
Investments in ProGold Limited Liability Company	39,504	37,745	38,533
Investments in Crystech, LLC	1,456	1,538	1,545
Notes Receivable — Crystech, LLC	13,905	13,905	13,905
Other Assets	4,504	2,012	3,499
Total Other Assets	76,675	73,681	74,796
Total Assets	$835,297	$861,764	$641,445

LIABILITIES AND MEMBERS’ INVESTMENTS

Current Liabilities:
Short-Term Debt	$132,129	$128,335	$13,963
Current Maturities of Long-Term Debt	19,070	18,925	19,070
Accounts Payable	17,125	15,384	19,775
Advances Due to Related Parties	5,768	5,801	3,568
Accrued Continuing Costs (see note 3)	76,541	64,755	—
Other Current Liabilities	16,677	18,076	15,555
Amounts Due Members	110,946	127,406	82,766
Total Current Liabilities	378,256	378,682	154,697

Long-Term Debt, Net of Current Maturities	182,617	220,520	201,416
Other Liabilities	30,435	27,253	29,672
Total Liabilities	591,308	626,455	385,785

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	31	30	31
Additional Paid-in Capital	142,694	136,655	137,241
Unit Retains	100,170	97,309	116,480
Equity Retention	1,557	—	1,560
Accumulated Other Comprehensive Income/(Loss)	(436)	(655)	(436)
Retained Earnings/(Deficit)	(38,302)	(36,305)	(37,491)
Total Members’ Investments	243,989	235,309	255,660
Total Liabilities and Members’ Investments	$835,297	$861,764	$641,445

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28		February 28
	2002	2001	2002	2001
Net Revenue	$346,464	$416,242	$173,809	$173,387
Cost of Product Sold	(63,050)	13,484	(43,213)	(35,700)

Gross Proceeds	409,514	402,758	217,022	209,087

Selling, General & Administrative Expenses	76,305	82,593	37,075	39,225
Accrued Continuing Costs (see note 3)	76,541	64,755	41,789	28,297

Operating Proceeds	256,668	255,410	138,158	141,565

Other Income/(Expense)
Interest Income	1,019	1,888	338	564
Interest Expense	(8,085)	(10,932)	(4,833)	(6,508)
Other, Net	888	667	559	223
Other (Expense)	(6,178)	(8,377)	(3,936)	(5,721)

Proceeds before Income Taxes	250,490	247,033	134,222	135,844
Income Tax Expense	(5)	(39)	(5)	(19)
Net Proceeds Resulting from Member and Non-Member Business	$250,485	$246,994	$134,217	$135,825

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business (Loss)	$(811)	$(698)	$(363)	$(249)
Unit Retains Declared to Members	—	—	—	—
Equity Retention Declared to Members	—	—	—	—
Net (Charge) to Members’ Investments	(811)	(698)	(363)	(249)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	240,626	220,209	123,910	108,591
Payment to/due Members for PIK Certificates, Net of Equity Retention Declared	10,670	27,483	10,670	27,483

Total	$250,485	$246,994	$134,217	$135,825

American Crystal Sugar Company

Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended
	February 28
	2002	2001
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$250,485	$246,994
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(240,626)	(220,209)
Payments To/Due Members for PIK Certificates, Net of Equity Rentention Declared	(10,670)	(27,483)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	27,178	26,406
(Income) from Equity Method Investees	(910)	(947)
Loss on the Disposition of Property and Equipment	229	614
Deferred Gain Recognition	(99)	(99)
Changes in Assets and Liabilities:
Receivables	13,611	(5,791)
Inventories	(237,026)	(304,054)
Prepaid Expenses	(2,353)	(466)
Advances To/Due to Related Parties	8,137	(2,512)
Accounts Payable	(2,650)	(10,907)
Accrued Continuing Costs	76,541	64,755
Other Liabilities	1,885	485
Amounts Due Members	28,180	73,740
Net Cash (Used In) Operations	(88,088)	(159,474)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(5,370)	(12,392)
Proceeds from the Sale of Property and Equipment	119	3
Changes in Other Assets	(1,044)	19
Net Cash (Used In) Investing Activities	(6,295)	(12,370)

Cash Provided By (Used In) Financing Activities:
Proceeds (Payments) on Short-Term Debt, Net	118,166	126,467
Proceeds from Long-Term Debt	1	8,415
Long-Term Debt Repayment	(18,800)	(18,800)
Issuance of Stock	5,453	5,584
Payment of Unit Retains	(16,313)	(18,907)
Net Cash Provided by Financing Activities	88,507	102,759

(Decrease) In Cash and Cash Equivalents	(5,876)	(69,085)
Cash and Cash Equivalents, Beginning of Year	5,902	70,124

Cash and Cash Equivalents, End of Period	$26	$1,039

Supplemental Schedule of Non-Cash Financing Activities:
On September 30, 2000, the Company forfeited sugar in satisfaction of the Commodity Credit Corporation loans of $105.3 million including accrued interest of $3.8 million
.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001

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

The operating results for the six month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

The amount paid to growers for sugarbeets (beet payment) and PIK certificates depends on the future selling prices of sugar and agri-products as well as processing and other costs to be incurred during the remainder of the fiscal year. For the purposes of this report, the amount of the beet payment, the PIK payment, future revenues and costs have been estimated. Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report as amended for the year ended August 31, 2001.

Certain reclassifications have been made to the February 28, 2001 financial statements to conform with the February 28, 2002 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	02/28/02	02/28/01	8/31/01
Refined Sugar, Pulp, Molasses, OtherAgri-Products and Sugar Beet Seed	$273 ,955	$246,618	$86,367
Unprocessed Sugarbeets	49,329	82,980	—
Maintenance Parts & Supplies	18,011	17,346	17,902

Total Inventories	$341,295	$346,944	$104,269

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment. Maintenance parts & supplies and beet seed inventories are valued at the lower of average cost or market.

Note 3: Accrued Continuing Costs

For interim reporting, the Net Proceeds from Member Business is based on (i) the forecasted gross beet payment and the percentage of the tons of sugarbeets processed to the total estimated tons of sugarbeets to process for a given crop year and (ii) on the forecasted gross PIK payment and the percentage of the hundredweight of sugar received to the total hundredweight of sugar to be received. Accrued continuing costs represent the difference between the Net Proceeds from Member Business as determined above and actual member business crop year revenues realized and expenses incurred through the end of the reporting period.  Accrued continuing costs are reflected in the Financial Statements as a cost on the Statements of Operations and as a current liability on the Balance Sheets.

Note 4:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
April 8, 2002	$76.77	600,000	498,570
February 28, 2002	$76.77	600,000	498,570
August 31, 2001	$76.77	600,000	498,570
February 28, 2001	$76.77	600,000	498,570

Common Stock:
April 8, 2002	$10.00	4,000	3,062
February 28, 2002	$10.00	4,000	3,115
August 31, 2001	$10.00	4,000	3,134
February 28, 2001	$10.00	4,000	3,004

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $8.2 million and $11.0 million for the six months ended February 28, 2002 and 2001, respectively.

Note 6: Short-Term Debt

As of February 28, 2002, the Company had outstanding commercial paper of $117.1 million at an average interest rate of 2.56% and maturity dates between March 1, 2002 and May 31, 2002. The Company also had $15.0 million of outstanding short-term debt with CoBank, ACB with an average interest rate of 2.61% and a maturity of March 27, 2002.

As of February 28, 2001, the Company had outstanding commercial paper of $94.1 million at an average interest rate of 6.52% and maturity dates between March 1, 2001 and August 31, 2001. The Company also had a non-recourse loan with the CCC of $34.2 million, against which 1.5 million hundredweight of sugar was pledged as collateral.  The loan carried an interest rate of 6.0% with a maturity date of September 30, 2001.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months Ended February 28, 2002 and 2001

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2001 Form 10-K annual report as amended.

Comparison of the Six Months Ended February 28, 2002 and 2001

Revenue for the six months ended February 28, 2002, was $346.5 million, a decrease of $69.8 million as compared to the same period last year. Revenue from total sugar sales decreased 19.2 percent which reflects the proceeds from the forfeiture of sugar to the Commodity Credit Corporation (CCC) last year and a 4.1 percent decrease in hundredweight sold partially offset by a 2.6 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 31.7 percent due to a 40.1 percent increase in the volume of pulp sold partially offset by a 6.0 percent decrease in the average selling price per ton.  Revenue from molasses sales decreased 14.7 percent due to a 42.0 percent decrease in the volume of molasses sold partially offset by a 47.2 percent increase in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 15.1 percent due to a 21.6 percent increase in the average selling price per ton partially offset by a 5.3 percent decrease in sales volume.

Cost of product sold, for the six months ended February 28, 2002, exclusive of payments for sugarbeets and PIK certificates, decreased $76.5 million as compared to the same period last year. Direct processing costs for sugar and pulp decreased 13.2 percent due to harvesting 16.3 percent fewer sugarbeets and processing 2.8 percent less sugarbeets. Fixed and committed expenses decreased 2.5 percent reflecting lower maintenance costs. The change in product inventories impacted the cost of product sold favorably by $66.3 million. This was primarily due to two factors. First, the value of the carryover product inventories as of August 31, 2000, which were sold in first quarter of fiscal 2001, was approximately $40.0 million higher than the value of the carryover product inventories as of August 31, 2001, which were sold in the first quarter of fiscal 2002. The higher inventory level as of August 31, 2000 consisted largely of sugar pledged to the CCC, which was forfeited during the first quarter of fiscal 2001. Secondly, the value of product inventories as of February 28, 2002 was approximately $26.3 million more than the value of the product inventories as of February 28, 2001 due primarily to a higher sugar inventory level and a slight increase in the net realizable value per hundredweight of sugar.

Selling, general and administrative expenses for the six months ended February 28, 2002 decreased $6.3 million from 2001. Selling expenses decreased $5.3 million primarily due to lower sugar storage costs partially offset by the reinstatement of the marketing assessment fee this year. General and Administrative expenses decreased $1.0 million due to lower personnel costs and other general cost reductions.

As of February 28, 2002, 83.2 percent of the 2001 crop had been processed resulting in the recognition of net proceeds from member business of $240.6 million. This represented 83.2 percent of the $289.2 million projected gross beet payment for the 2001 crop. In addition, $10.7 million, representing 50 percent of the $21.3 million projected gross PIK payment, had also been recognized as net proceeds from member business. The actual net proceeds from member business, for the six months ended February 28, 2002, were $327.8 million. The difference between the actual net proceeds from member business and the amounts recognized as of February 28, 2002, resulted in the recognition of $76.5 million of accrued continuing costs. In comparison, as of February 28, 2001, 72.8 percent of the 2000 crop had been processed resulting in the recognition of net proceeds from member business of $220.2 million. This represented 72.8 percent of the $302.4 million projected gross beet payment for the 2000 crop. In addition, $27.5 million, representing 100 percent of the projected gross PIK payment, had also been recognized as net proceeds from member business. The actual net proceeds from member business, for the six months ended February 28, 2001, were $312.4 million. The difference between the actual net proceeds from member business and the amounts recognized as of February 28, 2001, resulted in the recognition of $64.8 million of accrued continuing costs.

Interest income decreased $ .9 million for the six months ended February 28, 2002 as compared to the same period last year primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense decreased $2.8 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities resulted in a loss of $ .8 million for the six months ended February 28, 2002 as compared to a loss of $.7 million for the same period last year.  The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold Limited Liability Company.

Comparison of the Three Months Ended February 28, 2002 and 2001

Revenue for the three months ended February 28, 2002, was $173.8 million, an increase of $ .4 million as compared to the same period last year. Revenue from total sugar sales decreased 1.5 percent reflecting an 8.6 percent decrease in the hundredweight sold partially offset by a 7.7 percent increase in the average selling price per hundredweight. Revenue from pulp sales increased 26.4 percent due to a 36.9 percent increase in the volume of pulp sold partially offset by a 7.7 percent decrease in the average selling price per ton. Revenue from molasses sales increased 141.2 percent due to a 44.4 percent increase in the volume of molasses sold and a 67.1 percent increase in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 26.1 percent due to a 26.2 percent increase in the average selling price per ton partially offset by a .1 percent decrease in sales volume.

Cost of product sold, for the three months ended February 28, 2002, exclusive of payments for sugarbeets and PIK certificates, decreased $7.5 million as compared to the same period last year. Direct processing costs for sugar and pulp decreased 14.4 percent due to lower coal, coke, limerock and natural gas expense.  Fixed and committed expenses decreased 6.6 percent reflecting lower maintenance costs. The change in product inventories impacted the cost of product sold favorably by $ ..3 million.

Selling, general and administrative expenses for the three months ended February 28, 2002 decreased $2.2 million from 2001. Selling expenses decreased $2.6 million primarily due to lower sugar storage costs partially offset by the reinstatement of the marketing assessment fee this year. General and Administrative expenses increased $ .4 million due to general cost increases.

During the three months ended February 28, 2002, 42.8 percent of the 2001 crop was processed resulting in the recognition of net proceeds from member business of $123.9 million. This represented 42.8 percent of the $289.2 million projected gross beet payment for the 2001 crop. In addition, $10.7 million, representing 50 percent of the $21.3 million projected gross PIK payment, had also been recognized as net proceeds from member business. The actual net proceeds from member business, for the three months ended February 28, 2002, were $176.4 million. The difference between the actual net proceeds from member business and the amounts recognized for the three months ended February 28, 2002, resulted in the recognition of $41.8 million of accrued continuing costs. In comparison, during the three months ended February 28, 2001, 36 percent of the 2000 crop had been processed resulting in the recognition of net proceeds from member business of $108.6 million. This represented 36 percent of the $302.4 million projected gross beet payment for the 2000 crop. In addition, $27.5 million, representing 100 percent of the projected gross PIK payment, had also been recognized as net proceeds from member business. The actual net proceeds from member business, for the three months ended February 28, 2001, were $164.4 million. The difference between the actual net proceeds from member business and the amounts recognized for the three months ended February 28, 2001, resulted in the recognition of $28.3 million of accrued continuing costs.

Interest income decreased $ .2 million for the three months ended February 28, 2002 as compared to the same period last year primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense decreased $1.7 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities resulted in a loss of $ .4 million in the three months ended February 28, 2002 compared to a loss of $ .2 million for the same period last year. The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold Limited Liability Company.

2001 Payment-In-Kind Program

In September 2001, the United States Department of Agriculture (USDA) announced a Payment-In-Kind (PIK) program for the 2001 crop year. Under this program, the Company’s shareholders were paid to destroy a portion of their 2001 sugarbeet crop.  Payments to the Company’s shareholders were made by the USDA in the form of certificates to be exchanged for sugar held by the USDA.  The Company has entered into contracts with its shareholders to purchase the sugar certificates they received from the USDA and reduce the shareholders’ delivery obligation to the Company to the extent sugarbeets were destroyed. As a result of the PIK program, the number of acres of the 2001 sugarbeet crop harvested by the shareholders was reduced by approximately 29,000 acres. At this time, the Company does not believe that the reduction in sugarbeets available to process as a result of the PIK program will materially affect the results of operations for fiscal 2002. On December 3, 2001, the CCC finalized the amount of sugar to be exchanged for the PIK certificates. As a result, the Company received 588,673 hundredweight of sugar in exchange for the PIK certificates on December 3, 2001 and received an additional 588,802 hundredweight of sugar on March 1, 2002.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of $158.3 million, of which $101.3 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $43.8 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; a term loan with Bank of North Dakota of $5.6 million; and $1 million from US Bank. The Company also has a seasonal line of credit with a consortium of lenders lead by CoBank, ACB of $180 million, of which $15.0 million is currently outstanding, and a line of credit with Wells Fargo Bank for $3 million. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $117.1 million is currently outstanding. Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The change in the Company’s financial condition from August 31, 2001 to February 28, 2002 is primarily due to normal business seasonality.  The first six months of the Company’s fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to members for delivered sugarbeets.  The cash used in operations of $88.1 million and investing activities of $6.3 million was funded primarily through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $118.2 million, and proceeds from the installment sale of stock of $5.5 million partially offset by the payment of unit retains of $16.3 million and long-term debt repayment of $18.8 million.

Working capital decreased $9.6 million from $48.6 million at the beginning of the year to $39.0 million as of February 28, 2002 primarily due to additional short-term debt, increases in payables and the amounts due growers and a decrease in receivables partially offset by increased inventories.  Working capital as of February 28, 2002 decreased $3.4 million when compared to the $42.4 million of working capital as of February 28, 2001.

Capital expenditures for the six months ended February 28, 2002 were $5.4 million as compared to $12.4 million for the same period in 2001. The Company had outstanding commitments totaling $1.5 million as of February 28, 2002, for equipment and construction contracts related to various capital projects.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended May 31, 1998.
3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended May 31, 1998.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1
4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2
10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.2	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.4	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.5	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.6	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.7	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.8	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
+10.9	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.
10.10	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.11	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.12	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.13	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
++10.14	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.15	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999
10.16	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.17	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999
10.18	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999
10.19	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999
10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000
10.21	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000
10.22	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000
10.23	Growers’ Contract (5-year Agreement) for the crop years 1998 through 2002.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2001
10.24	Growers’ Contract (Annual Contract) for crop year 2001.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2001
10.25	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 31, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended May 31, 2001
10.26	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001.	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001 as filed on November 21, 2001
10.27	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001 as filed on January 10, 2002

10.28	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001 as filed on January 10, 2002
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 1999
23.1	Consent of Eide Bailly LLP	Incorporated by reference to Exhibit 23.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001 as filed on November 21, 2001

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

(i)                                     Current Report on Form 8-K, dated December 7, 2001, under item 9 reporting positive trends in the selling price of sugar and the resultant positive impact on the projected gross beet payment for the 2001 crop.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date: April 8, 2002	/s/ Brian Ingulsrud
Brian Ingulsrud
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer