Form 10-Q
period 2002-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2002-07-12
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2002

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

YES	☒	NO	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 8, 2002
$10 Par Value	3,035

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	May 31		August 31,
	2002	2001	2001*
Current Assets:
Cash and Cash Equivalents	$21	$26	$5,902
Accounts Receivable:
Trade	60,315	67,681	67,332
Members	3,716	3,230	3,300
Other	839	889	1,553
Advances to Related Parties	15,786	5,944	14,924
Inventories	268,692	274,488	104,269
Prepaid Expenses	3,637	2,099	2,758

Total Current Assets	353,006	354,357	200,038

Property and Equipment:
Land	32,940	31,179	32,511
Buildings and Equipment	842,216	831,624	839,431
Construction-in-Progress	4,593	7,088	1,453
Less: Accumulated Depreciation	(546,926)	(511,285)	(510,015)

Net Property and Equipment	332,823	358,606	363,380

Other Assets:
Investments in CoBank, ACB	15,772	15,676	15,676
Investments in Marketing Cooperatives	2,294	3,352	1,638
Investments in ProGold Limited Liability Company	40,350	38,559	38,533
Investments in Crystech, LLC	1,416	1,489	1,545
Notes Receivable - Crystech, LLC	13,905	13,905	13,905
Long-Term Prepaid Pension Expense	8,156	3,423	3,231
Other Assets	3,949	2,029	3,499

Total Other Assets	85,842	78,433	78,027

Total Assets	$771,671	$791,396	$641,445

The Accompanying Notes are an Integral Part of These Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	May 31		August 31,
	2002	2001	2001*
Current Liabilities:
Short-Term Debt	$136,787	$134,264	$13,963
Current Maturities of Long-Term Debt	19,045	18,930	19,070
Accounts Payable	5,970	7,076	19,775
Advances Due to Related Parties	5,762	5,786	3,568
Accrued Continuing Costs (see note 3)	79,529	93,220	—
Other Current Liabilities	17,208	16,064	15,555
Amounts Due Members	49,947	52,806	82,766

Total Current Liabilities	314,248	328,146	154,697

Long-Term Debt, Net of Current Maturities	182,372	200,306	201,416
Other Liabilities	30,058	27,208	29,672

Total Liabilities	526,678	555,660	385,785

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	31	31
Additional Paid-in Capital	143,055	137,236	137,241
Unit Retains	100,145	97,241	116,480
Equity Retention	1,557	—	1,560
Accumulated Other Comprehensive Income/(Loss)	(436)	(655)	(436)
Retained Earnings/(Deficit)	(37,633)	(36,392)	(37,491)

Total Members’ Investments	244,993	235,736	255,660

Total Liabilities and Members’ Investments	$771,671	$791,396	$641,445

The Accompanying Notes are an Integral Part of These Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2002	2001	2002	2001

Net Revenue	$554,841	$638,444	$208,377	$222,202
Cost of Product Sold	11,222	64,979	74,272	51,495

Gross Proceeds	543,619	573,465	134,105	170,707

Selling, General & Administrative Expenses	112,168	128,549	35,863	45,956
Accrued Continuing Costs (see note 3)	79,529	93,220	2,988	28,465

Operating Proceeds	351,922	351,696	95,254	96,286

Other Income/(Expense)
Interest Income	1,418	2,503	399	615
Interest Expense	(11,214)	(16,159)	(3,129)	(5,227)
Other, Net	2,437	1,406	1,549	739
Other (Expense)	(7,359)	(12,250)	(1,181)	(3,873)

Proceeds before Income Taxes	344,563	339,446	94,073	92,413
Income Tax Expense	(13)	(67)	(8)	(28)
Net Proceeds Resulting from Member and Non-Member Business	$344,550	$339,379	$94,065	$92,385

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$(142)	$(785)	$669	$(87)
Unit Retains Declared to Members	—	—	—	—
Equity Retention Declared to Members	—	—	—	—
Net Credit(Charge) to Members’ Investments	(142)	(785)	669	(87)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	322,172	312,833	81,546	92,624
Payment to/due Members for PIK Certificates, Net of Equity Retention Declared	22,520	27,331	11,850	(152)

Total	$344,550	$339,379	$94,065	$92,385

The Accompanying Notes are an Integral Part of These Financial Statements.

American Crystal Sugar Company

Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended May 31
	2002	2001

Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$344,550	$339,379
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(322,172)	(312,833)
Payments To/Due Members for PIK Certificates, Net of Equity Rentention Declared	(22,520)	(27,331)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	38,661	37,960
(Income) from Equity Method Investees	(2,397)	(1,735)
Loss on the Disposition of Property and Equipment	208	747
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(437)	(541)
Deferred Gain Recognition	(148)	(148)
Changes in Assets and Liabilities:
Receivables	7,315	(18,018)
Inventories	(164,423)	(231,598)
Prepaid Expenses	(879)	542
Long-Term Prepaid Pension Expense	(4,925)	(1,700)
Advances To/Due to Related Parties	1,332	216
Accounts Payable	(13,805)	(19,215)
Accrued Continuing Costs	79,529	93,220
Other Liabilities	2,038	(1,573)
Amounts Due Members	(32,819)	(860)
Net Cash (Used In) Operations	(90,892)	(143,488)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(8,228)	(15,591)
Proceeds from the Sale of Property and Equipment	177	6
Investments in CoBank, ACB	341	—
Changes in Other Assets	(509)	(18)
Net Cash (Used In) Investing Activities	(8,219)	(15,603)

Cash Provided By (Used In) Financing Activities:
Proceeds (Payments) on Short-Term Debt, Net	122,824	132,396
Proceeds from Long-Term Debt	1	8,415
Long-Term Debt Repayment	(19,070)	(39,009)
Issuance of Stock	5,813	6,166
Payment of Unit Retains & Equity Retention	(16,338)	(18,975)
Net Cash Provided by Financing Activities	93,230	88,993

(Decrease) In Cash and Cash Equivalents	(5,881)	(70,098)
Cash and Cash Equivalents, Beginning of Year	5,902	70,124

Cash and Cash Equivalents, End of Period	$21	$26

Supplemental Schedule of Non-Cash Financing Activities:
On September 30, 2000, the Company forfeited sugar in satisfaction of the Commodity Credit Corporation loans of $105.3 million including accrued interest of $3.8 million.

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001

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

The operating results for the nine month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report for the year ended August 31, 2001.

Certain reclassifications have been made to the May 31, 2001 financial statements to conform with the May 31, 2002 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	05/31/02	05/31/01	8/31/01
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$250,673	$256,855	$86,367
Maintenance Parts & Supplies	18,019	17,633	17,902

Total Inventories	$268,692	$274,488	$104,269

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

Note 4:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
July 8, 2002	$76.77	600,000	498,570
May 31, 2002	$76.77	600,000	498,570
August 31, 2001	$76.77	600,000	498,570
May 31, 2001	$76.77	600,000	498,570

Common Stock:
July 8, 2002	$10.00	4,000	3,035
May 31, 2002	$10.00	4,000	3,025
August 31, 2001	$10.00	4,000	3,134
May 31, 2001	$10.00	4,000	3,135

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $10.7 million and $16.1 million for the nine months ended May 31, 2002 and 2001, respectively.

Note 6: Short-Term Debt

As of May 31, 2002, the Company had outstanding commercial paper of $136.8 million at an average interest rate of 2.86% and maturity dates between June 18, 2002 and August 23, 2002.

As of May 31, 2001, the Company had outstanding commercial paper of $134.3 million at an average interest rate of 4.61% and maturity dates between June 1, 2001 and October 25, 2001.

In March 2002, the Company renewed its annual $180 million seasonal line of credit agreement with CoBank, ACB with terms and conditions similar to those contained in the previous agreement.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months Ended May 31, 2002 and 2001

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

Comparison of the Nine Months Ended May 31, 2002 and 2001

Revenue for the nine months ended May 31, 2002, was $554.8 million, a decrease of $83.6 million as compared to the same period last year. Revenue from total sugar sales decreased 15.1 percent which reflects the proceeds from the forfeiture of sugar to the Commodity Credit Corporation (CCC) last year and an 8.7 percent decrease in hundredweight sold partially offset by a 5.4 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 17.8 percent due to a 24.4 percent increase in the volume of pulp sold partially offset by a 5.3 percent decrease in the average selling price per ton.  Revenue from molasses sales decreased 26.1 percent due to a 48.2 percent decrease in the volume of molasses sold partially offset by a 42.5 percent increase in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 10.9 percent due to a 21.7 percent increase in the average selling price per ton partially offset by an 8.9 percent decrease in sales volume.

Cost of product sold, for the nine months ended May 31, 2002, exclusive of payments for sugarbeets and PIK certificates, decreased $53.8 million as compared to the same period last year. Direct processing costs for sugar and pulp decreased 19.9 percent due to harvesting 16.3 percent fewer sugarbeets and processing 16.4 percent less sugarbeets. Fixed and committed expenses decreased .2 percent reflecting lower maintenance costs. The change in product inventories impacted the cost of product sold favorably by $33.6 million. This was primarily due to the value of the carryover sugar inventory as of August 31, 2000, which was sold in first quarter of fiscal 2001. This inventory value was approximately $43.0 million higher than the value of the carryover sugar inventory as of August 31, 2001, which was sold in the first quarter of fiscal 2002. The higher inventory level as of August 31, 2000 consisted largely of sugar pledged to the CCC, which was forfeited during the first quarter of fiscal 2001. This was partially offset by decreased inventory values for pulp as of May 31, 2002.

Selling, general and administrative expenses for the nine months ended May 31, 2002 decreased $16.4 million from 2001. Selling expenses decreased $16.2 million primarily due to lower sugar storage costs. General and Administrative expenses decreased $ ..2 million due to lower personnel costs and other general cost reductions.

As of May 31, 2002, 100 percent of the 2001 crop had been processed resulting in the recognition of net proceeds from member business of $322.2 million. This represented 100 percent of the $322.2 million projected gross beet payment for the 2001 crop. In addition, $22.5 million, representing 100 percent of the projected gross PIK payment had also been recognized as net proceeds from member business. The actual net proceeds from member business, for the nine months ended May 31, 2002, were $424.2 million. The difference between the actual net proceeds from member business and the amounts recognized as of May 31, 2002, resulted in the recognition of $79.5 million of accrued continuing costs. In comparison, as of May 31, 2001, 100 percent of the 2000 crop had been processed resulting in the recognition of net proceeds from member business of $312.8 million. This represented 100 percent of the projected gross beet payment for the 2000 crop. In addition, $27.5 million, representing 100 percent of the projected gross PIK payment, had also been recognized as net proceeds from member business. The actual net proceeds from member business, for the nine months ended May 31, 2001, were $433.5 million. The difference between the actual net proceeds from member business and the amounts recognized as of May 31, 2001, resulted in the recognition of $93.2 million of accrued continuing costs.

Interest income decreased $ 1.1 million for the nine months ended May 31, 2002 as compared to the same period last year primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense decreased $ 4.9 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities resulted in a loss of $ .1 million for the nine months ended May 31, 2002 as compared to a loss of $ .8 million for the same period last year.  The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold Limited Liability Company partially offset in the current year by income from activities related to Midwest Agri-Commodities.

Comparison of the Three Months Ended May 31, 2002 and 2001

Revenue for the three months ended May 31, 2002, was $208.4 million, a decrease of $13.8 million as compared to the same period last year. Revenue from total sugar sales decreased 7.2 percent reflecting a 15.8 percent decrease in the hundredweight sold partially offset by a 10.2 percent increase in the average selling price per hundredweight. Revenue from pulp sales decreased 3.0 percent due to a 3.2 percent decrease in the average selling price per ton partially offset by a ..2 percent increase in the volume of pulp sold. Revenue from molasses sales decreased 44.6 percent due to a 58.7 percent decrease in the volume of molasses sold partially offset by a 33.9 percent increase in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 3.4 percent due to a 22.4 percent increase in the average selling price per ton partially offset by a 15.5 percent decrease in sales volume.

Cost of product sold, for the three months ended May 31, 2002, exclusive of payments for sugarbeets, increased $22.8 million as compared to the same period last year. Direct processing costs for sugar and pulp decreased 34.1 percent due to lower pulp hauling costs, lower major operating supplies expense and natural gas expense.  Fixed and committed expenses increased 4.3 percent reflecting higher maintenance costs. The change in product inventories impacted the cost of product sold unfavorably by $ 32.6 million due to lower inventory values for sugar and pulp.

Selling, general and administrative expenses for the three months ended May 31, 2002 decreased $10.1 million from 2001. Selling expenses decreased $10.9 million primarily due to lower sugar storage costs. General and Administrative expenses increased $ ..8 million due to general cost increases.

During the three months ended May 31, 2002, 25.3 percent of the 2001 crop was processed resulting in the recognition of net proceeds from member business of $81.5 million. This represented 25.3 percent of the $322.2 million projected gross beet payment for the 2001 crop. In addition, $11.9 million, representing 52.4 percent of the $22.5 million projected gross PIK payment, had also been recognized as net proceeds from member business. The actual net proceeds from member business, for the three months ended May 31, 2002, were $96.3 million. The difference between the actual net proceeds from member business and the amounts recognized for the three months ended May 31, 2002, resulted in the recognition of $3.0 million of accrued continuing costs. In comparison, during the three months ended May 31, 2001, 29.6 percent of the 2000 crop was processed resulting in the recognition of net proceeds from member business of $92.6 million. This represented 29.6 percent of the $312.8 million projected gross beet payment for the 2000 crop. In addition, an adjustment of ($.1) million for the projected gross PIK payment, was also recognized in net proceeds from member business. The actual net proceeds from member business, for the three months ended February 28, 2001, were $121 million. The difference between the actual net proceeds from member business and the amounts recognized for the three months ended May 31, 2001, resulted in the recognition of $28.5 million of accrued continuing costs.

Interest income decreased $ .2 million for the three months ended May 31, 2002 as compared to the same period last year primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense decreased $ 2.1 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member activities resulted in income of $ .7 million for the three months ended May 31, 2002 compared to a loss of $ .1 million for the same period last year. This non-member income in fiscal 2002 is the result of activities related to Midwest Agri-Commodities, partially offset by activities related to the investment in ProGold Limited Liability Company.

Payment-In-Kind Program

In September 2001, the United States Department of Agriculture (USDA) announced a Payment-In-Kind (PIK) program for the 2001 crop year. Under this program, the Company’s shareholders were paid to destroy a portion of their 2001 sugarbeet crop.  Payments to the Company’s shareholders were made by the USDA in the form of certificates to be exchanged for sugar held by the USDA.  The Company entered into contracts with its shareholders to purchase the sugar certificates they received from the USDA and reduced the shareholders’ delivery obligation to the Company to the extent sugarbeets were destroyed. As a result of the PIK program, the number of acres of the 2001 sugarbeet crop harvested by the shareholders was reduced by approximately 29,000 acres. On December 3, 2001, the CCC finalized the amount of sugar to be exchanged for the PIK certificates. As a result, the Company received approximately 588,673 hundredweight of sugar in exchange for the PIK certificates on December 3, 2001 and received an additional 588,802 hundredweight of sugar on March 1, 2002.

Farm Security and Investment Act of 2002

The Farm Security and Investment Act of 2002 was enacted into law on May 13, 2002. This act contains several provisions related to the domestic sugar industry with the overriding goal of these sugar provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government. The act covers the 2002 through the 2007 sugarbeet crop years. The act restricts imports of foreign sugar and maintains the non-recourse loan program for domestic sugar that was in place under the prior farm bill. The act also includes a system of marketing allotments and allocations for beet sugar and cane sugar producers that are meant to balance the supply and demand of sugar in the U.S. domestic sugar market. These allotments may reduce the amount of sugar that a particular processor can sell into the domestic sugar market, which could result in a reduction in the number of acres of sugarbeets required for processing. The act also gives the USDA the authority to implement a pre-plant PIK program to help offset an oversupply situation should it occur. It also eliminates the marketing assessment fee as well as the CCC loan forfeiture penalty. The bill mandates that the sugar program be run at no cost to the government. The final rules and regulations required to implement the details of this act are still being drafted, with the final impact on the Company not certain until these rules and regulations are finalized.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of $132.4 million, of which $101.3 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $43.6 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; a term loan with Bank of North Dakota of $5.6 million; and a $1 million term loan from US Bank.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $180 million and a line of credit with Wells Fargo Bank for $3 million. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $136.8 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The change in the Company’s financial condition from August 31, 2001 to May 31, 2002 is primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes the completion of the sugarbeet harvest, the processing campaign, and the initial payments to members for delivered sugarbeets.  The cash used in operations of $81.7 million and investing activities of $17.4 million was funded primarily through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $122.8 million, and proceeds from the installment sale of stock of $5.8 million partially offset by the payment of unit retains of $16.3 million and long-term debt repayment of $19.1 million.

Working capital has decreased $9.8 million from $48.6 million at the beginning of the year to $38.8 million as of May 31, 2002 primarily due to additional short-term debt, increases in payables and an increase in receivables partially offset by a decrease in amounts due growers and increased inventories.  Working capital as of May 31, 2002 was $38.8 million, an increase of $9.2 million when compared to $29.6 million of working capital as of May 31, 2001.

Capital expenditures for the nine months ended May 31, 2002 were $8.2 million as compared to $15.6 million for the same period in 2001. The Company had outstanding commitments totaling $6.1 million as of May 31, 2002, for equipment and construction contracts related to various capital projects.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended May 31, 1998.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended May 31, 1998.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Pension Contract and Amendments	Incorporated by reference to Exhibit 10(r) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.5	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.6	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.7	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.8	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.9	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

10.10	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.11	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.12	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.13	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

++10.14	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.15	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.17	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.18	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.19	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.21	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.22	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.23	Growers’ Contract (5-year Agreement) for the crop years 1998 through 2002.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2001

10.24	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001.	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001

10.25	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.26	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.27	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 27, 2002	Filed herewith electronically

10.28	Growers’ Contract (Annual Contract) for crop year 2002.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 1999

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

(i)            Current Report on Form 8-K, dated March 19, 2002, under item 9 stating that the Company had announced to its shareholders on March 19, 2002, that the forecasted gross beet payment for the 2001 crop has increased $4.00 from $36.00 to $40.00 per average ton of sugarbeets.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 11, 2002	/s/ Brian Ingulsrud
Brian Ingulsrud
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer