Form 10-K
period 2002-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2002-11-27
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2002

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

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of November 15, 2002, 3,035 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.                                        BUSINESS

GENERAL

The Company is a Minnesota agricultural cooperative corporation owned by approximately 3,000 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  The Company currently processes sugarbeets from a base level of approximately 500,000 acres, subject to tolerances for overplanting and underplanting established by the Board of Directors each year.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as molasses, sugarbeet pulp and concentrated separated by-product (CSB), a by-product of the molasses desugarization process.

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

The Company is also one of three members of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota that is currently being leased to Cargill, Incorporated.  The Company and Newcourt Capital USA own Crystech, LLC which operates the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

In October 2002, the Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (SSI) acquired three sugarbeet processing facilities located in Torrington, Wyoming; Sidney, Montana; and Hereford, Texas from Holly Sugar Corporation (Holly), a wholly-owned subsidiary of Imperial Sugar Company (Imperial) for approximately $35 million.  SSI will process sugarbeets (the Sidney Crop) at the Sidney, Montana facility from sugarbeets grown by growers associated with that facility.  The Torrington, Wyoming facility has been leased to Western Sugar Cooperative (Western) and the Hereford, Texas facility will remain idle.

The Company’s corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400.  The Company’s website is www.crystalsugar.com.  Its fiscal year ends August 31.

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

The Company processes sugarbeets grown by its members in its five factories located in the Red River Valley area of Minnesota and North Dakota.  The growing area is divided into five factory districts, each containing one sugarbeet processing plant.  The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, each of the Company’s factories is operated twenty-four hours per day, seven days per week.  The campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.

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

In milder climates or years, unprotected piles of sugarbeets experience cycles of freezing and thawing and are subject to some deterioration.  When subject to such freeze and thaw cycles, sugarbeets on the exterior of piles freeze naturally.  Sugarbeets near the center of the piles, however, may not freeze and thus may be subject to spoilage.  In order to avoid spoilage the Company utilizes a process called “split pile storage” in which sugarbeets from the center of the piles are removed for processing first.  Split pile storage permits more of the stored sugarbeets to freeze naturally.  The Company also utilizes a ventilation technique to further reduce spoilage.  In this process, fans circulate air through ventilation channels constructed within sugarbeet piles in order to pre-cool and then deep freeze the sugarbeets.  The Company has the capacity to store approximately 28 percent of an average crop in ventilated storage sites.  Enclosed cold storage facilities are also used to extend the sugarbeet storage period at each of the Company’s factory locations.  Enclosed cold storage sites presently have the capacity to cover approximately 8 percent of an average crop.

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

Molasses that remains after the sugar crystals are initially separated can be further processed to remove more sugar.  Prior to fiscal 2000, the Company processed approximately one-half of its molasses through its East Grand Forks molasses desugarization facility to extract additional sugar.  In February, 2000, the Hillsboro, North Dakota desugarization facility became operational and, as a result, substantially all of its molasses is processed to extract additional sugar.

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

Recent Crops

The sugarbeet crop, grown by the Company’s members during 2002 that will be processed during fiscal 2003, produced a total of approximately 17.6 tons of sugarbeets per acre from approximately 495,000 acres.  This production was less than the ten-year average of 19.1 tons per acre for the crops grown in the years 1992 through 2001.  The sugar content of the 2002 crop was 16.93 percent, in comparison to a ten-year average for the applicable period of 17.46 percent.  The Company has begun processing the sugarbeets produced from the 2002 crop and expects to produce a total of approximately 24.3 million hundredweight of sugar from the crop grown by its members.  In addition, SSI will produce approximately 2.5 million hundredweight of sugar from the Sidney Crop.  There was no United States Department of Agriculture (USDA) Payment-In-Kind (PIK) program for the 2002 crop.

The sugarbeet crop, grown during 2001 and processed during fiscal 2002, produced a total of approximately 17.8 tons of sugarbeets per acre from approximately 453,000 acres.  The number of acres harvested was reduced by approximately 29,000 as a result of member participation in the PIK program.  This production was less than the ten-year average of 19.1 tons per acre for the crops grown in the years 1991 through 2000.  The sugar content of the 2001 crop was 18.0 percent, in comparison to a ten-year average for the applicable period of 17.35 percent.  The Company produced a total of approximately 25.4 million hundredweight of sugar from the crop.

The sugarbeet crop, grown during 2000 and processed during fiscal 2001, produced a total of approximately 21.8 tons of sugarbeets per acre from approximately 442,000 acres.  The number of acres harvested was reduced by approximately 33,000 as a result of member participation in the PIK program. That production exceeded the ten-year average of 18.3 tons per acre for the crops grown in the years 1990 through 1999.  The sugar content of the 2000 crop was 17.81 percent, in comparison to a ten-year average for the applicable period of 17.43 percent.  The Company produced a total of approximately 29.0 million hundredweight of sugar from the 2000 sugarbeet crop.

For a discussion of the 2001, 2000 and 1999 crops and results of operations for fiscal years 2002, 2001 and 2000, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at 182.8 million hundredweight for the year beginning October 1, 2002 and ending September 30, 2003.  For the same period starting October 2001, total consumption was 191.4 million hundredweight.  Comparing the two years shows a decline in demand of approximately 4.7 percent.

The United States refined sugar market has grown over the past twenty years, despite the demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products.  Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar.  Corn and non-nutritive sweeteners constitute a large portion of the overall sweetener market. The Company believes that the United States market for sugar will remain relatively flat to down slightly in the near future.

The United States sugar industry has been subject to industry consolidation.  Today there are less than 10 sugar sellers, with over 70 percent of United States sugar market share concentrated in the top three sellers, all of which are fully integrated sugarbeet and cane suppliers.  The Company’s sugar production and sales represent approximately 14 percent of the total domestic market for refined sugar in 2001/2002.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 26 percent of the United States sugar market.

United Sugar Corporation’s main competitors in the domestic market are Imperial, Amalgamated Sugar Company, California & Hawaiian Sugar Company, Florida Crystals Incorporated and Western.  Tate & Lyle North America (Tate & Lyle), a former competitor, exited the U.S. sugar market by selling its sugar processing facilities to Western and Florida Crystals.  Because sugar is a fungible commodity, competition in the United States industry is primarily based upon price, customer service and reliability as a supplier.  As mentioned, Imperial recently sold three processing facilities to the Company.  Imperial is still the largest marketer of sugar in the United States.

Grower Contracts with Members

The Company purchases all of its sugarbeets from members under contract with the Company.  All members have five-year contracts with the Company covering the growing seasons of 1998 through 2002.  Each member is obligated to enter into a new five-year contract for subsequent years.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each share of Preferred Stock held by the members.  It is the current intention of the Board of Directors and management that the relationship between shares of Preferred Stock and acres of sugarbeet production be maintained at a ratio as close to 1 to 1 as possible, subject to tolerances for overplanting and underplanting established by the Board each year and reductions or increases caused by the Company’s marketing allocations established by the USDA.

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

Under current grower contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company’s estimate of the grower’s net beet payment; (ii) on or about March 31, the Company pays an amount which combined with the November payment equals 90 percent of the estimated net beet payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company’s annual financial statements, the Company pays the remainder of the member’s net beet payment.  Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members’ sugar and agri-products in excess of related member business operating costs, as described above.

The following tables summarize the gross beet payment and net beet payment and certain crop statistics for each of the last 10 completed fiscal years, respectively:

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

	Distribution of Net Proceeds Totals (In Thousands)

Net Proceeds	$398,588	$389,039	$358,373	$369,681	$313,007	$373,649	$316,244	$326,693	$266,102	$309,255
PIK Payment	(23,497)	(28,067)	0	0	0	0	0	0	0	0
Non-Member Loss	733	1,884	1,879	494	9,679	18,074	396	15	544	77
Gross Beet Payment	$375,824	$362,856	$360,252	$370,175	$322,686	391,723	$316,640	$326,708	$266,646	$309,332
Unit Retains	(24,154)	(19,239)	(19,299)	(21,332)	(8,545)	(16,611)	(16,040)	(16,648)	(19,328)	(20,223)
Member Tax ADJ, Net	0	0	0	0	0	0	0	5,621	12,585	447
Net Beet Payment	$351,670	$343,617	$340,953	$348,843	$314,141	$375,112	$300,600	$315,681	$259,903	$289,556

	Distribution of Net Proceeds Per Ton Harvested(1)

Net Proceeds	$49.47	$40.42	$37.11	$34.62	$36.60	$44.95	$39.39	$39.21	$41.25	$45.83
PIK Payment	(2.92)	(2.92)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Non-Member Loss	.09	.20	.20	.05	1.13	2.17	0.05	0.00	0.09	0.01
Gross Beet Payment	$46.64	$37.70	$37.31	$34.67	$37.73	$47.12	$39.44	$39.21	$41.34	$45.84
Unit Retains	(3.00)	(2.00)	(2.00)	(2.00)	(1.00)	(2.00)	(2.00)	(2.00)	(3.00)	(3.00)
Member Tax ADJ, Net	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.68	1.95	0.07
Net Beet Payment	$43.64	$35.70	$35.31	$32.67	$36.73	$45.12	$37.44	$37.89	$40.29	$42.91

	Crop Statistics(1)
Tons Harvested (In Thousands):	8,058	9,626	9,657	10,679	8,553	8,313	8,029	8,332	6,450	6,748
Tons Purchased Per Acre Harvested:	17.8	21.8	19.9	22.2	18.5	18.1	18.7	20.2	16.3	16.9
Sugar Content of Beets:	18.0%	17.8%	17.4%	17.7%	17.6%	17.3%	16.4%	16.8%	17.6%	18.0%

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

Sales and Marketing

United Sugars Corporation, a common marketing agency operating on a cooperative basis, markets the Company’s sugar.  The Company is a party to a Uniform Member Marketing Agreement with United Sugars Corporation.  The other members of United Sugars Corporation, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation, are parties to similar agreements.  SSI will also market its sugar through United Sugars Corporation.  Under these agreements, all of the members market all of their refined sugar on a pooled basis through United Sugars Corporation.  The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar.  The net proceeds of such sales represent the gross proceeds from the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company’s pro rata share of the marketing and sales expenses incurred by United Sugars Corporation.  Any net proceeds from the operation of United Sugars Corporation are distributed to the four members proportionally based on sugar production.

The Uniform Member Marketing Agreements automatically renew on an annual basis unless notice of termination is given by a party.  In order to terminate its agreement, a party must provide notice of termination by May 1 of the then current year for the termination to be effective on the August 31 of the subsequent year.  In the event one of the parties terminates its Uniform Member Marketing

Agreement, the amount of sugar that is marketed by United Sugars Corporation would decrease.  United Sugars Corporation would also be required to return the exiting member’s capital over a period of five years. On November 15, 2002, Southern Minnesota Beet Sugar Cooperative provided a notice of termination. The termination will be effective August 31, 2004.

United Sugars Corporation sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2002, 87.5 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the “Crystal Sugar” and “Pillsbury” brand names and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark and sub-licenses the use of the “Pillsbury” trademark to United Sugars Corporation.

United Sugars Corporation markets sugar to customers over a large geographical area.  United Sugars Corporation’s customers are located primarily in Illinois, Iowa, Wisconsin, Minnesota, Pennsylvania, New York, Tennessee, California, Michigan and Indiana.  During fiscal year 2002, United Sugars Corporation’s 10 largest customers accounted for approximately 51.9 percent (by weight) of the sugar sold.

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

The Company markets its agri-products through Midwest Agri-Commodities Company, a common marketing agency operating on a cooperative basis, whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.  SSI will also market its agri-products through Midwest Agri-Commodities Company.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  For the year ended August 31, 2002, the majority of the Company’s pulp production was exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 7.2 percent of the Company’s total revenues during fiscal 2002, of which export sales accounted for 3.5 percent of such revenues.  In the past, agri-products export sales accounted for 3.7 percent of the Company’s total revenues in 2001 and 4.1 percent in 2000.  These percentages are primarily a function of the average market prices for sugar, pulp and molasses and are not necessarily indicative of future relationships between agri-product revenues (both export and domestic) and sugar revenues, because prices of these commodities fluctuate independently of each other.

There is no single customer of United Sugars Corporation or Midwest Agri-Commodities Company attributable to the Company that accounts for 10% or more of the revenues of the Company.

Government Programs and Regulations

Farm Security and Rural Investment Act of 2002

The Farm Security and Rural Investment Act of 2002 (the Farm Bill), enacted on May 13, 2002, replaces the Federal Agriculture Improvement and Reform Act of 1996 (the FAIR Act).  The Farm Bill contains several provisions related to the domestic sugar industry, with an ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2002 through 2007 crop years.  Generally, the Farm Bill restricts imports of foreign sugar, maintains the non-recourse loan program established by the FAIR

Act, and establishes a system of marketing allocations for sugarbeet and sugar cane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

Under the FAIR Act and now the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  When the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment.  Processors may also obtain CCC loans for “in-process” sugar or syrups at 80 percent of the loan rate.

The USDA has historically maintained sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through regulating the quantity of sugar imports.  Under the Tariff Rate Quota (TRQ) implemented October 1, 1990, sugar producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties.  Unlimited additional quantities may be exported to the United States upon payment of a tariff of 15.36 cents per pound prior to shipment.  To date, only immaterial quantities of sugar have been imported under this higher tariff level.

The Farm Bill sets an 18 cent per pound loan rate for raw cane sugar and a 22.90 cent per pound loan rate for refined beet sugar.  Both loan rates are effective for the 2002 year crop.  The FAIR Act required a one cent per pound penalty be paid by processors if the processor forfeits on sugar price support loans.  The Farm Bill has terminated any penalties for forfeitures.

Under the FAIR Act, all sugar processors (including the Company) were required to remit to the CCC a non-refundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound.  The assessment for fiscal years 1997 through 2003 was increased to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound.  The Farm Bill has terminated the current marketing assessment.

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and beet sugar processors.  The USDA will determine the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the required level of imports), and carry-in stocks of sugar, including CCC inventory.  Once the USDA has determined the OAQ for a crop year, it will then determine the allotment for beet and cane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane.  An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill.  Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings.  The USDA will annually establish individual processor’s allocations.  The Company’s marketing allocation for the 2002 crop is approximately 28 million hundredweight.

Under the Farm Bill, a processor may market sugar in excess of its allocation if such sales (i) enable another processor to meet its allocation, (ii) facilitate the export of sugar or (iii) are made for nonhuman consumption.  The USDA can assess a penalty equal to three times the U.S. market value of any quantity of sugar marketed in excess of a processor’s allocation.  The Farm Bill and its related regulations do not allow marketing allocations to be traded among processors.  The Farm Bill does, however, provide for the transfer of allocations associated with a particular processing facility in the event ownership of the facility is transferred.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar processed from the 2002 crop through the 2007 crop.  On an annual basis, the marketing allotments, and the corresponding allocation to the Company, will determine the amount of sugar the Company can sell into the domestic market.  The Company’s allocation may reduce the amount of sugar the Company can market for a given year, thus reducing the number of acres of sugarbeets required for processing.

Payment-In-Kind Program

The USDA implemented a Payment-In-Kind (PIK) program for sugar producers throughout the United States during fiscal years 2002 and 2001.  The PIK program was intended to alleviate the oversupply of sugar in the United States by giving a producer refined sugar in exchange for the producer’s agreement to destroy sugarbeets that would produce a comparable amount of sugar.  Under the PIK program, the Company’s members were paid to destroy a portion of their 2001 and 2000 sugarbeet crops.  Payments to the Company’s members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar.  The Company entered into PIK Certificate Purchase Agreements with its members to purchase the PIK certificates they received from the USDA and to reduce the members’ delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program.  The purchase price for the PIK certificates reflected an allocation of the Company’s fixed costs to account for the reduction of sugarbeets available for processing.

The PIK Certificate Purchase Agreement authorized the Company to require additional direct capital investments by members participating in the PIK program.  The amount of the equity contribution is calculated per hundredweight of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year’s sugarbeet crop.  The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the equity retains attributable to a deceased or totally and permanently disabled former shareholder.

As a result of the PIK program, the 2001 sugarbeet crop harvested by the Company’s members was reduced by approximately 29,000 acres.  The Company received approximately 1.2 million hundredweight of sugar in exchange for the 2001 crop PIK certificates.  The 2000 sugarbeet crop harvested by the Company’s members was reduced by approximately 33,000 acres.  The PIK certificates received were exchanged for approximately 1.6 million hundredweight of sugar.

The Farm Bill authorizes the USDA to implement a pre-plant PIK program to help offset any oversupply.  At this time, there is no PIK program for fiscal 2003.

North American Free Trade Agreement

Under the terms of the original North American Free Trade Agreement (NAFTA) text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row.  Concerned that Mexico’s productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be modified to delay Mexico’s access to the U.S. market.  To embody these modifications, a side letter agreement on sugar was negotiated by the United States and Mexico prior to passage of NAFTA.  The side letter agreement gives Mexico incrementally larger but capped volumes of duty-free access to the U.S. market, and an ability to export additional quantities of sugar to the United States if Mexico pays a gradually descending second tier tariff.  The side letter agreement establishes a common market between the United States and Mexico in sugar by 2008.

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

The Company is concerned that low world sugar prices and a trade conflict between the United States and Mexico over sweeteners could permit de facto acceleration of the second tier tariffs under the side letter agreement.  Under the NAFTA tariff schedule, second tier sugar tariffs were set at approximately 12 cents for 2000 and decline by approximately 1.5 cents per year until reaching zero in 2008.  Low world raw sugar prices and the current second tier tariff make it economically viable for Mexican sugar to enter the United States this year, if the Mexican interests so choose.

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

Joint Venture: ProGold Limited Liability Company

The Company is one of three members of ProGold Limited Liability Company (ProGold).  ProGold was formed to serve as a joint venture between the Company, Minn-Dak Farmers Cooperative and Golden Growers Cooperative.  The joint venture owns a corn wet-milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products.  The Company has a 46 percent membership interest in ProGold, while Golden Growers Cooperative has a 49 percent interest and Minn-Dak Farmers Cooperative has a 5 percent interest in ProGold.

ProGold and Cargill, Incorporated entered into an operating lease under which Cargill leases ProGold’s corn wet-milling plant.  The lease commenced on November 1, 1997, and the initial term will terminate on December 31, 2007.

Joint Venture: Crystech, LLC

The Company and Newcourt Capital USA, Inc. (Newcourt) formed Crystech, LLC (Crystech), a Delaware limited liability company, on May 28, 1998.  Crystech was formed to construct and operate a molasses desugarization facility in Hillsboro, North Dakota.  The Company and Newcourt each own a 50 percent membership interest in Crystech.  The original financing of the facility included approximately $86 million of secured debt placed by Newcourt with a consortium of lenders, and approximately $14 million in subordinated debt from the Company.

The Company has a 12-year Tolling Services Agreement with Crystech whereby the Company pays the full cost of processing sugarbeet molasses delivered to the facility, with title and risk of loss to the product remaining with the Company throughout the process.  The Tolling Services Agreement may be terminated by the Company if the specific operational processing performance required of Crystech in the contract is not maintained.  The Company has also entered into an Operations and Maintenance Agreement with Crystech by which the Company is responsible for operating and maintaining the facility throughout the term of the Tolling Services Agreement.  The facility has a capacity to process approximately 200,000 tons of softened molasses annually for conversion to sugar and other agri-products.  During fiscal 2002, approximately 175,000 tons of softened molasses were processed.

Employees

As of August 31, 2002, the Company had 1,243 full-time employees, of which 1,040 were hourly and 203 were salaried.  The Company had 37 part-time employees.  In addition, the Company employs approximately 649 hourly seasonal workers, approximately 320 during the sugarbeet harvest and approximately 329 during the remainder of the sugarbeet processing campaign.  The Company also contracts with a third party agency for approximately another 1,200 additional workers during the sugarbeet harvest.

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

Substantially all employees who meet eligibility requirements of age and length of service are covered by one of the Company’s two defined benefit retirement plans.  Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans.  The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death.  The Company’s policy is to fund pension costs accrued.  The plans were fully funded for vested benefits as of February 28, 2002, the end of the most recent plan year.  Union and nonunion employees are also eligible to participate in 401(k) savings plans.

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

The Company received a Notice of Violation from the State of Minnesota on April 5, 2001 for alleged violations of the Minnesota hydrogen sulfide standard, performance test reporting requirements and air emission permit requirements at the Crookston, Moorhead and East Grand Forks factories.  The Company is currently involved in negotiations with the Minnesota Pollution Control Agency (MPCA) with the intent of concluding a stipulation agreement with regard to the alleged violation and related penalties.  Management believes it will be able to negotiate a satisfactory resolution and that the outcome of the alleged violation should not have a material adverse effect on the Company’s financial condition. The Company has accrued the expected costs associated with the anticipated penalties.

The Company is currently conducting an environmental remediation plan at its Moorhead and Crookston Minnesota factories. In fiscal 2002, the Company recorded a liability and an expense of approximately $1.9 million associated with the estimated costs of the remediation plan.

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

The Farm Bill

The impact of the Farm Bill on the operations of the Company cannot be completely predicted.  The continued loan programs provided for in the Farm Bill are anticipated to have the same impact as the FAIR Act loan programs.  The long term ramifications of the marketing allotment program depend on the Company’s ability to maintain its marketing allocation on an annual basis and to obtain access, if necessary, to additional allocations at a reasonable price.

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

The location and processing capacity of the Company’s factories are:

Location	Approximate Daily Slicing Capacity (Tons of Sugarbeets)
Crookston, MN	5,900
East Grand Forks, MN	9,300
Moorhead, MN	5,900
Drayton, ND	6,700
Hillsboro, ND	8,200

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar.  Each factory has space for sugarbeet storage, including ventilated and cold storage sites.  Each of the Company’s facilities is currently operating at or near its capacity.  The Company owns a molasses desugarization (MDS) plant at its East Grand Forks facility and participates in a joint venture that owns and operates a MDS plant at the Hillsboro facility.  The MDS plants process molasses to extract additional sugar.  The Company’s sugar packaging facilities are located at the Moorhead, Hillsboro, Crookston and East Grand Forks factories.

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

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2002.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2002, the Company had 3,035 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

A member desiring to sell his or her Common Stock or Preferred Stock must first offer them to the Company for purchase at par value.  If the Company declines to purchase such shares, either class may be sold to a new member (i.e., another farm operator not already a member) and Preferred Stock may be sold to one or more existing members or farm operators approved for membership, in each case subject to approval by the Board of Directors.  To date, the Company’s Board of Directors has not exercised the Company’s right of first refusal to purchase shares offered for sale by its members.  In the absence of the exercise of such right of first refusal, the Company is aware of sales of Preferred Stock at prices in excess of the par value of those shares.  Because the Company does not require parties seeking approval for transfers to provide information regarding the transfer price, the Company does not possess verifiable information regarding the transfer price involved in recent transfers of the Company’s Preferred Stock.

Item 6.                                        SELECTED FINANCIAL DATA

The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2002	2001	2000	1999	1998

Net Revenues	$775,288	$866,362	$731,432	$843,968	$676,625
Net Proceeds(1)	$398,588	$389,039	$358,373	$369,681	$313,007
Total Assets	$622,693	$641,445	$739,719	$667,824	$648,118
Long-Term Debt, Net of Current Maturities	$182,371	$201,416	$230,905	$233,135	$194,695
Members’ Investments	$268,667	$255,660	$249,330	$241,286	$224,843
Property and Equipment
Additions, net of retirements	$15,281	$21,851	$42,088	$58,693	$98,992
Working Capital	$58,282	$45,341	$53,613	$56,733	$30,357
Ratio of Long-Term Debt to Equity(2)	.68:1	.79:1	.93:1	.97:1	.87:1

	Fiscal Year Ended August 31, (In Thousands, except for tons purchased per acre and Net Beet Payment per ton)
Production Data(3)	2002	2001	2000	1999	1998

Acres harvested	453	442	486	481	462
Tons purchased	8,058	9,626	9,657	10,679	8,553
Tons purchased per acre harvested	17.8	21.8	19.9	22.2	18.5
Gross beet payment per ton of sugarbeets purchased	$46.64	$37.70	$37.31	$34.67	$37.73
Sugar hundredweight
Produced	25,395	29,035	26,646	25,453	21,528
PIK Sugar Receipts	1,177	1,561
Sold, including purchased sugar	26,806	32,445	24,756	27,552	21,735
Purchased sugar sold	288	3	230	798	901
Pulp, Molasses and CSB tons
Produced	612	749	784	921	771
Sold	636	701	803	1,042	728

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

(3)           Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2002 relates to the crop of 2001).

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this report.

Liquidity and Capital Resources

Under the Company’s Bylaws and Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products the Company sells, are subordinated to all member business expenses.  In addition, the beet payment made to members is paid in three payments over the course of a year, and the payments are made net of the anticipated unit retain for the crop.  These procedures have the effect of providing the Company with an additional source of short-term financing.  This member financing arrangement may result in an additional source of liquidity and reduced need for outside financing in comparison to a similar business operated on a non-cooperative basis.

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has a long-term debt availability with CoBank, ACB of $132.4 million, of which $101.3 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $43.5 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $5.6 million.  The Company also has a seasonal line of credit with a consortium of lenders lead by CoBank, ACB of $180 million and a line of credit with Wells Fargo Bank for $3 million.  As of August 31, 2002, $7 million was outstanding on the seasonal line of credit with CoBank, ACB.  There was no line of credit balance outstanding with Wells Fargo Bank as of August 31, 2002.

Critical Accounting Policies and Estimates

Preparation of the Company’s financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. The Company’s critical accounting estimates include the following:

Inventory Valuation

Sugar, pulp, molasses and other agri-product inventories are valued at estimated net realizable value. The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends. Changes in market conditions may cause management’s estimates to differ from actual results.

Property, Equipment and Depreciation

Property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 45 years. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the year. However, considerable management judgment is necessary to estimate future cash flows and may differ from actual results.

Pension Plan Benefits

Accumulated plan benefits are those future periodic payments, including lump-sum distributions that are attributable under the Pension Plan’s provisions to the service employees have rendered. Accumulated plan benefits include benefits expected to be paid to retired or vested terminated employees or their beneficiaries; beneficiaries of employees who have died; and present employees or their beneficiaries.

The actuarial present value of accumulated plan benefits is determined by an actuary and is the amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money and the probability of payment.

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated plan benefits for fiscal 2002 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability;  Life Expectancy - 1983 group annuity mortality;  Retirement Age Plan A- 35 percent of eligible participants retire at age 60, the remaining participants at age 65;  Retirement Age Plan B- 25 percent of eligible participants retire at age 60, the remaining participants at age 65;  Investment Return - 8.5 percent compounded annually for funding;  Discount Rate- 7.5 percent compounded annually;  Salary Scale - 4.0 percent compounded annually, Plan A only.

Actual events may differ from the assumptions used and may result in plan benefit payments differing significantly from the current estimate.

Results of Operations

U.S. sugar consumption growth rates averaged approximately 1.6 percent annually during the 1990’s.  Sugar consumption growth rates are a function of population growth, which has increased slightly over the past five years, and food market trends.  The Company believes that sugar consumption will be relatively flat to down slightly in the near future.

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

Comparison of the Years Ended August 31, 2002 and 2001

Revenue for the year ended August 31, 2002, was $775.3 million, a decrease of $91.1 million from 2001.  Revenue from total sugar sales decreased 11.1 percent due to a 17.4 percent decrease in hundredweight sold, partially offset by a 7.6 percent increase in the average selling price per hundredweight.  Revenue from pulp sales decreased 4.2 percent due to a 5.1 percent decrease in the average selling price per ton, partially offset by a .9 percent increase in the volume of pulp tons sold.  Revenue from molasses sales decreased 35.2 percent due to a 53.6 percent decrease in the volume of molasses sold, partially offset by a 39.6 percent increase in the average selling price per ton.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 2.3 percent due to a 12.2 percent decrease in the volume of CSB sold, partially offset by an 11.3 percent increase in the average selling price per ton.

Cost of product sold, exclusive of payments for sugarbeets and PIK certificates, decreased $73.2 million as compared to fiscal 2001.  Direct processing costs for sugar and pulp decreased 21.5 percent due to harvesting 16.3 percent fewer sugarbeets and processing 16.4 percent less sugarbeets. The decrease was also due to cost reduction efforts and lower natural gas prices.  The change in product inventories impacted the cost of product sold favorably by $50.4 million.  This was primarily due to the value of the carryover sugar inventory as of August 31, 2000, which was sold in fiscal 2001, and was approximately $43.0 million higher than the value of the carryover sugar inventory as of August 31, 2001, which was sold in fiscal 2002.  The higher inventory level as of August 31, 2000 consisted largely of sugar pledged to the CCC, which was forfeited during the first quarter of fiscal 2001.  The value for sugar inventories as of August 31, 2002 increased compared to the prior year due to a slightly higher inventory level and a higher net realizable value per hundredweight. The cost associated with sugar purchased to meet customer needs was up $6.5 million due to delaying the commencement of the 2002 crop campaign.  The 2002 Crop campaign startup was delayed because of adverse planting and growing conditions which slowed the maturity of the crop.

Selling, general and administrative expenses decreased $22.2 million from 2001.  Selling expenses decreased $21.8 million primarily due to lower freight and warehousing costs for sugar due in part to the decrease in hundredweight sold.  General and Administrative costs decreased $ ..4 million due to lower personnel costs and other general cost reductions.

Interest income decreased $1.2 million from last year primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense decreased $5.4 million from last year primarily due to lower long-term and short-term interest rates and lower average borrowing levels.

Non-member business activities resulted in a loss of $ ..7 million in 2002, as compared to a loss of $1.9 million in 2001.  The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold Limited Liability Company.

Payments to members for PIK certificates, net of equity retention declared, decreased by $4.2 million from $26.5 million in 2001 to $22.3 million in 2002.

Payments to members for sugarbeets, net of unit retains declared, increased by $8.1 million from $343.6 million in 2001 to $351.7 million in 2002.

Comparison of the Years Ended August 31, 2001 and 2000

Revenue for the year ended August 31, 2001, was $866.4 million, an increase of $134.9 million from 2000.  Revenue from total sugar sales increased 19.2 percent due to a 31.1 percent increase in hundredweight sold, partially offset by a 9.0 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 8.8 percent due to a 14.8 percent increase in the average selling price per ton partially offset by a 5.2 percent decrease in the volume of pulp sold.  Revenue from molasses sales decreased 37.4 percent due to a 52.6 percent decrease in the volume of molasses sold partially offset by a 32.1 percent increase in the average selling price per ton.  Revenue from the sales CSB increased 58.5 percent due to a 13.6 percent increase in sales volume and a 39.4 percent increase in the average selling price per ton.  The decrease in sales volume of molasses and the increase in sales volume of CSB was primarily the result of the Crystech molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

Cost of product sold, exclusive of payments for sugarbeets and PIK certificates increased $89.6 million.  Direct processing costs for sugar and pulp increased 12.3 percent due to the processing 3.2 percent more sugarbeets, higher costs for natural gas and twelve months versus seven months of tolling charges from Crystech.  Fixed and committed expenses increased 2.9 percent, reflecting higher depreciation and insurance costs.  The cost associated with sugar purchased to meet customer needs decreased $6.2 million due to minimal activity during fiscal 2001.  Change in inventories impacted the cost of product sold unfavorably by $78.2 million.

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

Comparison of the Years Ended August 31, 2000 and 1999

Revenue for the year ended August 31, 2000, was $731.4 million, a decrease of $112.6 million from 1999.  Revenue from total sugar sales decreased 12.2 percent, reflecting a 10.2 percent decrease in hundredweight sold and a 2.3 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased 7.6 percent due to an 18.4 percent decrease in the volume of tons sold, partially offset by a 13.3 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 50.9 percent due to a 52.4 percent decrease in the volume of molasses sold, partially offset by a 3.1 percent increase in the average selling price per ton.  Revenue from sales of CSB increased 32.9 percent due to a 90.1 percent increase in the volume of CSB sold, partially offset by a 30.1 percent decrease in the average selling price per ton.  The decrease in sales volume of molasses and the increase in sales volume of CSB was primarily the result of the operation of the Crystech molasses desugarization facility at Hillsboro, North Dakota, which became operational on February 1, 2000.

Cost of product sold, exclusive of payments for sugarbeets, decreased $77.4 million.  Direct processing costs for sugar and pulp increased 9.3 percent primarily due to the commencement of tolling charges from Crystech, partially offset by reduced costs of harvesting and the processing fewer tons.  Fixed and committed expenses increased 0.1 percent reflecting slightly higher depreciation and maintenance costs.  The cost associated with sugar purchased to meet customer needs was down $15.4 million due to the decrease in purchased sugar activity in distant geographic markets.  The change in inventories impacted the cost of product sold favorably by $72.5 million.

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

Non-member business activities resulted in a loss of $1.9 million in 2000, as compared to a loss of $ .5 million in 1999.  This change was primarily the result of the gain on the sale of certain sugarbeet seed assets to Betaseed, Inc. reflected in 1999, offset by increased income from the investment in ProGold.

Payments to members for sugarbeets, net of unit retains declared, decreased by $7.8 million from $348.8 million to $341.0 million.  The decrease was primarily attributable to a 9.6 percent decrease in tons harvested partially offset by a higher per-ton beet payment.

Recent Acquisitions

On October 7, 2002 the Company, through SSI, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities from Holly for approximately $35 million.

The Hereford, Texas facility was idle at the time of the acquisition and will remain idle for the foreseeable future.  The Torrington, Wyoming facility has been leased, on a long-term basis, to Western, who will continue to operate the facility to process sugarbeets delivered by the growers currently supplying the facility and from its own growers.  The lease payments due under the long-term lease are nominal.

SSI will operate the Sidney, Montana facility.  The campaign for the 2002 crop commenced on September 25, 2002, with a total of 863,000 tons of sugarbeets harvested, with a total production of approximately 2.5 million hundredweight of sugar expected to be produced from the 2002 crop.  Approximately 127,000 tons of beets from the 2002 crop had been harvested prior to October 7, 2002. This portion of the crop and the resulting sugar produced from those beets remained the property of Holly.

As part of the entire transaction with Holly, SSI acquired the rights to marketing allocations equal to an estimated 4.8673% of the total allocation for the domestic sugarbeet segment.  SSI will use a portion of these marketing allocations to market the sugar produced at the Sidney, Montana facility.  Any excess allocations will be available to the Company pursuant to an agreement between SSI and the Company.

2002 Crop and Estimated Fiscal Year 2003 Information

This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2002 sugarbeet crop.  Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2002 sugarbeet crop, the net selling price for the sugar and agri-products produced by the Company and the Company’s operating costs.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crop, are beyond the Company’s control.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

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

The completed harvest of the sugarbeet crop grown by members during 2002 produced a total of 8.7 million tons of sugarbeets, or approximately 17.6 tons of sugarbeets per acre from approximately 495,000 acres.  This production was less than the ten-year average of 19.1 tons per acre for crops grown in the years 1992 through 2001.  The sugar content of the 2002 crop is 16.93 percent in comparison to a ten year average for the applicable period of approximately 17.46 percent.  The Company expects to produce a total of approximately 24.3 million hundredweight of sugar from the 2002 crop, a decrease of approximately 4.2 percent compared to the 2001 crop.  Such sugar production provides a total sugar recovery of approximately 276 pounds of sugar for each ton of sugarbeets harvested by the Company.

The Sidney Crop consisted of approximately 863,000 tons of sugarbeets, or approximately 19.1 tons of sugarbeets per acre from approximately 45,000 acres.  The sugar content of the Sidney Crop is 17.94 percent.  The Company expects to produce a total of approximately 2.5 million hundredweight of sugar from the Sidney Crop.

The Company’s Current Strategic Plan

In order to obtain the best selling price for its products, the Company intends to focus on sales and marketing strategies that allow the Company to provide its customers with an appropriate mixture of the Company’s products.  The Company plans to optimize its customer mix, improve logistics and continue to evaluate and improve its customer performance.

To pursue the goal of maintaining and improving upon its current status as a low cost producer, the Company intends to focus on working with its members to increase the productivity of the members’ sugarbeet farming operations.  The Company expects to focus on, among others, programs for nitrogen management and new seed varieties.  At the factory level, the Company plans to focus on cost reductions and pursue on-going maintenance initiatives and targeted capital improvements.  After completing several large strategic capital projects in recent years, the Company currently intends to focus its efforts on strengthening its balance sheet while pursuing maintenance capital and high-return strategic capital projects.

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

Item 8.                                        FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years ended August 31, 2002, 2001 and 2000 have been audited by Eide Bailly LLP, independent certified public accountants.  Such financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The financial statements of the Company are included in Appendix A to this annual report.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires Dec.

Michael A. Astrup PO Box 219 Dilworth, MN 56529	49	Moorhead	1996	2002

Jerry D. Bitker 1694 Co. Highway #19 Halstad, MN 56548	54	Hillsboro	1996	2002

Richard Borgen 1544 Co. Highway #39 Perley, MN 56574	53	Moorhead	1997	2003

Paul J. Driscoll PO Box 555 East Grand Forks, MN 56721	57	East Grand Forks	2000	2003

Curtis Haugen 45508 300th St. NW Argyle, MN 55108	41	East Grand Forks	2001	2004

Lonn M. Kiel RR 3, Box 71 Crookston, MN 56716	49	Crookston	1994	2003

David J. Kragnes 10600 60th St. N. Felton, MN 56536	50	Moorhead	1995	2004

Francis L. Kritzberger RR #1, Box 22 Hillsboro, ND 58045	57	Hillsboro	1996	2003

Patrick D. Mahar RR 1, Box 363 Cavalier, ND 58220-9789	60	Drayton	1993	2002

Jeff McInnes RR 2 Box 140 Hillsboro, ND 58045	45	Hillsboro	2001	2004

Ronald E. Reitmeier RR 1, Box 49 Fisher, MN 56723	56	Crookston	1996	2002

Jim A. Ross RR 1, Box 5 Fisher, MN 56723	52	Crookston	1998	2004

G. Terry Stadstad 1774 22nd Avenue NE Grand Forks, ND 58203	59	East Grand Forks	1993	2002

Robert Vivatson (Chairman) PO Box 631 Cavalier, ND 58220	52	Drayton	1992	2004

Neil Widner PO Box 47 Stephen, MN 56757	51	Drayton	2000	2003

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

Richard Borgen.  Mr. Borgen has been a director since 1997.  Mr. Borgen has farmed east of Perley, Minnesota, since 1967 and has served as a director on the Perley Co-op Elevator Board for nine years and the Norman County West school board for 10 years.

Paul J. Driscoll.  Mr. Driscoll has been a director since 2000.  Mr. Driscoll has farmed in the East Grand Forks, Minnesota, area for many years.  Mr. Driscoll currently serves on the Marshall Polk Rural Water Board, the Minnesota Rural Water Finance Authority, the Huntsville Township Board and the Northwest Technical College Advisory Board.

Curtis Haugen.  Mr. Haugen has been a director since 2001.  Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota.  Mr. Haugen has completed his twelfth year as a director of the Red River Valley Sugarbeet Growers Association.  Mr. Haugen is serving as a director and President of the Farmer’s Union Oil Company, Oslo, Minnesota.

Lonn M. Kiel.  Mr. Kiel has been a director since 1994 and has been farming near Crookston, Minnesota, since 1982.  Mr. Kiel is the president of Kiel Corporation.

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

Patrick D. Mahar.  Mr. Mahar has been a director since 1993 and has been a farmer since 1962.  Mr. Mahar is currently a partner of Mahar Farms near Cavalier, North Dakota.  Mr. Mahar previously served as president of the Red River Valley Sugarbeet Growers Association, Fargo, North Dakota, and as president of the American Sugarbeet Growers Association, Washington, D.C.  Mr. Mahar is currently serving as a director for Midwest Agri-Commodities Company and also on the Boards of Directors of United Valley Bank and Farmers Co-op Elevator, both of Cavalier, North Dakota.

Jeff McInnes.  Mr. McInnes has been a director since 2001.  Mr. McInnes co-manages a 3,300 acre farming operation near Hillsboro, North Dakota.  Mr. McInnes is the founder and manager of the Basement Traders Marketing Club, a grain marketing association in Hillsboro.  Mr. McInnes is a director and the chairman of the Hillsboro Economic Development Corporation.

Ronald E. Reitmeier.  Mr. Reitmeier has been a director since 1996, and has been a farmer since 1968.  Mr. Reitmeier has served on the Board of Directors of PKM Electric Co-op for 18 years.

Jim A. Ross.  Mr. Ross has been a director since 1998.  Mr. Ross has farmed near Fisher, Minnesota, since 1971 and is a board member of Fisher Fuel and Hardware Cooperative.

G. Terry Stadstad.  Mr. Stadstad has been a director since 1993 and has been farming near Grand Forks, North Dakota, since 1965.  Mr. Stadstad serves on the Board of Directors of United Sugars Corporation and the Board of Governors of ProGold Limited Liability Company.

Robert Vivatson.  Mr. Vivatson has been a director since 1992.  Operating as a farmer near Cavalier, North Dakota, since 1975, Mr. Vivatson is a partner of Vivatson Bros. and President of Vivatson Farms Inc.  Mr. Vivatson is serving on the Board of Directors of United Sugars Corporation, Midwest Agri Commodities Company, the United Valley Bank of Cavalier and Grand Forks and the Board of Governors of ProGold Limited Liability Company.

Neil Widner.  Mr. Widner has been a director since 2000.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.  Mr. Widner currently serves as a director of Farmers Grain in Stephen, Minnesota.

The Board of Directors meets monthly.  For fiscal year 2002, the Company provided its directors with compensation consisting of (i) a payment of $200 per month, (ii) a per diem payment of $200 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors’ meetings.  The Chairman of the Board of Directors receives a payment of $500 per month, rather than $200 per month; the Chairman also receives a per diem in the amount of $200 for each day spent on Company activities.

For fiscal years 2003, 2004 and 2005 the Board has approved an increase in the monthly compensation paid to directors to $300 per month for fiscal 2003, $400 per month for fiscal 2004 and $500 per month for fiscal 2005, with future annual increases of $25 per month for each fiscal year after fiscal 2005, with a per diem payment of $250 for each day spent on Company activities.  The monthly compensation payment for the Chairman of the Board to $800 per month for fiscal 2003, $900 per month for fiscal 2004 and $1,000 per month for fiscal 2005, with future annual increases of $25 per month for each fiscal year after 2005.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1, of each calendar year the fees are to be paid.  The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the Board member’s regular employment or business, but not beyond age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there is one Board member who has elected to participate in this plan.  The amount deferred, as of August 31, 2002 was $127,000.

Executive Officers

The table below lists the principal officers of the Company, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position

James J. Horvath	57	Chief Executive Officer
Thomas S. Astrup	33	Vice President-Administration
David A. Berg	48	Vice President-Agriculture
Joseph J. Talley	42	Vice President-Finance
David A. Walden	49	Vice President-Operations
Daniel C. Mott	43	Secretary
Samuel S. M. Wai	48	Treasurer and Assistant Secretary
Brian Ingulsrud	39	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	46	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	47	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	45	Director Business Development, Assistant Secretary and Assistant Treasurer

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

David A. Walden.  Mr. Walden was elected Vice President-Operations in January 1998.  He served as Production Manager from 1995 until 1998.  He joined the Company in 1979 as a Resident Engineer at the Crookston facility and has held positions of Engineering and Maintenance Superintendent, Production Superintendent, Assistant Operations Manager and Maintenance Manager.  Mr. Walden also serves as the chairman of the Board of Managers of Crystech LLC.

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

Item 11.                                 EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2002 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the four other most highly compensated current executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Payouts
	Year	Salary ($)	Incentive Compensation ($)	Other Annual Compensation ($)(1)	1995 Plan Payouts ($)(2)	1999 Plan Payouts ($)(2)

James J. Horvath	2002	$433,860	$342,155	$40,056	N/A	$4,879
Chief Executive Officer	2001	$410,762	$279,335	$38,181	$6,450	—
	2000	$405,865	$257,645	$26,954	$4,437	—

Thomas S. Astrup	2002	$157,085	$77,077	$8,458	N/A	—
Vice President -Administration*	2001	$119,060	$88,566	$6,019	N/A	—
	2000	$93,556	$19,749	$9,745	N/A	—

David A. Berg	2002	$196,923	$112,490	$19,824	N/A	$1,038
Vice President-Agriculture	2001	$179,077	$100,800	$19,099	$2,409	—
	2000	$171,077	$119,016	$14,162	$2,393	—

Joseph J. Talley	2002	$202,032	$127,225	$18,632	N/A	$1,038
Vice President -Finance	2001	$181,615	$91,592	$17,953	N/A	—
	2000	$171,077	$98,136	$13,648	N/A	—

David A. Walden	2002	$198,000	$103,464	$19,072	N/A	$1,038
Vice President -Operations	2001	$185,000	$84,431	$18,398	N/A	—
	2000	$171,077	$89,784	$14,025	N/A	—

*       Effective December 11, 2000

(1)           Includes the cost of additional life insurance coverage, car allowance, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)           Represents the “profit per acre payments” made to the executive under the Company’s 1995 and 1999 LTIP plans (described below).  The profit per acre payments are determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of contract rights held by the executive.

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

1995 Plan

During 2001, the 1995 Long-Term Incentive Plan was terminated and all contract rights cancelled.  The participants in the 1995 Plan were compensated for the value of vested benefits under the 1995 Plan.  The Company adopted the 1995 Plan, which provided deferred compensation to certain key executives of the Company, on September 1, 1995.  This 1995 Plan created financial incentives to reward executives for long-term commitment to the Company and for successfully implementing the Company’s long-term growth strategies.  Such incentives were based upon contract rights that were available to the executive under the terms of the 1995 Plan, the value of which was related to the value of the Preferred Stock of the Company.  The 1995 Plan allowed participants to purchase a limited number of contract rights at the end of each three-year cycle.  The 1995 Plan established both minimum and maximum ownership levels.  When an executive reached their minimum ownership level, he or she could sell any vested shares over the minimum to any qualified grower.  The executive or his estate could also sell any vested shares at the time of his termination, disability or death.  At the point of sale, the contract right became a share of Preferred Stock which the Company issued to the purchasing grower.  The executive received the proceeds of the sale, less appropriate taxes.  The long-term cost of the stock was not to the Company, but to the grower who eventually purchased the stock from the executive.  The 1995 Plan also provided for annual payments of “profit per acre payments” to executives holding contract rights.  The profit per acre payments were determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of contract rights held by the executive.  The contract rights acquired under this plan terminate five years after the executive’s employment with the Company is terminated, if not exercised by the executive.  This 1995 Plan was replaced by the 1999 Long-Term Incentive Plan discussed below.

1999 Plan

In June of 1999, the Board of Directors adopted the 1999 Long-Term Incentive Plan, which became effective in fiscal year 2000.  Under this plan, awards are based upon progress towards achieving certain long-term strategic objectives established by the Board of Directors.  Incentive awards under the plan range from 0 to 40 percent of base compensation for the Vice Presidents and from 0 to 80 percent of base compensation for the CEO.  The actual amount of the award available to a given individual is based upon the collective performance level of participants as determined by the Board of Directors.  Awards paid under the plan may be paid in the form of cash paid to the employee’s Supplemental Executive Retirement Plan, as discussed below, or in the form of contract rights, in each case as determined by the Board of Directors.  All awards will be subject to a three year vesting schedule.  The Board of Directors retains the discretion to determine the amount of any cash awards and/or contract rights to be made available to plan participants with respect to a given fiscal year.

In fiscal 2002, 307.1 contract rights were granted at a stated value of $1,500 per contract right or a total stated value of $460,648.  In fiscal 2002, the Board of Directors increased the value of the 802.68 contract rights issued prior to fiscal 2002 from $1,000 to $1,500 per contract right, for a total increase in the stated value of $401,341. As of August 31, 2002, there were 1,109.78 contract rights, at a total stated value of $1.7 million, issued and outstanding, 388.15 of which were vested.  The table below lists the executives named in the compensation table who have been granted and hold contract rights.

1999 Plan

Long-Term Incentive Plan Awards

Executive Officers	Fiscal 2002 Contract Rights		Total Contract Rights Held			Fiscal 2002 Representative Payout(1)
	Granted	Stated Value	Granted	Vested	Stated Value

James J. Horvath	162.82	$244,240	630.32	229.44	$945,477	$4,879
Thomas S. Astrup	30.67	$46,008	59.92	9.75	$89,883	—
David A. Berg	37.87	$56,800	138.85	49.32	$208,270	$1,038
Joseph J. Talley	37.87	$56,800	139.75	49.62	$209,620	$1,038
David A. Walden	37.87	$56,800	140.94	50.02	$211,420	$1,038

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

Certain executive employees of the Company are eligible to participate in a “Supplemental Executive Retirement Plan.”  Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to (i) the difference between amounts actually contributed to the Company’s 401(k) plan on behalf of the executive and the amounts which could have been contributed if certain provisions of the Internal Revenue Code did not prohibit the contribution of such amounts and (ii) the difference between the benefits actually payable to the executive under the provisions of Retirement Plan “A” and the amounts which would be payable under Retirement Plan “A” if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits.  In addition, the executive may elect to defer a portion of his or her compensation, ranging from 2 percent to 20 percent, by regular payroll deductions under the Supplemental Plan, and may also defer 100 percent of all incentive compensation and profits-per-acre payments.  The Supplemental Plan is an “unfunded” plan, with all amounts to be paid under the Supplemental Plan to be paid from the general assets of the Company when due and also to be subject to the claims of the Company’s creditors.

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

American Crystal Sugar Company

2002 Calculation

Plan A Qualified and Non-Qualified Supplemental Benefits

	Years of Service
Remuneration	15	20	25	30	35

$125,000	$23,883	$31,844	$39,806	$47,767	$47,767
$150,000	$29,133	$38,844	$48,556	$58,267	$58,267
$175,000	$34,383	$45,844	$57,306	$68,767	$68,767
$200,000	$39,633	$52,844	$66,056	$79,267	$79,267
$225,000	$44,883	$59,844	$74,806	$89,767	$89,767
$250,000	$50,133	$66,844	$83,556	$100,267	$100,267
$300,000	$60,633	$80,844	$101,056	$121,267	$121,267
$400,000	$81,633	$108,844	$136,056	$163,267	$163,267
$450,000	$92,133	$122,844	$153,556	$184,267	$184,267
$500,000	$102,633	$136,844	$171,056	$205,267	$205,267
$600,000	$123,633	$164,844	$206,056	$247,267	$247,267
$700,000	$144,633	$192,844	$241,056	$289,267	$289,267
$800,000	$165,633	$220,844	$276,056	$331,267	$331,267
$900,000	$186,633	$248,844	$311,056	$373,267	$373,267
$1,000,000	$207,633	$276,844	$346,056	$415,267	$415,267

The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 17 years; Mr. Astrup has served for 8 years; Mr. Berg has served for 15 years; Mr. Talley has served for 8 years; and Mr. Walden has served for 23 years.

The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax and after-tax basis, a portion of their gross compensation in trust to pay future retirement benefits.  The Company matches 100 percent of the nonunion and union year-round participant’s pre-tax contribution up to 4 percent and 2 percent respectively of their gross earnings.  The total annual pre-income tax addition to any employee’s account in any calendar year may not exceed the lesser of (i) $40,000 or (ii) 100 percent of annual compensation less the amount of the employer match and the employee deferral.  For calendar 2002, the employee pre-income tax contribution is limited to $11,000.  Benefits under the 401(k) plans can begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59½, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70½ or is terminated.

Item 12.                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds.  The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock.  The Preferred Stock of the Company is non-voting stock.  The Company’s stock can only be held by individuals who are sugarbeet growers.  None of the officers or executives of the Company hold stock of the Company.  As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote.  As a group, the directors generally own approximately 2 to 3 percent of the outstanding Preferred Stock. each year.

Item 13.                                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the Company’s directors is also a sugarbeet farmer and a shareholder member or representative of a shareholder member of the Company.  By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets.  Such payments for sugarbeets often exceed $60,000.  Such payments, however, are received by the directors or the entities they represent on exactly the same basis as payments received by other members of the Company for the delivery of their sugarbeets.  Except for the sugarbeet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

Item 14.                                 CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this annual report.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART IV

Item 15.                                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       Documents filed as part of this report

1.        Financial Statements

Report of Independent Auditors

Balance Sheets as of August 31, 2002 and 2001

Statements of Operations for the Years Ended August 31, 2002, 2001 and 2000

Statements of Changes in Members’ Investments for the Years Ended August 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended August 31, 2002, 2001 and 2000

Notes to Financial Statements

2.        Financial Statement Schedules

None

3.             The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)       Reports on Form 8-K

The Company filed the following current report on Form 8-K during the quarter ending on August 31, 2002.

(i)       Current report on Form 8-K, dated July 8, 2002, under item 9 reporting projected gross beet payment increase.

(c)       Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2002.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
Chief Executive Officer

Dated: November 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. HORVATH	Chief Executive Officer	November 27, 2002
(Principal Executive Officer)
/s/ JOSEPH J. TALLEY	Vice President-Finance	November 27, 2002
(Principal Financial Officer)
/s/ BRIAN INGULSRUD	Corporate Controller	November 27, 2002
(Principal Accounting Officer)
/s/ MICHAEL A. ASTRUP	Director	November 27, 2002

/s/ JERRY D. BITKER	Director	November 27, 2002

/s/ RICHARD BORGEN	Director	November 27, 2002

/s/ PAUL J. DRISCOLL	Director	November 27, 2002

/s/ CURTIS HAUGEN	Director	November 27, 2002

/s/ LONN M. KIEL	Director	November 27, 2002

/s/ DAVID J. KRAGNES	Director	November 27, 2002

/s/ FRANCIS L. KRITZBERGER	Director	November 27, 2002

/s/ PATRICK D. MAHAR	Director	November 27, 2002

/s/ JEFF MCINNES	Director	November 27, 2002

/s/ RONALD E. REITMEIER	Director	November 27, 2002

/s/ JIM A. ROSS	Director	November 27, 2002

/s/ G. TERRY STADSTAD	Director	November 27, 2002

/s/ ROBERT VIVATSON	Director	November 27, 2002

/s/ NEIL WIDNER	Director	November 27, 2002

CERTIFICATIONS

I, James J. Horvath, President and Chief Executive Officer of American Crystal Sugar Company, certify that:

1.                                       I have reviewed this annual report on Form 10-K of American Crystal Sugar Company (the registrant);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 27, 2002

I, Joseph J. Talley, Vice President-Finance and Chief Financial Officer of American Crystal Sugar Company, certify that:

1.                                       I have reviewed this annual report on Form 10-K of American Crystal Sugar Company (the registrant);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 27, 2002

APPENDIX A

REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying balance sheets of the American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 2002 and 2001, and the related statements of operations, changes in members’ investments and cash flows for the years ended August 31, 2002, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the American Crystal Sugar Company as of August 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended August 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

October 3, 2002, except for Note 15 for which the date is October 10, 2002
Bloomington, Minnesota

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31

(In Thousands)

	2002	2001	2000
Net Revenue	$775,288	$866,362	$731,432

Cost of Product Sold	206,789	279,978	190,365

Gross Proceeds	568,499	586,384	541,067

Selling, General and Administrative Expenses	159,376	181,607	163,803

Operating Proceeds	409,123	404,777	377,264

Other Income (Expense):
Interest Income	2,009	3,232	3,202
Interest Expense, Net	(14,578)	(19,973)	(22,645)
Other, Net	2,098	1,112	615

Total Other (Expense)	(10,471)	(15,629)	(18,828)

Proceeds Before Income Taxes	398,652	389,148	358,436

Income Tax Expense	(64)	(109)	(63)

Net Proceeds Resulting from Member and Non-Member Business	$398,588	$389,039	$358,373

Distributions of Net Proceeds:
Credited (Charged) to Members’ Investments:
Non-Member Business (Loss)	$(733)	$(1,884)	$(1,879)
Equity Retention Declared to Members	1,177	1,560	—
Unit Retains Declared to Members	24,154	19,239	19,299
Net Credit to Members’ Investments	24,598	18,915	17,420
Payments to Members for PIK Certificates, Net of Equity Retention Declared	22,320	26,507	—
Payments to Members for Sugarbeets, Net of Unit Retains Declared	351,670	343,617	340,953
Total	$398,588	$389,039	$358,373

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

BALANCE SHEETS

AUGUST 31

(In Thousands)

Assets

	2002	2001
Current Assets:
Cash and Cash Equivalents	$22	$5,902
Receivables:
Trade	60,812	67,332
Members	3,987	3,300
Other	1,465	1,553
Advances to Related Parties	11,336	14,924
Inventories	115,656	104,269
Prepaid Expenses	5,732	2,758

Total Current Assets	199,010	200,038

Property and Equipment:
Land	33,806	32,511
Buildings	86,647	84,949
Equipment	759,972	754,482
Construction in Progress	5,154	1,453
Less Accumulated Depreciation	(546,960)	(510,015)

Net Property and Equipment	338,619	363,380

Other Assets:
Investments in CoBank, ACB	15,430	15,676
Investments in Marketing Cooperatives	2,064	1,638
Investments in ProGold Limited Liability Company	41,007	38,533
Investments in Crystech, LLC	1,403	1,545
Notes Receivable - Crystech, LLC	13,905	13,905
Long-Term Prepaid Pension Expense	6,548	3,231
Other Assets	4,707	3,499

Total Other Assets	85,064	78,027

Total Assets	$622,693	$641,445

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

BALANCE SHEETS

AUGUST 31

(In Thousands)

Liabilities and Members’ Investments

	2002	2001
Current Liabilities:
Short-Term Debt	$7,000	$13,963
Current Maturities of Long-Term Debt	18,045	19,070
Accounts Payable	18,163	19,775
Advances Due to Related Parties	3,092	3,568
Other Current Liabilities	15,182	15,555
Amounts Due Members	79,246	82,766

Total Current Liabilities	140,728	154,697

Long-Term Debt, Net of Current Maturities	182,371	201,416

Other Liabilities	30,927	29,672

Total Liabilities	354,026	385,785

Commitments and Contingencies (See Note 14 and 15)

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	30	31
Additional Paid-In Capital	143,069	137,241
Unit Retains	124,101	116,480
Equity Retention	2,733	1,560
Accumulated Other Comprehensive Income (Loss)	(1,317)	(436)
Retained Earnings (Accumulated Deficit)	(38,224)	(37,491)

Total Members’ Investments	268,667	255,660

Total Liabilities and Members’ Investments	$622,693	$641,445

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS

FOR YEARS ENDED AUGUST 31

(In Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unit Retains	Equity Retention	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total	Annual Comprehensive Income(Loss)
Balance, August 31, 1999	$38,275	$30	$123,948	$116,849	$—	$(4,088)	$(33,728)	$241,286
Non-Member Business (Loss)	—	—	—	—	—	—	(1,879)	(1,879)	$(1,879)
Pension Liability Adjustment	—	—	—	—	—	3,433	—	3,433	3,433
Unit Retains Withheld from Members	—	—	—	19,299	—	—	—	19,299	—
Payments to Estates and Disabled Individuals	—	—	—	(401)	—	—	—	(401)	—
Payments of 1992 Crop Unit Retains to Members	—	—	—	(19,531)	—	—	—	(19,531)	—
Stock Issued, Net	—	—	7,123	—	—	—	—	7,123	—

Balance, August 31, 2000	38,275	30	131,071	116,216	—	(655)	(35,607)	249,330	$1,554
Non-Member Business (Loss)	—	—	—	—	—	—	(1,884)	(1,884)	$(1,884)
Pension Liability Adjustment	—	—	—	—	—	219	—	219	219
Unit Retains Withheld from Members	—	—	—	19,239	—	—	—	19,239	—
Equity Retention	—	—	—	—	1,560	—	—	1,560	—
Payments to Estates and Disabled Individuals	—	—	—	(217)	—	—	—	(217)	—
Payments of 1993 Crop Unit Retains to Members	—	—	—	(18,758)	—	—	—	(18,758)	—
Stock Issued, Net	—	1	6,170	—	—	—	—	6,171	—

Balance, August 31, 2001	38,275	31	137,241	116,480	1,560	(436)	(37,491)	255,660	$(1,665)
Non-Member Business (Loss)	—	—	—	—	—	—	(733)	(733)	$(733)
Pension Liability Adjustment	—	—	—	—	—	(881)	—	(881)	(881)
Unit Retains Withheld from Members	—	—	—	24,154	—	—	—	24,154	—
Equity Retention	—	—	—	—	1,177	—	—	1,177	—
Payments to Estates and Disabled Individuals	—	—	—	(290)	(4)	—	—	(294)	—
Payments of 1994 Crop Unit Retains to Members	—	—	—	(16,243)	—	—	—	(16,243)	—
Stock Issued, Net	—	(1)	5,828	—	—	—	—	5,827	—

Balance, August 31, 2002	$38,275	$30	$143,069	$124,101	$2,733	$(1,317)	$(38,224)	$268,667	$(1,614)

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31

(In Thousands)

	2002	2001	2000
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$398,588	$389,039	$358,373
Payments to Members for Sugarbeets, Net of Unit Retains Declared	(351,670)	(343,617)	(340,953)
Payments to Members for PIK Certificates, Net of Equity Retention Declared	(22,320)	(26,507)	—
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	40,389	40,427	37,562
Income from Equity Method Investees	(2,828)	(69)	(1,298)
Loss on the Disposition of Property and Equipment	839	1,170	1,216
Non-Cash Portion of Patronage (Dividend)/Loss from CoBank, ACB	(437)	(541)	292
Deferred Gain Recognition	(197)	(197)	(197)
Changes in Assets and Liabilities:
Receivables	5,921	(18,402)	22,109
Inventories	(11,387)	(61,379)	(35,977)
Prepaid Expenses	(2,546)	(894)	(360)
Long-Term Prepaid Pension Expense	(5,668)	(1,508)	(1,723)
Advances To/Due to Related Parties	3,112	(10,982)	22,045
Accounts Payable	(1,612)	(6,516)	33
Other Liabilities	1,153	1,451	4,052
Amounts Due Members	(3,520)	29,100	17,968
Net Cash Provided By (Used In) Operating Activities	47,817	(9,425)	83,142

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(16,258)	(23,063)	(43,935)
Proceeds from the Sale of Property and Equipment	138	42	631
Investments in CoBank, ACB	683	—	—
Investments in Crystech, LLC	—	—	(47)
Issuance of Notes Receivable - Crystech, LLC	—	—	(2,022)
Changes in Other Assets	(517)	(1,723)	2,032
Net Cash (Used In) Investing Activities	(15,954)	(24,744)	(43,341)

Cash Provided By (Used In) Financing Activities:
Net Proceeds (Payments) on Short-Term Debt	(6,963)	12,095	43,196
Proceeds from Long-Term Debt	—	14,841	17,000
Long-Term Debt Repayment	(20,070)	(44,185)	(19,220)
Issuance of Stock	5,827	6,171	7,123
Payment of Unit Retains	(16,537)	(18,975)	(19,932)
Net Cash Provided By (Used In) Financing Activities	(37,743)	(30,053)	28,167
Increase (Decrease) In Cash and Cash Equivalents	(5,880)	(64,222)	67,968
Cash and Cash Equivalents, Beginning of Year	5,902	70,124	2,156

Cash and Cash Equivalents, End of Year	$22	$5,902	$70,124

The Accompanying Notes are an Integral Part of These Financial Statements.

American Crystal Sugar Company

Notes to the Financial Statements

(1) PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

Organization

American Crystal Sugar Company (the Company) is a Minnesota agricultural cooperative corporation which processes and markets sugar, sugarbeet pulp, molasses, concentrated separated by-product (CSB) and seed.  Business done with its shareholders (members) constitutes “patronage business” as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members’ investments in the form of unit retains or distributed to members in the form of payments for sugarbeets.  Members are paid the net amounts realized from the current year’s production less member operating costs determined in conformity with accounting principles generally accepted in the United States of America.

Revenue Recognition

Revenue from the sale of sugar, agri-products and seed is recorded when the product is shipped to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  At times, such investments may be in excess of the applicable insurance limit.

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

Impairment of Long Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the year.

Related Parties

The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United), Midwest Agri-Commodities Company (Midwest), Crystech, LLC (Crystech) and ProGold Limited Liability Company (ProGold).

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

Equity Retention - The Payment-In-Kind (PIK) Certificate Purchase Agreement authorizes the Company to require additional direct capital investments by members participating in the PIK program. The amount of the equity contribution is calculated per hundredweight of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year’s sugarbeet crop.  The Company has a policy whereby the Company refunds, to the entity legally entitled thereto, the equity retains attributable to a deceased or totally and permanently disabled former shareholder.

Accumulated Other Comprehensive Income (Loss) - Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the minimum pension liability adjustment.  Consistent with the Company’s treatment of income taxes related to member-source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes.

Retained Earnings (Accumulated Deficit) - Retained earnings represent the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes.

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

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Business Risk

The financial results of the Company’s operations may be directly and materially affected by many factors, including prevailing prices of sugar and agri-products, the Company’s ability to market its sugar competitively, the weather, government programs and regulations, and costs and expenses.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 143 regarding Accounting for Asset Retirement Obligations and Statement No. 144 regarding Accounting for the Impairment or Disposal of Long-Lived Assets.  Management does not expect the implementation of these pronouncements to have a significant effect on the financial statements.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6. This statement of position addresses policies relating to trade accounts and loans receivable. The Company plans to carry all trade accounts and loan receivables until maturity. The statement is not expected to have a material impact on the financial statements.

Shipping and Handling Costs

The costs incurred in the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation. These reclassifications had no effect on previously reported results of operations or Members’ Investments.

(2) RECEIVABLES:

The Company had a major sugar customer that accounted for approximately 10.3 percent of total receivables as of August 31, 2002.  The Company also had a major agri-product customer that accounted for approximately 10.5 percent of total receivables as of August 31, 2001.

(3) INVENTORIES:

The major components of inventories are as follows:

(In Thousands)	2002	2001
Refined Sugar, Pulp, Molasses, other Agri-Products and Sugarbeet Seed	$97,693	$86,367
Maintenance Parts and Supplies	17,963	17,902
Total Inventories	$115,656	$104,269

(4) PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $ .7 million, $ .8 million and $1.1 million in 2002, 2001 and 2000, respectively.  Construction period interest capitalized was $ .1 million, $ .3 million and $ .7 million in 2002, 2001 and 2000, respectively.

(5) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 57 percent ownership interest and a 25 percent voting interest in United.  The investment is accounted for using the equity method.  All sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $10.9 million and $14.4 million as of August 31, 2002 and 2001, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.3 million, $1.3 million and $1.6 million for services provided during 2002, 2001 and 2000, respectively.

The Company has a 64 percent ownership interest and a 33 1/3 percent voting interest in Midwest.  The investment is accounted for using the equity method.  All sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances (from) Midwest of $( .4) million and $(2.5) million as of August 31, 2002 and 2001, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2002, Midwest had outstanding short-term debt with CoBank, ACB of $2.6 million, of which $1.6 million was guaranteed by the Company.

(6) PROGOLD LIMITED LIABILITY COMPANY:

The Company has a 46 percent ownership interest in ProGold.  ProGold leases substantially all of its assets to Cargill, Incorporated under an operating lease which expires in December 2007.  Following is summary financial information for ProGold:

(In Thousands)	2002	2001

Current Assets	$2,513	2,932
Long-Term Assets	189,745	199,471
Total Assets	$192,258	$202,403

Current Liabilities	$751	$3,856
Long-Term Liabilities	108,789	121,729
Total Liabilities	109,540	125,585
Members’ Equity	82,718	76,818
Total Liabilities and Members’ Equity	$192,258	$202,403

(In Thousands)	2002	2001	2000
Rental Revenue on Operating Lease	$26,302	$26,709	$26,793
Expenses	20,402	22,567	23,581
Net Income	$5,900	$4,142	$3,212

(7) CRYSTECH, LLC:

Crystech is a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota, sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota, and Moorhead, Minnesota, sugar factories.  The Company owns 50 percent of Crystech and accounts for its investment using the equity method.  The net interest capitalized related to the investment in Crystech totaled $47,000 for the year ended August 31, 2000.  The molasses desugarization facility became operational on February 1, 2000.

The Company has a 12-year tolling services agreement with Crystech whereby the Company pays for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company.  The tolling agreement may be terminated by the Company if the specified plant performance is not achieved and maintained.

As of August 31, 2002 and 2001, the Company had outstanding notes receivable from Crystech totaling $13.9 million.  The notes are subordinate to long-term debt of Crystech totaling $55.3 million and $67.6 million as of August 31, 2002 and 2001, respectively.  The notes bear interest at fixed rates of 6.41 percent to 8.17 percent.  Interest income related to these notes totaled $1.0 million in 2002, 2001 and 2000.  Repayments of principal are not permitted until the senior debt has been paid in full.  The subordinated notes are due and payable in December 2007.  The Company also had outstanding payables to Crystech of $2.7 million and $1.2 million as of August 31, 2002 and 2001, respectively, related to the tolling services agreement.  The Company had outstanding receivables of $ ..1 million as of August 31, 2001, primarily relating to capital expenditures paid on behalf of Crystech.

Following is summary financial information for Crystech:

(In Thousands)	2002	2001
Current Assets	$2,982	$1,922
Long-Term Assets	68,783	82,471
Total Assets	$71,765	$84,393

Current Liabilities	$9,222	$9,334
Long-Term Liabilities	59,979	72,265
Total Liabilities	69,201	81,599
Members’ Equity	2,564	2,794
Total Liabilities and Members’ Equity	$71,765	$84,393

(In Thousands)	2002	2001	2000
Revenue	$22,519	$24,052	$14,692
Operating Expenses	16,812	17,349	10,588
Other Expenses	5,937	6,821	4,282
Net Loss	$(230)	$(118)	$(178)

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2002 and 2001, is summarized below:

(In Thousands)	2002	2001
Term Loans from CoBank, ACB, due in varying amounts through 2008, interest at fixed rates of 6.01% to 8.58%, with senior lien on substantially all non-current assets,	$101,300	$118,300
Term Loans from Insurance Companies, due in varying amounts from 2018 through 2028, interest at fixed rates of 7.32% to 7.42%, with senior lien on substantially all non-current assets	50,000	50,000
Term Loan from US Bank Corp, Ag Credit, due in equal amounts through 2002, interest at a fixed rate of 8.25%, unsecured	—	2,000
Term Loan from the Bank of North Dakota, due in equal amounts through 2009, interest at a fixed rate of 6.34%, unsecured	5,600	6,400
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2018, interest at fixed rates of 3.90% to 5.40% and a varying rate of 2.35% as of August 31, 2002, substantially secured by letters of credit	43,516	43,786
Total Long-Term Debt	200,416	220,486
Less Current Maturities	(18,045)	(19,070)
Long-Term Debt, Net of Current Maturities	$182,371	$201,416

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2003	$18,045
2004	18,060
2005	18,075
2006	18,090
2007	18,105

As of August 31, 2002, the unused portion of the term loan line of credit with CoBank, ACB, was $32.5 million.

The short-term debt outstanding as of August 31, 2002 and 2001, is summarized below:

(In Thousands)	2002	2001
CoBank, ACB, at a fixed interest rate of 2.53%, due 09/05/02	$7,000	$—
Commercial Paper, at a fixed interest rate of 6.08%, due 10/22/01	—	13,963
Total Short-Term Debt	$7,000	$13,963

During the year ended August 31, 2002, the Company borrowed from CoBank, ACB, and the Commodity Credit Corporation, (CCC) and issued commercial paper to meet its short-term borrowing requirements.  As of August 31, 2002, the Company had available short-term lines of credit totaling $183.0 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2002 and 2001, follow:

(In Thousands, Except Interest Rates)	2002	2001
Maximum Borrowings	$189,830	$202,673
Average Borrowing Levels	$96,292	$105,817
Average Interest Rates	2.77%	6.32%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investment; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2002, the Company was in compliance with the terms of the loan agreements.

On September 30, 2000, the Company forfeited sugar in satisfaction of the CCC loans of $105.3 million including accrued interest of $3.8 million.

Interest paid, net of amounts capitalized, was $15.0 million, $21.1 million and $19.2 million for the years ended August 31, 2002, 2001 and 2000, respectively.

The Company had outstanding letters of credit totaling $47.6 million as of August 31, 2002.

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

Long-Term Debt - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $195.8 million in comparison to the carrying value of $200.4 million.

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

(10) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2002, 2001 and 2000:

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
August 31, 2002	$76.77	600,000	498,570
August 31, 2001	$76.77	600,000	498,570
August 31, 2000	$76.77	600,000	498,570

Common Stock:
August 31, 2002	$10.00	4,000	3,035
August 31, 2001	$10.00	4,000	3,134
August 31, 2000	$10.00	4,000	3,006

Related to the 1997 stock offering, the Company received $5.8 million, $6.2 million and $7.1 million from the sale of stock during the years ended August 31, 2002, 2001 and 2000, respectively.  The remaining $9.2 million is to be received in installment amounts through 2004.

(11) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2002, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has a non-qualified supplemental executive retirement plan for certain employees.

The Company has a medical plan and a Medicare supplement plan which are available to substantially all the Company retirees.  The costs of these plans are shared by the Company and plan participants.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs as of August 31, 2002, 2001 and 2000:

Components of Net Periodic Pension Cost

(In Thousands)	2002	2001	2000
Service Cost	$1,978	$1,872	$1,625
Interest Cost	5,407	5,167	4,783
Expected Return on Plan Assets	(5,773)	(5,879)	(4,986)
Multiple Employer Adjustment	(81)	(111)	(90)
Special Termination Benefits	—	779	—
Curtailment Loss	—	29	—
Amortization of Net Transition Assets	(300)	(296)	(296)
Amortization of Prior Service Costs	501	506	447
Amortization of Net (Gain) Loss	207	60	138
Net Periodic Pension Cost	$1,939	$2,127	$1,621

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2002	2001	2000
Service Cost	$705	$517	$518
Interest Cost	1,312	1,013	871
Special Termination Benefits	—	151	—
Amortization of Prior Service Costs	—	—	2
Amortization of Net (Gain) Loss	(68)	(274)	(270)
Net Periodic Post-Retirement Cost	$1,949	$1,407	$1,121

For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2003.  The rate is assumed to decline to 5.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A 1 percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$343	$(274)
Effect on the accumulated post-retirement benefit obligation	$2,505	$(2,057)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2002 and 2001 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2002 and 2001:

	Pension		Post-Retirement
(In Thousands)	2002	2001	2002	2001
Change in Benefit Obligation
Obligation at the Beginning of the Year	$71,616	$64,448	$17,257	$12,561
Service Cost	1,978	1,872	705	517
Interest Cost	5,407	5,167	1,312	1,013
Plan Participant Contributions	—	—	707	323
Amendments	680	—	—	—
Curtailment Loss	—	29	—	—
Special Termination Benefits	—	779	—	151
Actuarial (Gain)/Loss	2,380	2,857	(164)	3,712
Benefits Paid	(3,722)	(3,536)	(1,261)	(1,020)
Obligation at the End of the Year	$78,339	$71,616	$18,556	$17,257

Change in Plan Assets
Fair Value at the Beginning of the Year	$65,095	$65,250	$—	$—
Actual Return on Plan Assets	(4,396)	(787)	—	—
Plan Participant Contributions	—	—	707	323
Employer Contributions	8,794	4,168	554	697
Benefits Paid	(3,722)	(3,536)	(1,261)	(1,020)
Fair Value at the End of the Year	$65,771	$65,095	$—	$—

Funded Status
Funded Status as of August 31,	$(12,568)	$(6,521)	$(18,556)	$(17,257)
Unrecognized Net Transition Asset	(269)	(569)	—	—
Unrecognized Actuarial Loss/(Gain)	19,118	6,775	(1,347)	(1,251)
Unrecognized Prior Service Cost	2,823	2,645	—	—
Net Amount Recognized	$9,104	$2,330	$(19,903)	$(18,508)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$9,781	$4,630	$—	$—
Accrued Benefit Liability	(2,911)	(2,925)	(19,903)	(18,508)
Intangible Asset	917	189	—	—
Accumulated Other Comprehensive Income	1,317	436	—	—
Net Amount Recognized	$9,104	$2,330	$(19,903)	$(18,508)

Change in Additional Minimum Liability (for the current year)

2002
Other Comprehensive Loss	$881
Intangible Asset Increase	$728
Accrued Pension Liability Increase	$1,609

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2002	2001	2002	2001
Discount Rate	7.50%	7.75%	7.50%	7.75%
Expected Return on Plan Assets	8.50%	9.0%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	4.0%	5.0%	N/A	N/A

Long-Term Incentive Plans

During 2001, the 1995 Long-Term Incentive Plan was terminated and all contract rights were cancelled.

The 1999 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is related to the value of preferred shares of the Company as determined by the Board of Directors.  In fiscal 2002, 307.1 contract rights were granted at a stated value of $1,500 per contract right or a total stated value of $460,648.  In fiscal 2002, the Board of Directors increased the value of the 802.68 contract rights issued prior to fiscal 2002 from $1,000 to $1,500 per contract right, for a total increase in the stated value of $401,341.  As of August 31, 2002, there were 1,109.78 rights, at a stated value of $1.7 million, issued and outstanding, 388.15 of which were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and union year-round participants’ contributions up to 4 percent and 2 percent respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.5 million, $1.5 million and $1.4 million for the years ended August 31, 2002, 2001 and 2000, respectively.

(12) Payment-In-Kind Program:

Under the United States Department of Agriculture (USDA) Payment- In-Kind (PIK) program, the Company’s members were paid to destroy a portion of their 2001 and 2000 sugarbeet crops.  Payments to the Company’s members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar.  The Company entered into contracts with its members to purchase the PIK certificates they received from the USDA and to reduce the members’ delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program.  The purchase price for the PIK certificates reflected an allocation of the Company’s fixed costs to account for the reduction of sugarbeets available for processing.

As a result of the PIK program, the 2001 sugarbeet crop harvested by the Company’s members was reduced by approximately 29,000 acres.  The PIK certificates received were exchanged for approximately 1.2 million hundredweight of sugar during fiscal 2002.  The 2000 sugarbeet crop harvested by the Company’s members was reduced by approximately 33,000 acres.  The Company received approximately 1.6 million hundredweight of sugar during fiscal 2001 in exchange for the 2000 crop PIK certificates.

(13) INCOME TAXES:

Total income tax payments (refunds) were $ (15,400), $ (300), and $ (7,600) in the years ended August 31, 2002, 2001 and 2000, respectively.

As of August 31, 2002, the Company had accumulated approximately $25.8 million of net operating loss carry-forwards.  The net operating loss carry-forwards expire in the years 2012 through 2022.  The Company has provided a valuation allowance for the entire balance of the deferred tax asset related to the loss carry-forwards. As of August 31, 2002, the Company had a deferred tax liability of approximately $2.1 million related to the difference between the book and tax lives of depreciable assets.

	2002	2001
Deferred tax assets related to non-patronage source loss carry-forward	$10,320,000	$7,800,000
Less valuation allowance	10,320,000	7,800,000

Net deferred tax asset	$—	$—

	2002	2001	2000
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(41.2)%	(41.2)%	(41.2)%
Other, net	0.3%	0.3%	0.3%
Effective tax rate	0.1%	0.1%	0.1%

(14) ENVIRONMENTAL MATTERS:

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding non-material matters that may arise.

The Company received a Notice of Violation from the State of Minnesota on April 5, 2001, for alleged violations of the Minnesota hydrogen sulfide standard, performance test reporting requirements and air emission permit requirements at the Crookston, Moorhead and East Grand Forks factories.  The Company is currently involved in negotiations with the Minnesota Pollution Control Agency (MPCA) with the intent of concluding a stipulation agreement with regard to the alleged violation and related penalties.  Management believes it will be able to negotiate a satisfactory resolution and that the outcome of the alleged violation should not have a material adverse effect on the Company’s financial condition. The Company has accrued the expected costs associated with the proposed penalties.

The Company is currently conducting an environmental remediation plan at its Moorhead and Crookston, Minnesota, factories. In fiscal 2002, the Company recorded a liability and an expense of approximately $1.9 million associated with the estimated costs of the remediation plan.

(15) SUBSEQUENT EVENT:

On October 7, 2002, the Company concluded a transaction to buy three sugarbeet factories from Imperial Sugar Company for approximately $35 million. The purchase includes sugarbeet processing facilities in Sidney, Montana, and Torrington, Wyoming, as well as a factory in Hereford, Texas.

The completed agreement involves the Company leasing the Torrington, Wyoming, factory to the Western Sugar Cooperative. The Company will continue operating the Sidney, Montana, factory and leave the Hereford, Texas, factory idle. The Sidney, Montana, factory will be operated by Sidney Sugars Incorporated, a wholly-owned subsidiary of American Crystal Sugar Company.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

FOR FISCAL YEAR ENDED AUGUST 31, 2002

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.5	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.6	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.7	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.8	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

10.9	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.11	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.12	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

++10.13	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.14	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.15	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.17	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.18	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.19	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.20	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.21	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.22	Growers’ Contract (5-year Agreement) for the crop years 1998 through 2002	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2001

10.23	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001

10.24	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.25	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.26	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 27, 2002	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended May 31, 2002

10.27	Growers’ Contract (Annual Contract) for crop year 2002.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2002

10.28	Retirement Plan A Restatement	Filed herewith electronically

10.29	Retirement Plan B Restatement	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

+              Portions of the Exhibit have been granted confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

++           Portions of the Exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.