Form 10-Q
period 2002-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2003-01-14
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2002

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

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 7, 2003
$10 Par Value	3,034

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	November 30		August 31, 2002*
	2002	2001
Current Assets:
Cash and Cash Equivalents	$28	$793	$22
Accounts Receivable:
Trade	60,404	47,001	60,812
Members	2,631	1,988	3,987
Other	3,764	940	1,465
Advances to Related Parties	7,022	4,721	11,336
Inventories	407,554	354,621	115,656
Prepaid Expenses	5,553	15,827	5,732

Total Current Assets	486,956	425,891	199,010

Property and Equipment:
Land	36,095	32,697	33,806
Buildings	88,854	85,028	86,647
Equipment	775,108	755,511	759,972
Construction-in-Progress	6,942	1,711	5,154
Less: Accumulated Depreciation	(559,619)	(523,092)	(546,960)

Net Property and Equipment	347,380	351,855	338,619

Other Assets:
Investments in Marketing Cooperatives	2,594	1,654	2,064
Investments in ProGold Limited Liability Company	41,516	38,962	41,007
Investments in Crystech, LLC	1,358	1,501	1,403
Notes Receivable - Crystech, LLC	13,905	13,905	13,905
Other Assets	45,639	22,310	26,685

Total Other Assets	105,012	78,332	85,064

Total Assets	$939,348	$856,078	$622,693

* Derived from Audited Financial Statements.

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	November 30		August 31, 2002*
	2002	2001
Current Liabilities:
Short-Term Debt	$194,751	$133,087	$7,000
Current Maturities of Long-Term Debt	18,045	19,070	18,045
Accounts Payable	26,824	19,466	18,163
Advances Due to Related Parties	8,597	7,225	3,092
Accrued Continuing Costs (see note 3)	25,841	34,752	—
Other Current Liabilities	18,133	17,924	15,182
Amounts Due Growers	160,958	135,448	79,246

Total Current Liabilities	453,149	366,972	140,728

Long-Term Debt, Net of Current Maturities	182,371	200,417	182,371
Other Liabilities	32,022	30,160	30,927

Total Liabilities	667,542	597,549	354,026

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	31	30
Additional Paid-in Capital	145,455	140,600	143,069
Unit Retains	124,057	116,441	124,101
Equity Retention	2,731	1,557	2,733
Accumulated Other Comprehensive Income/(Loss)	(1,317)	(436)	(1,317)
Retained Earnings/(Deficit)	(37,425)	(37,939)	(38,224)

Total Members’ Investments	271,806	258,529	268,667

Total Liabilities and Members’ Investments	$939,348	$856,078	$622,693

* Derived from Audited Financial Statements.

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended November 30
	2002	2001

Net Revenue	$201,211	$172,655
Cost of Product Sold	39,459	(19,837)

Gross Proceeds	161,752	192,492

Selling, General & Administrative Expenses	39,791	39,230
Accrued Continuing Costs (see note 3)	25,841	34,752

Operating Proceeds	96,120	118,510

Other Income/(Expense)
Interest Income	430	681
Interest Expense	(3,482)	(3,252)
Other, Net	718	329
Other (Expense)	(2,334)	(2,242)

Proceeds before Income Taxes	93,786	116,268
Income Tax Expense	—	—
Net Proceeds Resulting from Member and Non-Member Business	$93,786	$116,268

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$799	$(448)
Unit Retains Declared to Members	—	—
Equity Retention Declared to Members	—	—
Net Credit(Charge) to Members’ Investments	799	(448)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	92,987	116,716
Payment to/due Members for PIK Certificates, Net of Equity Retention Declared	—	—

Total	$93,786	$116,268

The Accompanying Notes are an Integral Part of These Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended November 30
	2002	2001

Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$93,786	$116,268
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(92,987)	(116,716)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	14,250	13,586
(Income) from Equity Method Investees	(549)	(419)
Loss on the Disposition of Property and Equipment	37	162
Deferred Gain Recognition	(49)	(49)
Changes in Assets and Liabilities:
Receivables	(428)	22,256
Inventories	(291,059)	(250,352)
Prepaid Expenses	178	(13,069)
Long-Term Prepaid Pension Expense	809	95
Advances To/Due to Related Parties	9,819	13,860
Accounts Payable	8,661	(309)
Accrued Continuing Costs	25,841	34,752
Other Liabilities	3,315	2,857
Amounts Due Growers	81,711	52,682
Net Cash (Used In) Operations	(146,665)	(124,396)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(6,625)	(2,253)
Proceeds from the Sale of Property and Equipment	11	117
Investments in Marketing Cooperatives	(463)	—
Acquisition from Imperial Sugar Company	(35,184)	—
Changes in Other Assets	(1,159)	(19)
Net Cash (Used In) Investing Activities	(43,420)	(2,155)

Cash Provided By (Used In) Financing Activities:
Proceeds (Payments) on Short-Term Debt, Net	187,751	119,125
Long-Term Debt Repayment	—	(1,000)
Issuance of Stock	2,386	3,359
Payment of Unit Retains & Equity Retention	(46)	(42)
Net Cash Provided by Financing Activities	190,091	121,442

Increase (Decrease) In Cash and Cash Equivalents	6	(5,109)
Cash and Cash Equivalents, Beginning of Year	22	5,902

Cash and Cash Equivalents, End of Period	$28	$793

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Note 1:  Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements are comprised of American Crystal Sugar Company and its wholly-owned subsidiary, Sidney Sugars Incorporated (SSI), which was formed on September 17, 2002 and acquired certain assets of Holly Sugar Corporation, a wholly-owned subsidiary of Imperial Sugar Company (Imperial).  All material inter-company transactions have been eliminated.

The operating results for the three month period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2003.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs to be incurred during the remainder of the fiscal year. The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2002 Sidney sugarbeet crop.  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated. Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report for the year ended August 31, 2002.

Certain reclassifications have been made to the November 30, 2001 financial statements to conform with the November 30, 2002 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	11/30/02	11/30/01	8/31/02
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$139,365	$163,636	$97,693
Unprocessed Sugarbeets	249,305	173,239	—
Maintenance Parts & Supplies	18,884	17,746	17,963

Total Inventories	$407,554	$354,621	$115,656

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

The Net Proceeds from the operations of SSI is based on the forecasted net income for the fiscal year and the percentage of the tons of non-member sugarbeets processed to the total estimated tons of non-member sugarbeets to process for a given fiscal year

Accrued continuing costs represent the difference between the Net Proceeds as determined above and actual member business crop year and SSI fiscal year revenues realized and expenses incurred through the end of the reporting period.  Accrued continuing costs are reflected in the Financial Statements as a cost on the Statements of Operations and as a current liability on the Balance Sheets.

Note 4:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
January 7, 2003	$76.77	600,000	498,570
November 30, 2002	$76.77	600,000	498,570
August 31, 2002	$76.77	600,000	498,570
November 30, 2001	$76.77	600,000	498,570

Common Stock:
January 7, 2003	$10.00	4,000	3.034
November 30, 2002	$10.00	4,000	3,033
August 31, 2002	$10.00	4,000	3,035
November 30, 2001	$10.00	4,000	3,133

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $3.7 million and $2.1 million for the three months ended November 30, 2002 and 2001, respectively.

Note 6:  Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million, of which approximately $46.0 million is currently outstanding, and a line of credit with Wells Fargo Bank for $3 million. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $148.8 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount. The acquisition from Imperial was financed utilizing available short-term debt.

As of November 30, 2002, the Company had outstanding commercial paper of $148.8 million at an average interest rate of 1.74% and maturity dates between December 2, 2002 and May 30, 2003.  The Company also had $46.0 million of outstanding short-term debt with CoBank, ACB at an average interest rate of 2.45% and maturity dates between December 6, 2002 and December 13, 2002.

As of November 30, 2001, the Company had outstanding commercial paper of $103.1 million at an average interest rate of 3.06% and maturity dates between December 3, 2001 and April 30, 2002. The Company also had $30.0 million of outstanding short-term debt with CoBank, ACB at an average interest rate of 2.83% and maturity dates between February 21, 2002 and February 28, 2002.

Note 7:  Sidney Sugars Incorporated

On October 7, 2002, the Company, through SSI, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities from Imperial for a purchase price of approximately $35.2 million.

The facility located in Hereford, Texas was idle at the time of the acquisition and will remain idle for the foreseeable future.  The facility located in Torrington, Wyoming has been leased, on a long-term basis, to Western Sugar Cooperative, who will continue to operate the facility to process sugarbeets delivered by growers supplying the facility prior to the acquisition and from its own growers.  The lease payments due under the long-term lease are nominal.

SSI will operate the facility located at Sidney, Montana.  The campaign for the 2002 crop to be processed at the facility commenced on September 25, 2002, with a total of 863,000 tons of sugarbeets harvested, with a total production of approximately 2.5 million hundredweight of sugar expected to be produced from the 2002 crop. Approximately 127,000 tons of beets from the 2002 crop had been harvested prior to October 7, 2002. This portion of the crop and the resulting sugar produced from those beets remained the property of Imperial.

As part of the entire transaction with Imperial, SSI acquired the rights to marketing allocations equal to an estimated 4.8% of the total allocation for the domestic sugarbeet segment.  SSI will use a portion of these marketing allocations to market the sugar produced at the Sidney, Montana facility.  Any excess allocations will be available to the Company.  The sugar produced by SSI will be marketed through United Sugars Corporation while the agri-products produced will be marketed through Midwest Agri-Commodities.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2002 and 2001

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2002 Form 10-K.

Comparison of the Three Months Ended November 30, 2002 and 2001

Revenue for the three months ended November 30, 2002, was $201.2 million, an increase of $28.6 million as compared to the same period last year.  Revenue from total sugar sales increased 17.9 percent reflecting an 8.8 percent increase in the hundredweight sold and an 8.4 percent increase in the average selling price per hundredweight.  Revenue from pulp sales decreased 12.7 percent due to an 18.4 percent decrease in the volume of pulp sold partially offset by a 7.0 percent increase in the average selling price per ton.  Revenue from molasses sales increased 34.3 percent due to a 36.5 percent increase in the volume of molasses sold partially offset by a 1.6 percent decrease in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 3.4 percent due to a 17.7 percent decrease in the volume of CSB sold partially offset by a 17.4 percent increase in average selling price per ton.

Cost of product sold, for the three months ended November 30, 2002, exclusive of payments for member sugarbeets, increased $59.3 million as compared to the same period last year.  The cost associated with the cost of non-member sugar beets (Sidney Crop) was $13.2 million for the three months ended November 30, 2002.  Direct processing costs for sugar and pulp decreased 2.4 percent. This was due to processing 13.4 percent fewer sugarbeets due to delaying the commencement of the member crop processing campaign partially offset by the processing of the Sidney crop and harvesting 17.8 percent more sugarbeets this year.  Fixed and committed expenses increased 4.6 percent reflecting higher maintenance and insurance costs.  The change in product inventories impacted the cost of product sold unfavorably by $35.2 million primarily due to lower sugar inventory levels.  The cost associated with sugar purchased to meet customer needs was up $13.5 million due to delaying the commencement of the 2002 crop campaign in the Red River Valley.  The 2002 crop campaign start-up was delayed because of adverse planting and growing conditions which slowed the maturity of the crop.

Selling, general and administrative expenses for the three months ended November 30, 2002 increased $ .6 million from 2001.  Selling expenses decreased $ .3 million primarily due to the elimination of the market assessment last year pursuant to the Farm Bill and lower sugar storage costs which were partially offset by the costs associated with the increase in the volume of sugar sold.  General and Administrative expenses increased $ .9 million due to higher employee benefit costs and general cost increases.

During the three months ended November 30, 2002, 28.7 percent of the 2002 member sugarbeet crop was processed resulting in the recognition of net proceeds from member business of $93.0 million.  This represented 28.7 percent of the $323.7 million projected gross beet payment for the 2002 crop.  The actual net proceeds from member business, for the three months ended November 30, 2002, were $115.4 million.  During the three months ended November 30, 2002, 41.5 percent of the 2002 non-member sugarbeet crop was processed resulting in the recognition of net proceeds from SSI of $1.1 million.  This represented 41.5 percent of the $2.6 million projected SSI net income for fiscal 2002.  The actual net proceeds from SSI, for the three months ended November 30, 2002, were $4.5 million.  The difference between the actual net proceeds from member business and SSI and the amounts recognized for the three months ended November 30, 2002, resulted in the recognition of $25.8 million of accrued continuing costs.  In comparison, during the three months ended November 30, 2001, 40.3 percent of the 2001 member sugarbeet crop was processed resulting in the recognition of net proceeds from member business of $116.7 million.  This represented 40.3 percent of the $290.0 million projected gross beet payment for the 2001 crop.  The actual net proceeds from member business, for the three months ended November 30, 2001, were $151.5 million.  The difference between the actual net proceeds from member business and the amounts recognized for the three months ended November 30, 2001, resulted in the recognition of $34.8 million of accrued continuing costs.

Interest income for the three months ended November 30, 2002 decreased slightly compared to the same period last year primarily due to a lower average balance of investments.

Interest expense increased minimally from last year primarily due to higher average borrowing levels for short-term debt partially offset by lower average long-term debt borrowing levels.

Non-member activities resulted in income of $ .8 million for the three months ended November 30, 2002 compared to a loss of $ .4 million for the same period last year. This non-member income in fiscal 2003 is primarily the result of activities related to Sidney Sugars Incorporated.  The non-member loss in fiscal 2002 was primarily the result of activities related to the investment in ProGold Limited Liability Company.

Liquidity and Capital Resources

Under the Company’s Bylaws and Member Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, the beet payments made to member growers and non-member growers are paid in three payments over the course of a year, and the member payments are made net of any anticipated unit retain for the crop. These procedures have the effect of providing the Company with an additional source of short-term financing.  This member financing arrangement may result in an additional source of liquidity and reduced need for outside financing in comparison to a similar business operated on a non-cooperative basis.

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of $132.4 million, of which $101.3 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $43.5 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with

Bank of North Dakota of $5.6 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million, of which approximately $46.0 million is currently outstanding, and a line of credit with Wells Fargo Bank for $3 million. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $148.8 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The changes that occurred in the Company’s financial statements from August 31, 2002 to November 30, 2002 were primarily due to normal business seasonality and the acquisition activities related to Sidney Sugars Incorporated (SSI).  The first three months of the Company’s fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to growers for delivered sugarbeets.  The cash used in operations of $146.7 million and investing activities of $43.4 million was funded primarily through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $187.8 million, and proceeds from the installment sale of stock of $2.4 million.

Working capital has decreased $24.5 million from $58.3 million at the beginning of the year to $33.8 million as of November 30, 2002 primarily due to additional short-term debt, increases in payables and an increase in amounts due growers partially offset by increased inventories.  Working capital as of November 30, 2002 was $37.2 million, a decrease of $25.1 million when compared to $58.9 million of working capital as of November 30, 2001.

Capital expenditures for the three months ended November 30, 2002 were $41.8 million, which included $35.2 related to the acquisition activities of SSI and the related marketing allocations.  Capital expenditures for the same period in 2001 were $2.3 million.  The Company had outstanding commitments totaling $3.7 million as of November 30, 2002 for equipment and construction contracts related to various capital projects.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

Sidney Sugars Incorporated

On October 7, 2002, the Company, through SSI, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities from Imperial for a purchase price of approximately $35.2 million.

The facility located in Hereford, Texas was idle at the time of the acquisition and will remain idle for the foreseeable future.  The facility located in Torrington, Wyoming has been leased, on a long-term basis, to Western Sugar Cooperative, who will continue to operate the facility to process sugarbeets delivered by growers supplying the facility prior to the acquisition and from its own growers.  The lease payments due under the long-term lease are nominal.

SSI will operate the facility located at Sidney, Montana.  The campaign for the 2002 crop to be processed at the facility commenced on September 25, 2002, with a total of 863,000 tons of sugarbeets harvested, with a total production of approximately 2.5 million hundredweight of sugar expected to be produced from the 2002 crop. Approximately 127,000 tons of beets from the 2002 crop had been harvested prior to October 7, 2002. This portion of the crop and the resulting sugar produced from those beets remained the property of Imperial.

As part of the entire transaction with Imperial, SSI acquired the rights to marketing allocations equal to an estimated 4.8% of the total allocation for the domestic sugarbeet segment.  SSI will use a portion of these marketing allocations to market the sugar produced at the Sidney, Montana facility.  Any excess allocations will be available to the Company.  The sugar produced by SSI will be marketed through United Sugars Corporation while the agri-products produced will be marketed through Midwest Agri-Commodities.

United Sugars Corporation

On November 15, 2002, United Sugars Corporation, the Company’s sugar marketing agent, received a notice of termination from one of its members, Southern Minnesota Beet Sugar Cooperative.  The termination will be effective August 31, 2004.  Southern Minnesota Beet Sugar Cooperative owns approximately 11 percent of United Sugars Corporation. The Uniform Member Marketing Agreements require the return of the exiting member’s capital over a period of five years.  The Company anticipates that the decrease in the sugar to be marketed by United Sugars Corporation caused by the termination of Southern Minnesota Beet Sugar Cooperative’s membership will eventually be substantially offset by the additional SSI sugar to be marketed by United Sugars Corporation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of November 30, 2002.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

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

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2002 with its shareholders from the five geographical districts where the Company’s factories are located.

At the Crookston Factory District Meeting held on November 12, 2002, Ronald E. Reitmeier was re-elected as a Director, receiving 82 of the 83 votes cast.  His three-year term expires in December 2005.  Lonn M. Kiel and Jim A. Ross will continue as Directors for the Crookston Factory District.

At the East Grand Forks Factory District Meeting held on November 12, 2002, G. Terry Stadstad was re-elected as a Director, receiving 133 of the 133 votes cast with 4 abstentions.  His three-year term expires in December 2005.  Paul Driscoll and Curtis Haugen will continue as Directors for the East Grand Forks Factory District.

At the Drayton Factory District Meeting held on November 13, 2002, Patrick D. Mahar was re-elected as a Director, receiving 146 of the 151 votes cast with 9 abstentions.  His three-year term expires in December 2005.  Neil Widner and Robert Vivatson will continue as Directors for the Drayton Factory District.

At the Hillsboro Factory District Meeting held on November 14, 2002, Jerry D. Bitker was re-elected as a Director, receiving 73 of the 75 votes cast with 6 abstentions.  His three-year term expires in December 2005.  Francis L. Kritzberger and Jeff McInnes will continue as Directors for the Hillsboro Factory District.

At the Moorhead Factory District Meeting held on November 14, 2002, Michael A. Astrup was re-elected as a Director, receiving 99 of the 100 votes cast with 5 abstentions.  His three-year term expires in December 2005.  Richard Borgen and David J. Kragnes will continue as Directors for the Moorhead Factory District.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.5	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.6	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.7	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.8	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

10.9	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.11	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.12	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

++10.13	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.14	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.15	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.17	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.18	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.19	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.20	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.21	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.22	Growers’ Contract (5-year Agreement) for the crop years 1998 through 2002	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2001

10.23	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001

10.24	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.25	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.26	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 27, 2002	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended May 31, 2002

10.27	Growers’ Contract (Annual Contract) for crop year 2002.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2002

10.28	Retirement Plan A Restatement	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.29	Retirement Plan B Restatement	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.30	Amendments to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated November 6, 2002	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

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

(i)

Current Report on Form 8-K, dated October 10, 2002, under item 2 stating that the Company had issued a press release announcing its acquisition, through its wholly-owned subsidiary, Sidney Sugars Incorporated, of three sugarbeet factories from Imperial Sugar Company. Under item 9, the Company stated that it had announced to its shareholders on October 10, 2002, an increase in the projected beet payment for the 2001 crop.

(ii)

Current Report on Form 8-K, dated November 5, 2002, under item 9 stating that the Company had announced to its shareholders on November 5, 2002, that the final gross beet payment for the 2001 crop was $46.64 per average ton of sugarbeets and the projected gross beet payment for the 2002 crop is estimated at $37.00 per average ton of sugarbeets.

(iii)

Current Report on Form 8-K, dated November 13, 2002, under item 9 stating that the Company had announced at various shareholder meetings that due to the 2002 Farm Bill, the Company estimates that authorized acres for the 2003 Red River Valley crop will be equivalent to approximately 96 percent of the outstanding shares of preferred stock, plus or minus two percent.

(iv)

Current Report on Form 8-K, dated November 27, 2002, under item 9 stating that the Company had filed its annual report on form 10-K for the fiscal year ended August 31, 2002 and in connection with the filing, certifications by the James J. Horvath, President and Chief Executive Officer, and Joseph J. Talley, Chief Financial Officer had also been submitted.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date: January 14, 2003	/s/ Brian Ingulsrud
Brian Ingulsrud Corporate Controller, Chief Accounting Officer Duly Authorized Officer

CERTIFICATIONS

I, James J. Horvath, President and Chief Executive Officer of American Crystal Sugar Company, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of American Crystal Sugar Company (the registrant);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003

/s/ James J. Horvath

James J. Horvath President and Chief Executive Officer

I, Joseph J. Talley, Vice President-Finance and Chief Financial Officer of American Crystal Sugar Company, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of American Crystal Sugar Company (the registrant);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003

/s/ Joseph J. Talley

Joseph J. Talley
Vice President-Finance and Chief Financial Officer