Form 10-Q
period 2003-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2003-04-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2003

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

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 7, 2003
$10 Par Value	3,002

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	February 28		August 31, 2002*
	2003	2002
Current Assets:
Cash and Cash Equivalents	$25	$26	$22
Accounts Receivable:
Trade	59,102	57,620	60,812
Members	—	—	3,987
Other	2,033	954	1,465
Advances to Related Parties	6,845	8,987	11,336
Inventories	376,487	341,295	115,656
Prepaid Expenses	4,931	5,301	5,732

Total Current Assets	449,423	414,183	199,010

Property and Equipment:
Land	36,877	32,935	33,806
Buildings	88,430	85,325	86,647
Equipment	777,908	755,832	759,972
Construction-in-Progress	7,163	3,152	5,154
Less: Accumulated Depreciation	(573,096)	(535,846)	(546,960)

Net Property and Equipment	337,282	341,398	338,619

Other Assets:
Investments in Marketing Cooperatives	2,674	1,630	2,064
Investments in ProGold Limited Liability Company	42,062	39,504	41,007
Investments in Crystech, LLC	1,314	1,456	1,403
Notes Receivable - Crystech, LLC	13,905	13,905	13,905
Other Assets	42,233	23,221	26,685

Total Other Assets	102,188	79,716	85,064

Total Assets	$888,893	$835,297	$622,693

The Accompanying Notes are an Integral Part of These Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	February 28		August 31, 2002*
	2003	2002
Current Liabilities:
Short-Term Debt	$143,230	$132,129	$7,000
Current Maturities of Long-Term Debt	20,664	19,070	18,045
Accounts Payable	20,903	17,125	18,163
Advances Due to Related Parties	9,264	5,768	3,092
Accrued Continuing Costs (see note 3)	63,714	76,541	—
Other Current Liabilities	17,343	16,677	15,182
Amounts Due Growers	128,733	110,946	79,246

Total Current Liabilities	403,851	378,256	140,728

Long-Term Debt, Net of Current Maturities	192,714	182,617	182,371
Other Liabilities	32,808	30,435	30,927

Total Liabilities	629,373	591,308	354,026

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	31	30
Additional Paid-in Capital	147,960	142,694	143,069
Unit Retains	108,149	100,170	124,101
Equity Retention	2,723	1,557	2,733
Accumulated Other Comprehensive Income/(Loss)	(1,317)	(436)	(1,317)
Retained Earnings/(Deficit)	(36,300)	(38,302)	(38,224)

Total Members’ Investments	259,520	243,989	268,667

Total Liabilities and Members’ Investments	$888,893	$835,297	$622,693

The Accompanying Notes are an Integral Part of These Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Six Months Ended February 28		For the Three Months Ended February 28
	2003	2002	2003	2002

Net Revenue	$393,058	$346,464	$191,847	$173,809
Cost of Product Sold	19,495	(63,050)	(19,964)	(43,213)

Gross Proceeds	373,563	409,514	211,811	217,022

Selling, General & Administrative Expenses	79,976	76,305	40,185	37,075
Accrued Continuing Costs (see note 3)	63,714	76,541	37,873	41,789

Operating Proceeds	229,873	256,668	133,753	138,158

Other Income/(Expense)
Interest Income	790	1,019	360	338
Interest Expense	(7,584)	(8,085)	(4,102)	(4,833)
Other, Net	1,479	888	761	559
Other (Expense)	(5,315)	(6,178)	(2,981)	(3,936)

Proceeds before Income Taxes	224,558	250,490	130,772	134,222
Income Tax Expense	6	(5)	6	(5)
Net Proceeds Resulting from Member and Non-Member Business	$224,564	$250,485	$130,778	$134,217

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$1,924	$(811)	$1,125	$(363)
Unit Retains Declared to Members	—	—	—	—
Equity Retention Declared to Members	—	—	—	—
Net Credit(Charge) to Members’ Investments	1,924	(811)	1,125	(363)
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	222,640	240,626	129,653	123,910
Payment to/due Members for PIK Certificates, Net of Equity Retention Declared	—	10,670	—	10,670

Total	$224,564	$250,485	$130,778	$134,217

The Accompanying Notes are an Integral Part of These Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	For the Six Months Ended February 28
	2003	2002

Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$224,564	$250,485
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(222,640)	(240,626)
Payments To/Due Members for PIK Certificats, Net of Equity Retention Declared	—	(10,670)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	28,996	27,178
(Income) from Equity Method Investees	(1,149)	(910)
Loss on the Disposition of Property and Equipment	159	229
Deferred Gain Recognition	(99)	(99)
Changes in Assets and Liabilities:
Receivables	5,236	13,611
Inventories	(259,993)	(237,026)
Prepaid Expenses	801	(2,543)
Long-Term Prepaid Pension Expense	1,617	190
Advances To/Due to Related Parties	10,663	8,137
Accounts Payable	2,741	(2,650)
Accrued Continuing Costs	63,714	76,541
Other Liabilities	3,312	1,885
Amounts Due Growers	49,487	28,180
Net Cash (Used In) Operations	(92,591)	(88,088)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(10,593)	(5,370)
Proceeds from the Sale of Property and Equipment	91	119
Equity Refund/CoBank, ACB	682	—
Investments in Marketing Cooperatives	(463)	—
Acquisition from Imperial Sugar Company	(35,184)	—
Changes in Other Assets	(60)	(1,043)
Net Cash (Used In) Investing Activities	(45,527)	(6,294)

Cash Provided By (Used In) Financing Activities:
Proceeds (Payments) on Short-Term Debt, Net	136,230	118,166
Proceeds from Long-Term Debt	31,000	—
Long-Term Debt Repayment	(18,038)	(18,800)
Issuance of Stock	4,891	5,453
Payment of Unit Retains & Equity Retention	(15,962)	(16,313)
Net Cash Provided by Financing Activities	138,121	88,506

Increase (Decrease) In Cash and Cash Equivalents	3	(5,876)
Cash and Cash Equivalents, Beginning of Year	22	5,902

Cash and Cash Equivalents, End of Period	$25	$26

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

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

The unaudited consolidated financial statements are comprised of American Crystal Sugar Company and its wholly-owned subsidiary, Sidney Sugars Incorporated (SSI), which was formed on September 17, 2002. On October 7, 2002, SSI acquired certain assets of Holly Sugar Corporation, a wholly-owned subsidiary of Imperial Sugar Company (Imperial).  All material inter-company transactions have been eliminated.

The operating results for the six month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended August 31, 2003.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs to be incurred during the remainder of the fiscal year associated with the 2002 Red River Valley sugarbeet crop (RRV crop). The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2002 Sidney sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated. Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report for the year ended August 31, 2002.

Certain reclassifications have been made to the February 28, 2002 financial statements to conform with the February 28, 2003 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	2/28/03	02/28/02	8/31/02
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$258,079	$273,955	$97,693
Unprocessed Sugarbeets	101,047	49,329	—
Maintenance Parts & Supplies	17,361	18,011	17,963

Total Inventories	$376,487	$341,295	$115,656

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment. Maintenance parts & supplies and beet seed inventories are valued at the lower of average cost or market.

Note 3:  Accrued Continuing Costs

For interim reporting, the Net Proceeds from Member Business is based on (i) the forecasted member gross beet payment and the percentage of the tons of RRV crop processed to the total estimated tons of the RRV crop to process for a given crop year and (ii) on the forecasted gross PIK payment and the percentage of the hundredweight of sugar received to the total hundredweight of sugar to be received.  The Net Proceeds from the operations of SSI is based on the forecasted net income for the fiscal year and the percentage of the tons of Sidney crop processed to the total estimated tons of the Sidney crop to be processed for a given fiscal year.

Accrued continuing costs represent the difference between the Net Proceeds as determined above and actual member business crop year and SSI fiscal year revenues realized and expenses incurred through the end of the reporting period.  Accrued continuing costs are reflected in the Financial Statements as a cost on the Statements of Operations and as a current liability on the Balance Sheets.

Note 4:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
April 7, 2003	$76.77	600,000	498,570
February 28, 2003	$76.77	600,000	498,570
August 31, 2002	$76.77	600,000	498,570
February 28, 2002	$76.77	600,000	498,570

Common Stock:
April 7, 2003	$10.00	4,000	3,002
February 28, 2003	$10.00	4,000	3,008
August 31, 2002	$10.00	4,000	3,035
February 28, 2002	$10.00	4,000	3,115

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $7.7 million and $8.2 million for the six months ended February 28, 2003 and 2002, respectively.

Note 6:  Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million and a line of credit with Wells Fargo Bank for $3 million, of which there is currently no debt outstanding. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $143.2 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount. The acquisition from Imperial was financed utilizing available short-term debt.

As of February 28, 2003, the Company had outstanding commercial paper of $143.2 million at an average interest rate of 2.02% and maturity dates between March 3, 2003 and June 9, 2003.  The Company had no outstanding short-term debt with CoBank, ACB as of February 28, 2003.

As of February 28, 2002, the Company had outstanding commercial paper of $117.1 million at an average interest rate of 2.56% and maturity dates between March 1, 2002 and May 31, 2002. The Company also had $15.0 million of outstanding short-term debt with CoBank, ACB at an average interest rate of 2.61% and maturity date of March 27, 2002.

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

SSI will operate the facility located at Sidney, Montana.  The campaign for the 2002 Sidney crop commenced on September 25, 2002 and was completed on February 28, 2003. A total of 863,000 tons of sugarbeets were harvested, with a total production of approximately 2.5 million hundredweight of sugar produced from the 2002 Sidney crop. Approximately 127,000 tons of beets from the 2002 Sidney crop had been harvested prior to October 7, 2002. This portion of the crop and the resulting sugar produced from those beets remained the property of Imperial.

As part of the entire transaction with Imperial, the Company acquired the rights to marketing allocations equal to an estimated 4.8% of the total allocation for the domestic sugarbeet segment.  A portion of these marketing allocations will be used to market the sugar produced at the Sidney, Montana facility.  Any excess allocations will be available to the Company.  The sugar produced by SSI will be marketed through United Sugars Corporation while the agri-products produced will be marketed through Midwest Agri-Commodities.

Note 8:  Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Interpretation No. 46 regarding the Consolidation of Variable Interest Entities. This interpretation becomes effective for American Crystal in the first quarter of fiscal 2004. Management is reviewing the interpretation and has not determined the effect, if any, that the adoption of this interpretation will have on the Company’s financial statements.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months and Three Months Ended February 28, 2003 and 2002

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

Comparison of the Six Months Ended February 28, 2003 and 2002

Revenue for the six months ended February 28, 2003, was $393.1 million, an increase of $46.6 million as compared to the same period last year.  Revenue from total sugar sales increased 12.2 percent reflecting a 6.3 percent increase in the hundredweight sold and a 5.5 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 23.2 percent due to a 10.3 percent increase in the volume of pulp sold and an 11.7 percent increase in the average selling price per ton.  Revenue from molasses sales increased 45.9 percent due to a 53.9 percent increase in the volume of molasses sold partially offset by a 5.2 percent decrease in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 8.2 percent due to a 10.9 percent increase in the average selling price per ton partially offset by a 2.4 percent decrease in the volume of CSB sold.

Cost of product sold, for the six months ended February 28, 2003, exclusive of payments for member sugarbeets, increased $82.5 million as compared to the same period last year.  The cost associated with the cost of non-member sugar beets (Sidney Crop) was $31.4 million for the six months ended February 28, 2003.  Direct processing costs for sugar and pulp increased 10.2 percent. This was due to harvesting 17.8 percent more sugarbeets and processing 12.5 percent more sugarbeets related to the Sidney crop, partially offset by processing 10.7 percent fewer RRV crop sugarbeets this year due to delaying the commencement of the RRV crop processing campaign.  Higher natural gas prices also added to this increase.  Fixed and committed expenses increased 7.6 percent reflecting higher purchased power costs, insurance costs, and costs related to SSI.  The change in product inventories impacted the cost of product sold unfavorably by $26.4 million primarily due to lower sugar inventory levels.  The cost associated with sugar purchased to meet customer needs was up $14.1 million due to delaying the commencement of the 2002 RRV crop campaign.  The 2002 RRV crop campaign start-up was delayed because of adverse planting and growing conditions which slowed the maturity of the crop.

Selling, general and administrative expenses for the six months ended February 28, 2003 increased $3.7 million from 2002.  Selling expenses increased $3.6 million primarily due to the increase in the volume of products sold along with increased freight costs.  General and Administrative expenses increased $ .1 million due to general cost increases.

During the six months ended February 28, 2003, 68.8 percent of the 2002 RRV crop was processed resulting in the recognition of net proceeds from member business of $222.6 million.  This represented 68.8 percent of the $323.7 million projected member gross beet payment for the 2002 RRV crop.  The actual net proceeds from member business, for the six months ended February 28, 2003, were $276.2 million.  During the six months ended February 28, 2003, 100.0 percent of the 2002 Sidney crop was processed resulting in the recognition of net proceeds from SSI of $2.6 million.  This represented 100.0 percent of the $2.6 million projected SSI net income for fiscal 2003.  The actual net proceeds from SSI, for the six months ended February 28, 2003, was $12.8 million.  The difference between the actual net proceeds from member business and SSI and the amounts recognized for the six months ended February 28, 2003, resulted in the recognition of $63.7 million of accrued continuing costs.  In comparison, during the six months ended February 28, 2002, 83.2 percent of the 2001 RRV crop was processed resulting in the recognition of net proceeds from member business of $240.6 million.  This represented 83.2 percent of the $289.2 million projected member gross beet payment for the 2001 RRV crop. In addition, $10.7 million, representing 50 percent of the $21.3 million projected gross PIK payment, had also been recognized as net proceeds from member business.  The actual net proceeds from member business, for the six months ended February 28, 2002, were $327.8 million.  The difference between the actual net proceeds from member business and the amounts recognized for the six months ended February 28, 2002, resulted in the recognition of $76.5 million of accrued continuing costs.

Interest income for the six months ended February 28, 2003 decreased slightly compared to the same period last year primarily due to a lower average balance of investments.

Interest expense decreased from last year primarily due to lower average borrowing levels for short-term and long-term debt and lower average borrowing rates on short-term debt.

Non-member activities resulted in income of $1.9 million for the six months ended February 28, 2003 compared to a loss of $ ..8 million for the same period last year. The non-member income in fiscal 2003 is primarily the result of activities related to SSI.  The non-member loss in fiscal 2002 was primarily the result of activities related to the investment in ProGold Limited Liability Company.

Comparison of the Three Months Ended February 28, 2003 and 2002

Revenue for the three months ended February 28, 2003, was $191.8 million, an increase of $18.0 million as compared to the same period last year.  Revenue from total sugar sales increased 6.4 percent reflecting a 3.7 percent increase in the hundredweight sold and a 2.7 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 54.3 percent due to a 33.6 percent increase in the volume of pulp sold and a 15.5 percent increase in the average selling price per ton.

Revenue from molasses sales increased 56.2 percent due to a 76.9 percent increase in the volume of molasses sold partially offset by an 11.7 percent decrease in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 20.5 percent due to a 15.4 percent increase in the volume of CSB sold and a 4.4 percent increase in average selling price per ton.

Cost of product sold, for the three months ended February 28, 2003, exclusive of payments for member sugarbeets, increased $23.2 million as compared to the same period last year.  The cost associated with the cost of non-member sugar beets (Sidney Crop) was $18.2 million for the three months ended February 28, 2003.  Direct processing costs for sugar and pulp increased 21.9 percent. This was due to processing 16.1 percent more sugarbeets along with higher natural gas prices and beet transportation costs.  Fixed and committed expenses increased 10.6 percent reflecting higher purchased power costs, insurance costs and costs related to SSI.  The change in product inventories impacted the cost of product sold favorably by $8.8 million primarily due to the increased net realizable value for sugar partially offset by lower sugar inventory levels.  The cost associated with sugar purchased to meet customer needs was up $ .6 million due to minimal purchased sugar activity last year.

Selling, general and administrative expenses for the three months ended February 28, 2003 increased $3.1 million from 2002.  Selling expenses increased $4.0 million primarily due to the increase in the volume of products sold and higher freight and warehousing costs.  General and Administrative expenses decreased $ .9 million due to general cost decreases.

During the three months ended February 28, 2003, 40.1 percent of the 2002 RRV crop was processed resulting in the recognition of net proceeds from member business of $129.7 million.  This represented 40.1 percent of the $323.7 million projected member gross beet payment for the 2002 RRV crop.  The actual net proceeds from member business, for the three months ended February 28, 2003, were $160.8 million.  During the three months ended February 28, 2003, 58.5 percent of the 2002 Sidney crop was processed resulting in the recognition of net proceeds from SSI of $1.5 million.  This represented 58.5 percent of the $2.6 million projected SSI net income for fiscal 2002.  The actual net proceeds from SSI, for the three months ended February 28, 2003, were $8.2 million.  The difference between the actual net proceeds from member business and SSI and the amounts recognized for the three months ended February 28, 2003, resulted in the recognition of $37.9 million of accrued continuing costs.  In comparison, during the three months ended February 28, 2002, 42.8 percent of the 2001 RRV crop was processed resulting in the recognition of net proceeds from member business of $123.9 million.  This represented 42.8 percent of the $289.2 million projected member gross beet payment for the 2001 RRV crop. In addition, $10.7 million, representing 50 percent of the $21.3 million projected gross PIK payment, had also been recognized as net proceeds from member business.  The actual net proceeds from member business, for the three months ended February 28, 2002, were $176.4 million.  The difference between the actual net proceeds from member business and the amounts recognized for the three months ended February 28, 2002, resulted in the recognition of $41.8 million of accrued continuing costs.

Interest income for the three months ended February 28, 2003 increased marginally compared to the same period last year primarily due to a higher average balance of investments.

Interest expense decreased slightly for the three months ended February 28, 2003 as compared to the same period last year primarily due to lower average borrowing levels for long-term debt and  lower average interest rates for short-term debt.

Non-member activities resulted in income of $1.1 million for the three months ended February 28, 2003 compared to a loss of $ .4 million for the same period last year. This non-member income in fiscal 2003 is primarily the result of activities related to SSI.  The non-member loss in fiscal 2002 was primarily the result of activities related to the investment in ProGold Limited Liability Company.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of $132.4 million, of which $95.3 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $19.8 million from a private placement of Senior Notes that occurred in January of 2003; $43.5 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds and a term loan with Bank of North Dakota of $4.8 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million, of which there is no current balance outstanding, and a line of credit with Wells Fargo Bank for $3 million. The Company’s commercial paper program provides short-term borrowings of up to $150 million of which approximately $143.2 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The changes that occurred in the Company’s financial statements from August 31, 2002 to February 28, 2003 were primarily due to normal business seasonality and the acquisition activities related to SSI.  The first six months of the Company’s fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, and the initial payments to growers for delivered sugarbeets.  The cash used in operations of $92.6 million and investing activities of $45.5 million was funded primarily through the cash provided by financing activities. The net cash provided by financing activities was primarily comprised of the net proceeds from short-term debt of $136.2 million, proceeds from long-term debt of $31.0 million, and proceeds from the installment sale of stock of $4.9 million partially offset by the payment of unit retains of $16.0 million and long-term debt repayment of $18.0 million.

Working capital has decreased $12.7 million from $58.3 million at the beginning of the year to $45.6 million as of February 28, 2003 primarily due to additional short-term debt, increases in payables and an increase in amounts due growers partially offset by increased inventories.  Working capital as of February 28, 2003 was $45.6 million, an increase of $9.7 million when compared to $35.9 million of working capital as of February 28, 2002.

Capital expenditures for the six months ended February 28, 2003 were $45.8 million, which included $35.2 related to the acquisition activities of SSI.  Capital expenditures for the same period in 2002 were $5.4 million.  The Company had outstanding commitments totaling $5.2 million as of February 28, 2003 for equipment and construction contracts related to various capital projects.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of February 28, 2003.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Amended and Restated Loan Agreement between Registrant and US Bank, formerly First Bank National Association, dated November 22, 1993	Incorporated by reference to Exhibit 10(q) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.5	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.6	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.7	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.8	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

10.9	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.11	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.12	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

++10.13	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.14	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.15	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.17	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.18	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.19	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.20	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.21	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.22	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001

10.23	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.24	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.25	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 27, 2002	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended May 31, 2002

10.26	Retirement Plan A Restatement	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.27	Retirement Plan B Restatement	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.28	Amendments to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated November 6, 2002	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended November 30, 2002

10.29	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Filed herewith electronically

10.30	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Filed herewith electronically

10.31	Growers’ Contract (Annual Contract) for crop year 2003.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

99.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

99.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

(i)                                     Current Report on Form 8-K, dated January 14, 2003, under item 9 stating that the Company had filed its quarterly report on form 10-Q for the period ended November 30, 2002 and in connection with the filing, certifications by the James J. Horvath, President and Chief Executive Officer, and Joseph J. Talley, Chief Financial Officer had also been submitted.

(ii)                                  Current Report on Form 8-K, dated January 27, 2003, under item 9, the Company stated that it had announced to its shareholders on January 27, 2002, that the Board of Directors had modified the planting policy for the 2003 crop to be equal to stock acres with a permitted under-plant of up to two percent.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2003	/s/ Brian Ingulsrud
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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

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

April 14, 2003

/s/ James J. Horvath

James J. Horvath
President and Chief Executive Officer

CERTIFICATIONS

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

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

April 14, 2003

/s/ Joseph J. Talley

Joseph J. Talley
Vice President-Finance and Chief Financial Officer