Form 10-Q
period 2003-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2003-07-15
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2003

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

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 8, 2003
$10 Par Value	2,995

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	May 31		August 31,
	2003	2002	2002*
Current Assets:
Cash and Cash Equivalents	$998	$21	$22
Accounts Receivable:
Trade	51,025	60,315	60,812
Members	4,209	3,716	3,987
Other	5,952	839	1,465
Advances to Related Parties	15,450	15,786	11,336
Inventories	286,488	268,692	115,656
Prepaid Expenses	5,056	3,637	5,732

Total Current Assets	369,178	353,006	199,010

Property and Equipment:
Land	37,653	32,940	33,806
Buildings	88,652	85,348	86,647
Equipment	780,446	756,868	759,972
Construction-in-Progress	9,577	4,593	5,154
Less: Accumulated Depreciation	(584,482)	(546,926)	(546,960)

Net Property and Equipment	331,846	332,823	338,619

Net Property and Equipment Held for Lease	173,004	—	—

Other Assets:
Investments in Marketing Cooperatives	2,966	2,294	2,064
Investments in ProGold Limited Liability Company	—	37,334	38,051
Investments in Crystech, LLC	1,269	1,416	1,403
Notes Receivable - Crystech, LLC	13,905	13,905	13,905
Other Assets	72,324	30,893	29,641

Total Other Assets	90,464	85,842	85,064

Total Assets	$964,492	$771,671	$622,693

The Accompanying Notes are an Integral Part of These Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	May 31		August 31,
	2003	2002	2002*
Current Liabilities:
Short-Term Debt	$157,242	$136,787	$7,000
Current Maturities of Long-Term Debt	20,917	19,045	18,045
Accounts Payable	10,929	5,970	18,163
Advances Due to Related Parties	7,191	5,762	3,092
Accrued Continuing Costs (see note 3)	70,073	79,529	—
Other Current Liabilities	19,522	17,208	15,182
Amounts Due Growers	52,141	49,947	79,246

Total Current Liabilities	338,015	314,248	140,728

Long-Term Debt, Net of Current Maturities	282,240	182,372	182,371
Other Liabilities	41,475	30,058	30,927

Total Liabilities	661,730	526,678	354,026

Minority Interest in ProGold Limited Liability Company	42,962	—	—

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	30	30
Additional Paid-in Capital	148,237	143,055	143,069
Unit Retains	108,010	100,145	124,101
Equity Retention	2,721	1,557	2,733
Accumulated Other Comprehensive Income/(Loss)	(1,317)	(436)	(1,317)
Retained Earnings/(Deficit)	(36,156)	(37,633)	(38,224)

Total Members’ Investments	259,800	244,993	268,667

Total Liabilities and Members’ Investments	$964,492	$771,671	$622,693

The Accompanying Notes are an Integral Part of These Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2003	2002	2003	2002

Net Revenue	$614,796	$554,841	$221,738	$208,377
Cost of Product Sold	81,855	11,222	62,360	74,272

Gross Proceeds	532,941	543,619	159,378	134,105

Selling, General & Administrative Expenses	119,920	112,168	39,944	35,863
Accrued Continuing Costs (see note 3)	70,073	79,529	6,359	2,988

Operating Proceeds	342,948	351,922	113,075	95,254

Other Income/(Expense)
Interest Income	1,128	1,418	338	399
Interest Expense	(11,440)	(11,214)	(3,856)	(3,129)
Other, Net	2,210	2,437	731	1,549
Other (Expense)	(8,102)	(7,359)	(2,787)	(1,181)

Proceeds before Income Taxes	334,846	344,563	110,288	94,073
Minority Interest Share of Proceeds	(335)	—	(335)	—
Income Tax Expense	(8)	(13)	(14)	(8)
Net Proceeds Resulting from Member and Non-Member Business	$334,503	$344,550	$109,939	$94,065

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$2,068	$(142)	$144	$669
Unit Retains Declared to Members	—	—	—	—
Equity Retention Declared to Members	—	—	—	—
Net Credit(Charge) to Members’ Investments	2,068	(142)	144	669
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	332,435	322,172	109,795	81,546
Payment to/due Members for PIK Certificates, Net of Equity Retention Declared	—	22,520	—	11,850

Total	$334,503	$344,550	$109,939	$94,065

The Accompanying Notes are an Integral Part of These Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended May 31
	2003	2002
Cash Provided By (Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$334,503	$344,550
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(332,435)	(322,172)
Payments To/Due Members for PIK Certificates, Net of Equity Retention Declared	—	(22,520)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	42,596	38,661
(Income) from Equity Method Investees	(1,942)	(2,397)
Loss on the Disposition of Property and Equipment	312	208
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(276)	(437)
Deferred Gain Recognition	(148)	(148)
Minority Interest in ProGold Limited Liability Company	335	—
Changes in Assets and Liabilities:
Receivables	7,137	7,315
Inventories	(169,925)	(164,423)
Prepaid Expenses	773	(879)
Long-Term Prepaid Pension Expense	(12,175)	(4,925)
Advances To/Due to Related Parties	(14)	1,332
Accounts Payable	(7,232)	(13,805)
Accrued Continuing Costs	70,073	79,529
Other Liabilities	7,062	2,038
Amounts Due Growers	(27,105)	(32,819)
Net Cash (Used In) Operations	(88,461)	(90,892)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(17,201)	(8,228)
Purchases of Assets Held for Lease	(215)	—
Acquisition from Imperial Sugar Company	(35,185)	—
Proceeds from the Sale of Property and Equipment	130	177
Equity Refund from CoBank, ACB	1,749	341
Investments in Marketing Cooperatives	(666)	—
Acquisition of Equity Interest in ProGold Limited Liability Company, Net of Cash Acquired	(9,766)	—
Changes in Other Assets	43	(509)
Net Cash (Used In) Investing Activities	(61,111)	(8,219)

Cash Provided By (Used In) Financing Activities:
Proceeds from (Payments) on Short-Term Debt, Net	150,242	122,824
Proceeds from Issuance of Long-Term Debt	31,000	—
Long-Term Debt Repayment	(19,759)	(19,069)
Proceeds from Issuance of Stock	5,168	5,813
Payment of Unit Retains & Equity Retention	(16,103)	(16,338)
Net Cash Provided by Financing Activities	150,548	93,230

Increase (Decrease) In Cash and Cash Equivalents	976	(5,881)
Cash and Cash Equivalents, Beginning of Year	22	5,902

Cash and Cash Equivalents, End of Period	$998	$21

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED MAY 31, 2003 AND 2002

Note 1:  Basis of Presentation

The unaudited consolidated financial statements of American Crystal Sugar Company (the Company) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The Company’s unaudited consolidated financial statements are comprised of American Crystal Sugar Company, its wholly-owned subsidiary, Sidney Sugars Incorporated (SSI) and ProGold Limited Liability Company (ProGold), a limited liability company in which the company holds a 51 percent ownership interest.  On October 7, 2002, SSI, which was formed on September 17, 2002 under the laws of the state of Minnesota, acquired certain assets from Holly Sugar Corporation, a wholly-owned subsidiary of Imperial Sugar Company (Imperial).  On April 24, 2003, the Company acquired an additional five percent ownership interest in ProGold, effective May 1, 2003, resulting in an increase in the Company’s ownership in ProGold to 51 percent.  Due to the Company’s resulting controlling ownership interest in ProGold, effective May 1, 2003, the Company began to include ProGold in its consolidated financial statements.  The consolidated financial statements for prior periods have not been restated and therefore do not include consolidated data pertaining to ProGold prior to May 1, 2003.  All material inter-company transactions have been eliminated.

The operating results for the nine month and three month periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ended August 31, 2003.

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

Certain reclassifications have been made to the May 31, 2002 financial statements to conform with the May 31, 2003 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	5/31/03	5/31/02	8/31/02
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$268,283	$250,673	$97,693
Unprocessed Sugarbeets	—	—	—
Maintenance Parts & Supplies	18,205	18,019	17,963

Total Inventories	$286,488	$268,692	$115,656

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

Accrued continuing costs represent the difference between (i) the Net Proceeds as determined above and (ii) actual member business crop year revenues realized and expenses incurred through the end of the reporting period plus the SSI fiscal year revenues realized and expenses incurred through the end of the reporting period.  Accrued continuing costs are reflected in the Financial Statements as a cost on the Statements of Operations and as a current liability on the Balance Sheets.

Note 4:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
July 8, 2003	$76.77	600,000	498,570
May 31, 2003	$76.77	600,000	498,570
August 31, 2002	$76.77	600,000	498,570
May 31, 2002	$76.77	600,000	498,570

Common Stock:
July 8, 2003	$10.00	4,000	2,995
May 31, 2003	$10.00	4,000	2,995
August 31, 2002	$10.00	4,000	3,035
May 31, 2002	$10.00	4,000	3,025

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $10.3 million and $10.7 million for the nine months ended May 31, 2003 and 2002, respectively.

Note 6: Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million and a line of credit with Wells Fargo Bank for $1 million, of which there is currently no debt outstanding. The Company’s commercial paper program has been increased from $150 million to provide short-term borrowings of up to $225 million of which approximately $157.2 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount. The acquisition from Imperial was initially financed utilizing available short-term debt.

As of May 31, 2003, the Company had outstanding commercial paper of $157.2 million at an average interest rate of 1.54% and maturity dates between June 2, 2003 and July 31, 2003.  The Company had no outstanding short-term debt with CoBank, ACB as of May 31, 2003.

As of May 31, 2002, the Company had outstanding commercial paper of $136.8 million at an average interest rate of 2.86% and maturity dates between June 18, 2002 and August 23, 2002. The Company had no outstanding short-term debt with CoBank, ACB as of May 31, 2002.

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

As part of the entire transaction with Imperial, the Company acquired the rights to marketing allocations equal to an estimated 4.8% of the total allocation for the domestic sugarbeet segment.  A portion of these marketing allocations will be used to market the sugar produced at the Sidney, Montana facility.  Any excess allocations will be available to the Company.  The sugar produced by SSI will be marketed through United Sugars Corporation while the agri-products produced will be marketed through Midwest Agri-Commodities Company.

Note 8: ProGold Limited Liability Company

On April 24, 2003, the Company acquired Minn-Dak Farmer Cooperative’s (Minn-Dak) five percent ownership interest in ProGold Limited Liability Company (ProGold) for $10.3 million, effective May 1, 2003.  This acquisition results in an increase in the Company’s ownership in ProGold to 51 percent, while Golden Growers Cooperative continues to own 49 percent.

Due to the Company’s resulting controlling ownership interest in ProGold, effective May 1, 2003, the Company began to include ProGold in its consolidated financial statements.

ProGold was formed in 1994 by American Crystal Sugar Company, Golden Growers Cooperative and Minn-Dak Farmers Cooperative to construct and operate a corn wet-milling plant for the production of high-fructose corn syrup sweetener.  In November 1997, ProGold entered into an agreement with Cargill, Incorporated (Cargill) to lease substantially all of its assets to Cargill.  Under the terms of the operating lease, Cargill manages all aspects of the operations of the ProGold corn wet-milling plant.

Note 9: Net Property and Equipment Held for Lease

ProGold owns a corn wet milling facility that it leases to Cargill, Incorporated under an operating lease which runs through December 31, 2007.

The Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. The components of Property and Equipment Held for Lease as of May 31, 2003 are shown below:

(In Thousands)
Land and Land Improvements	$7,762
Buildings	40,855
Equipment	197,828
Construction in Progress	339
Less Accumulated Depreciation	(73,780)

Net Property and Equipment Held for Lease	$173,004

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)

2003	$5,863
2004	23,452
2005	23,452
2006	23,452
2007	23,452
2008	8,093

$107,764

Note 10: Segment Reporting

The Company has identified two reportable segments: Sugar and Leasing.  The sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The leasing segment is engaged in the leasing of a corn wet milling plant used in the production of high-fructose corn syrup sweetener.  The segments are managed separately.  There are no intersegment sales.  The leasing segment has a major customer, Cargill, who accounts for all of that segment’s revenue.

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2003 is shown below:

	For the Nine Months Ended May 31, 2003 (Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$612,521	$2,275	$—	$614,796
Gross Proceeds	531,662	1,279	—	532,941
Depreciation and Amortization	41,679	917	—	42,596
Interest Income	1,128	—	—	1,128
Interest Expense	10,852	588	—	11,440
Income from Equity Method Investees	2,291	—	(349)	1,942
Other Income/(Expense), Net	2,559	—	(349)	2,210
Net Proceeds	334,503	684	(684)	334,503

Capital Expenditures	52,386	215	—	52,601

	For the Three Months Ended May 31, 2003 (Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$219,463	$2,275	$—	$221,738
Gross Proceeds	158,099	1,279	—	159,378
Depreciation and Amortization	12,683	917	—	13,600
Interest Income	338	—	—	338
Interest Expense	3,268	588	—	3,856
Income from Equity Method Investees	1,142	—	(349)	793
Other Income/(Expense), Net	1,080	—	(349)	731
Net Proceeds	109,939	684	(684)	109,939

Capital Expenditures	6,609	215	—	6,824

	As of May 31, 2003 (Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Property and Equipment, Net	$331,839	$7	$—	$331,846
Assets Held for Lease, Net	—	173,004	—	173,004
Identifiable Assets	823,962	185,246	(44,716)	964,492

Note 11: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Interpretation No. 46 regarding the Consolidation of Variable Interest Entities. This interpretation becomes effective for the Company in the first quarter of fiscal 2004.  Management does not expect that the implementation of this interpretation will have a material effect on the Company’s financial statements.

The Financial Accounting Standards Board has also recently issued Statement No. 150 regarding Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This interpretation becomes effective for the Company in the first quarter of fiscal 2004. Management does not expect that the implementation of this interpretation will have a material effect on the Company’s financial statements.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months and Three Months Ended May 31, 2003 and 2002

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

Comparison of the Nine Months Ended May 31, 2003 and 2002

Revenue for the nine months ended May 31, 2003, was $614.8 million, an increase of $60.0 million as compared to the same period last year.  Revenue from total sugar sales increased 8.8 percent reflecting a 5.6 percent increase in the hundredweight sold and a 3.0 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 6.4 percent due to a 10.6 percent increase in the average selling price per ton partially offset by a 3.8 percent decrease in the volume of pulp sold.  Revenue from molasses sales increased 89.1 percent due to a 103.7 percent increase in the volume of molasses sold partially offset by a 7.2 percent decrease in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 3.8 percent due to an 11.0 percent increase in the average selling price per ton partially offset by a 6.5 percent decrease in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $2.3 million.

Cost of product sold, for the nine months ended May 31, 2003, exclusive of payments for member sugarbeets, increased $70.6 million as compared to the same period last year.  The cost associated with the cost of non-member sugar beets (Sidney Crop) was $31.2 million for the nine months ended May 31, 2003.  Direct processing costs for sugar and pulp increased 21.4 percent. This was due to harvesting 17.8 percent more sugarbeets (9.2 percent of the increase was attributable to the Sidney Crop) and processing 16.4 percent more sugarbeets (10.2 percent of the increase was attributable to the Sidney crop).  Higher natural gas prices also added to this increase.  Fixed and committed expenses increased 7.5 percent reflecting higher purchased power costs, insurance costs, and costs related to the operations of SSI.  The change in product inventories impacted the cost of product sold favorably by $7.0 million primarily due to an increase in the net realizable value for sugar.  The cost associated with sugar purchased to meet customer needs was up $14.1 million due to a delay in the commencement of the 2002 RRV crop campaign.  The 2002 RRV crop campaign start-up was delayed because of adverse planting and growing conditions which slowed the maturity of the crop. As a result, additional sugar was required to be purchased to service customers during this delay. Costs related to ProGold were $1.0 million.

Selling, general and administrative expenses for the nine months ended May 31, 2003 increased $7.8 million from 2002.  Selling expenses increased $7.9 million primarily due to the increase in the volume of sugar sold along with increased freight costs.  General and Administrative expenses decreased $ .1 million due to general cost decreases.

During the nine months ended May 31, 2003, 100 percent of the 2002 RRV crop was processed resulting in the recognition of net proceeds from member business of $332.4 million.  This represented 100 percent of the $332.4 million projected member gross beet payment for the 2002 RRV crop.  The actual net proceeds from member business, for the nine months ended May 31, 2003, were $396.8 million.  During the nine months ended May 31, 2003, 100.0 percent of the 2002 Sidney crop was processed resulting in the recognition of net proceeds from SSI of $2.7 million.  This represented 100.0 percent of the $2.7 million projected SSI net income for fiscal 2003.  The actual net proceeds from SSI, for the nine months ended May 31, 2003, was $8.4 million.  The difference between the actual net proceeds from member business and SSI and the amounts recognized for the nine months ended May 31, 2003, resulted in the recognition of $70.1 million of accrued continuing costs.  In comparison, during the nine months ended May 31, 2002, 100 percent of the 2001 RRV crop was processed resulting in the recognition of net proceeds from member business of $322.2 million.  This represented 100 percent of the $322.2 million projected member gross beet payment for the 2001 RRV crop. In addition, $22.5 million, representing 100 percent of the $22.5 million projected gross PIK payment, had also been recognized as net proceeds from member business.  The actual net proceeds from member business, for the nine months ended May 31, 2002, were $424.2 million.  The difference between the actual net proceeds from member business and the amounts recognized for the nine months ended May 31, 2002, resulted in the recognition of $79.5 million of accrued continuing costs.

Interest income for the nine months ended May 31, 2003 decreased slightly compared to the same period last year primarily due to a lower average balance of investments.

Interest expense increased from last year primarily due to the addition of $ .6 million of interest resulting from the consolidation of ProGold partially offset by lower average borrowing levels for long-term debt and lower average borrowing rates on short-term debt.

Non-member activities resulted in income of $2.1 million for the nine months ended May 31, 2003 compared to a loss of $ .1 million for the same period last year. The non-member income in fiscal 2003 is primarily the result of activities related to SSI.  The non-member loss in fiscal 2002 was primarily the result of activities related to the investment in ProGold Limited Liability Company.

Comparison of the Three Months Ended May 31, 2003 and 2002

Revenue for the three months ended May 31, 2003, was $221.7 million, an increase of $13.4 million as compared to the same period last year.  Revenue from total sugar sales increased 3.1 percent reflecting a 4.5 percent increase in the hundredweight sold partially offset by a 1.4 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased 27.6 percent due to a 33.9 percent decrease in the volume of pulp sold partially offset by a 9.6 percent increase in the average selling price per ton.  Revenue from molasses sales increased 196.5 percent due to a 240.0 percent increase in the volume of molasses sold partially offset by a 12.8 percent decrease in the average selling price per ton.  Revenue from the sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 4.6 percent due to a 14.6 percent decrease in the volume of CSB sold partially offset by an 11.7 percent increase in average selling price per ton.  Rental revenue on the ProGold operating lease was $2.3 million.

Cost of product sold, for the three months ended May 31, 2003, exclusive of payments for member sugarbeets, decreased $11.9 million as compared to the same period last year.  Direct processing costs for sugar and pulp increased 52.9 percent. This was due to processing 83.2 percent more sugarbeets due to the longer running RRV crop processing campaign this year resulting from the delay of the campaign start-up last fall and the increase in the tons of sugarbeets harvested.  Higher natural gas prices and beet transportation costs also added to the increase.  Fixed and committed expenses increased 7.3 percent reflecting higher purchased power costs, insurance costs and costs related to the operations of SSI.  The change in product inventories impacted the cost of product sold favorably by $33.4 million primarily due to the increased net realizable value for sugar partially offset by lower sugar inventory levels.  Costs related to ProGold were $1.0 million.

Selling, general and administrative expenses for the three months ended May 31, 2003 increased $4.1 million from 2002.  Selling expenses increased $4.3 million primarily due to the increase in the volume of products sold and higher freight and warehousing costs.  General and Administrative expenses decreased $ .2 million due to general cost decreases.

During the three months ended May 31, 2003, 33.0 percent of the 2002 RRV crop was processed resulting in the recognition of net proceeds from member business of $109.8 million.  This represented 33.0 percent of the $332.4 million projected member gross beet payment for the 2002 RRV crop.  The actual net proceeds from member business, for the three months ended May 31, 2003, were $120.6 million.  An increase of $ .1 million in the projected net income from SSI was recognized during the three months ended May 31, 2003.  SSI incurred $4.3 million of net costs for the three months ended May 31, 2003.  The difference between the actual net proceeds from member business and SSI and the amounts recognized for the three months ended May 31, 2003, resulted in the recognition of $6.4 million of accrued continuing costs.  In comparison, during the three months ended May 31, 2002, 25.3 percent of the 2001 RRV crop was processed resulting in the recognition of net proceeds from member business of $81.5 million.  This represented 25.3 percent of the $322.2 million projected member gross beet payment for the 2001 RRV crop. In addition, $11.9 million, representing 52.4 percent of the $22.5 million projected gross PIK payment, had also been recognized as net proceeds from member business.  The actual net proceeds from member business, for the three months ended May 31, 2002, were $96.3 million.  The difference between the actual net proceeds from member business and the amounts recognized for the three months ended May 31, 2002, resulted in the recognition of $3.0 million of accrued continuing costs.

Interest income for the three months ended May 31, 2003 decreased marginally compared to the same period last year primarily due to a lower average balance of investments.

Interest expense increased $ .7 million for the three months ended May 31, 2003 as compared to the same period last year primarily due to the addition of $ .6 million of interest resulting from the consolidation of ProGold, higher average borrowing levels for short-term debt and higher average interest rates for long-term debt.

Non-member activities resulted in income of $ .1 million for the three months ended May 31, 2003 compared to income of $ .7 million for the same period last year. This non-member income in fiscal 2003 is primarily the result of activities related to SSI.  The non-member income in fiscal 2002 was the result of activities related to Midwest Agri-Commodities Company, partially offset by activities related to the investment in ProGold Limited Liability Company.

Environmental Matters

On May 21, 2003, SSI received an Enforcement Action for Air Quality Violation letter from the Montana Department of Environmental Quality for alleged violations of allowed particulate emissions at the Sidney, Montana facility. SSI is currently involved in negotiations with the Montana Department of Environmental Quality with the intent of concluding a stipulation agreement with regard to the alleged violation and the related penalties of approximately $84,000. Management believes it will negotiate a satisfactory resolution and that the outcome should not have a material adverse effect on SSI’s or the Company’s financial position.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB. The Company has a long-term debt commitment with CoBank, ACB of $227.9 million, of which $185.8 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $19.3 million from a private placement of Senior Notes that occurred in January of 2003; $43.3 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds and a term loan with Bank of North Dakota of $4.8 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million, of which there is no current balance outstanding, and a line of credit with Wells Fargo Bank for $1 million. The Company’s commercial paper program has been increased from $150 million to provide short-term borrowings of up to $225 million of which approximately $157.2 million is currently outstanding.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The changes that occurred in the Company’s financial statements from August 31, 2002 to May 31, 2003 were primarily due to normal business seasonality, the acquisition activities related to SSI and the consolidation impact of ProGold.  The first nine months of the Company’s fiscal year includes the completion of the sugarbeet harvest, the processing campaign, and the initial payments to growers for delivered sugarbeets.  The cash used in operations of $88.3 million and investing activities of $61.3 million was funded primarily through the cash provided by the net proceeds from short-term debt of $150.2 million, proceeds from long-term debt of $31.0 million, and proceeds from the installment sale of stock of $5.2 million. This was partially offset by the payment of unit retains of $16.1 million and long-term debt repayment of $19.8 million.

Working capital decreased $27.1 million from $58.3 million at the beginning of the year to $31.2 million as of May 31, 2003 primarily due to additional short-term debt, increases in payables and an increase in receivables partially offset by increased inventories and amounts due growers.  Working capital as of May 31, 2003 was $31.2 million, a decrease of $7.6 million when compared to $38.8 million of working capital as of May 31, 2002.

Capital expenditures for the Nine months ended May 31, 2003 were $52.6 million, which included $35.2 related to the acquisition activities of SSI.  Capital expenditures for the same period in 2002 were $8.2 million.  The Company had outstanding commitments totaling $10.0 million as of May 31, 2003 for equipment and construction contracts related to various capital projects.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of May 31, 2003.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.5	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.6	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.7	Trademark License Agreement between Registrant and The Pillsbury Company, dated as of April 9, 1997	Incorporated by reference to Exhibit 10(dd) from the Company’s Registration Statement on Form S-1 (File No. 333-32251), declared effective October 24, 1997.

10.8	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.9	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.11	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.12	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.13	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.14	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.15	Registrant’s Senior Note Intercreditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.17	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.18	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.19	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.20	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.21	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001

10.22	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.23	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.24	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated March 27, 2002	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended May 31, 2002

10.25	Retirement Plan A Restatement	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.26	Retirement Plan B Restatement	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.27	Amendments to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated November 6, 2002	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended November 30, 2002

10.28	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.29	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.30	Growers’ Contract (Annual Contract) for crop year 2003.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended February 28, 2003

++10.31	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Filed herewith electronically

++10.32	2003 Sugarbeet Delivery Agreement between Sidney Sugars Incorporated and Growers	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

99.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

99.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+                                    Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

++                             Confidential treatment has been requested with respect to designated portions of this document.  Such portions have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during this quarter.

(i)                                     Current Report on Form 8-K, dated March 26, 2003, under item 9, the Company stated that it had announced to its shareholders on March 26, 2003, that the projected gross beet payment for the 2002 Red River Valley crop is $38.00 per average ton of sugarbeets.

(ii)                                  Current Report on Form 8-K, dated April 4, 2003, under item 9, the Company stated that it had announced at various meetings with shareholders that the imposition of sugar marketing allocations under the 2002 Farm Bill will likely result in significant sugarbeet acreage fluctuations from year to year for the Company’s shareholders.

(iii)                               Current Report on Form 8-K, dated April 24, 2003, under item 5, the Company announced to its shareholders on April 24, 2003, that the Company had acquired Minn-Dak Farmer Cooperative’s five percent ownership interest in ProGold Limited Liability Company (ProGold) for $10.3 million, effective May 1, 2003, resulting in an increase in the Company’s ownership in ProGold to 51 percent.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 15, 2003	/s/ Brian Ingulsrud
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

July 15, 2003

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

July 15, 2003

/s/ Joseph J. Talley

Joseph J. Talley
Vice President-Finance and Chief Financial Officer