Form 10-K
period 2003-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2003-11-26
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
August 31, 2003

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

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

As of November 14, 2003, 2,995 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.                                        BUSINESS

GENERAL

The Company is a Minnesota agricultural cooperative corporation owned by approximately 3,000 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  The Company currently processes sugarbeets from a base level of approximately 500,000 acres in the Red River Valley, subject to tolerances for overplanting and underplanting established by the Board of Directors each year.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as molasses, sugarbeet pulp and concentrated separated by-product (CSB), a by-product of the molasses desugarization process.

The Company’s sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative and United States Sugar Corporation.  The Company’s agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company.  Midwest Agri-Commodities Company is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and effective September 1, 2003, Michigan Sugar Company.

The Company is also the controlling member of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota that is currently being leased to Cargill, Incorporated.  The Company and Newcourt Capital USA own Crystech, LLC which operates the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

In October 2002, the Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars) acquired three sugarbeet processing facilities.  Sidney Sugars processes sugarbeets (the Sidney Crop) at the Sidney, Montana facility from sugarbeets grown by the non-member growers associated with that facility.  The Torrington, Wyoming facility has been leased on a long-term basis to another sugar producer and the Hereford, Texas facility which was idle at the time of the acquisition and remains idle while the facility is held for sale.  Sidney Sugars is in the process of locating a buyer for the facility who will use it for purposes other than sugar production.  As part of this transaction, the United States Department of Agriculture (USDA) transferred the rights to marketing allocations equal to approximately 4.8 percent of the total allocation for the domestic sugarbeet segment to the Company.  The Company uses a portion of these marketing allocations to market the sugar produced at the Sidney, Montana facility.  Excess allocations are used by the Company to market sugar pursuant to an agreement between Sidney Sugars and the Company.

In September 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC), certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington sugarbeet factory for a purchase price of approximately $6.8 million.  To accomplish this outcome, Crab Creek entered into various leasing arrangements with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake facility.  In connection with this acquisition, the USDA transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake facility.

The Company’s corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400.  The Company’s website is www.crystalsugar.com.  Its fiscal year ends August 31.

Products and Production

The Company and Sidney Sugars are engaged primarily in the production and marketing of sugar from sugarbeets.  The Company also sells agri-products and sugarbeet seed.  The Company’s total annual sugar and agri-product production is influenced by the amount and quality of sugarbeets grown by its members and non-members, the processing capacity of the Company’s plants and by its ability to store harvested sugarbeets.

The Company processes the sugarbeets grown by its members in its five factories located in the Red River Valley area of Minnesota and North Dakota.  The Red River Valley growing area is divided into five factory districts, each containing one sugarbeet processing plant.  Sidney Sugars processes the sugarbeets acquired from growers (who are not members of the Company) in its Sidney, Montana factory.  The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, each of the Company’s factories operates twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.  In Sidney, Montana, the campaign also begins in September and lasts approximately 170 days.

Once the sugarbeets are harvested, growers transport their crop by truck to receiving stations designated by the Company.  The sugarbeets are then stored in factory yards and at outlying piling stations until processed.  Most of the sugarbeets are stored outside in piles.  Frozen sugarbeets may be stored outside for extended periods, but sugarbeets stored in unprotected piles at temperatures above freezing must be processed within a shorter period of time than those sugarbeets stored consistently below freezing.  In most years, the cold weather in North Dakota, Minnesota and Montana offers an advantage to the Company as it permits the outdoor storage of sugarbeets in below-freezing weather conditions.

In milder climates or years, unprotected piles of sugarbeets experience cycles of freezing and thawing and are subject to some deterioration.  When subject to such freeze and thaw cycles, sugarbeets on the exterior of piles freeze naturally.  Sugarbeets near the center of the piles, however, may not freeze and thus may be subject to spoilage.  In order to avoid spoilage the Company utilizes a process called “split pile storage” in which sugarbeets from the center of the piles are removed for processing first.  Split pile storage permits more of the stored sugarbeets to freeze naturally.  The Company also utilizes a ventilation technique to further reduce spoilage.  In this process, fans circulate air through ventilation channels constructed within sugarbeet piles in order to pre-cool and then deep freeze the sugarbeets.  The Company has the capacity to store approximately 28 percent of an average Red River Valley crop in ventilated storage sites.  Enclosed cold storage facilities are also used to extend the sugarbeet storage period at each of the Company’s five Red River Valley factory locations.  Enclosed cold storage sites presently have the capacity to cover approximately 8 percent of an average Red River Valley crop. Sidney Sugars also utilizes forced air and passive air sugarbeet pile ventilation techniques.  Sidney Sugars has the capacity to store approximately one-third of an average Sidney crop in ventilated storage sites.

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

Molasses that remains after the sugar crystals are initially separated can be further processed to remove more sugar.  The Company processes substantially all of the molasses produced at the Red River Valley factories to extract additional sugar, with approximately one-half of its molasses processed through its East Grand Forks molasses desugarization facility and the remaining one-half at the Hillsboro, North Dakota desugarization facility.

The sugar produced by the Company and Sidney Sugars is pooled and then marketed through the services of a marketing agent under contract with the Company.  The sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative and United States Sugar Corporation.

The sugar production process results in a variety of agri-products.  After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feed.  The remaining molasses and CSB from the molasses desugarization process are marketed primarily to yeast manufacturers and for use in animal feed.  The agri-products produced by the Company and Sidney Sugars are marketed through a marketing agent, Midwest Agri-Commodities Company.  Midwest Agri-Commodities Company is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and effective September 1, 2003, Michigan Sugar Company.

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

The Company is also the controlling member of ProGold Limited Liability Company, a joint venture which owns a corn wet-milling plant in Wahpeton, North Dakota that is currently being leased to Cargill, Incorporated.  The Company and Newcourt Capital USA own Crystech, LLC that operates the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

Recent Crops

The Red River Valley sugarbeet crop, grown by the Company’s members during 2002 and processed during fiscal 2003, produced a total of approximately 17.5 tons of sugarbeets per acre from approximately 501,000 acres.  This production was less than the ten-year average of 19.1 tons per acre for the crops grown in the years 1992 through 2001.  The sugar content of the 2002 crop was 16.97 percent, in comparison to a ten-year average for the applicable period of 17.46 percent.  The Company produced a total of approximately 24.5 million hundredweight of sugar from the crop.  In addition, Sidney Sugars produced approximately 2.2 million hundredweight of sugar from the Sidney Crop.

The Red River Valley sugarbeet crop, grown during 2001 and processed during fiscal 2002, produced a total of approximately 17.8 tons of sugarbeets per acre from approximately 452,000 acres.  The number of acres harvested was reduced by approximately 29,000 as a result of member participation in the USDA Payment-In-Kind (PIK) program.  This production was less than the ten-year average of 19.1 tons per acre for the crops grown in the years 1991 through 2000.  The sugar content of the 2001 crop was 18.04 percent, in comparison to a ten-year average for the applicable period of 17.35 percent.  The Company produced a total of approximately 25.4 million hundredweight of sugar from the crop.

The Red River Valley sugarbeet crop, grown during 2000 and processed during fiscal 2001, produced a total of approximately 21.8 tons of sugarbeets per acre from approximately 442,000 acres.  The number of acres harvested was reduced by approximately 33,000 as a result of member participation in the PIK program. That production exceeded the ten-year average of 18.3 tons per acre for the crops grown in the years 1990 through 1999.  The sugar content of the 2000 crop was 17.81 percent, in comparison to a ten-year average for the applicable period of 17.43 percent.  The Company produced a total of approximately 29.0 million hundredweight of sugar from the 2000 sugarbeet crop.

For a discussion of the 2002, 2001 and 2000 crops and results of operations for fiscal years 2003, 2002 and 2001, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at approximately 186 million hundredweight for the year beginning October 1, 2003 and ending September 30, 2004.  For the same period starting October 2002, total consumption was approximately 181 million hundredweight.  Comparing the two years shows an increase in demand of approximately 2 percent.

The United States refined sugar market has grown over the past twenty years, despite the demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products.  Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar.  Corn sweeteners and non-nutritive sweeteners constitute a large portion of the overall sweetener market. The Company believes that the United States market for sugar will remain relatively flat to down slightly in the near future.

The United States sugar industry has been subject to industry consolidation.  Today there are less than 10 sugar sellers, with over 70 percent of United States sugar market share concentrated in the top three sellers, all of which are fully integrated sugarbeet and cane suppliers.  The Company’s sugar production and sales (including Sidney Sugars) represent approximately 15 percent of the total domestic market for refined sugar in 2002/2003.  The Company had the right to market, or to have marketed on its behalf, approximately 31 million hundredweight of sugar from the 2002 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 26 percent of the United States sugar market.

United Sugars Corporation’s main competitors in the domestic market are Imperial Sugar Corporation, Amalgamated Sugar Company, California & Hawaiian Sugar Company, Florida Crystals Incorporated and Western Sugar Cooperative.  Tate & Lyle North America (Tate & Lyle), a former competitor, exited the U.S. sugar market by selling its sugar processing facilities to Western Sugar Cooperative and Florida Crystals Incorporated.  Because sugar is a fungible commodity, competition in the United States industry is primarily based upon price, customer service and reliability as a supplier.  As mentioned, Imperial recently sold three processing facilities to the Company.  United Sugars Corporation is currently the largest marketer of sugar in the United States.

Grower Contracts with Members

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members have five-year contracts with the Company covering the growing seasons of 2003 through 2007.  These five-year contracts automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each share of Preferred Stock held by the members.  For the 2004 crop year, the Board of Directors intends to maintain the relationship between shares of Preferred Stock and acres of sugarbeet production at a ratio as close to 1 to 1 as possible, subject to tolerances for overplanting and underplanting established by the Board each year and reductions or increases caused by the Company’s marketing allocations established by the USDA.  The Board of Directors and management continue to review and determine the relationship between the ownership of Preferred Stock and acreage planting.

The gross beet payment is the value of recovered sugar from the sugarbeets a member delivers plus the member’s share of agri-product revenues, minus the member’s share of member business operating costs.  The following allowances, costs and deductions, if applicable, are used to adjust the gross beet payment to arrive at the net beet payment: hauling program allowance and costs, pre-pile quality premium and costs, minimum payment program allowance and costs, tare incentive premium/penalty program, late harvest program costs and unit retains.  Members are paid a hauling allowance based on the distance they must transport sugarbeets for delivery to the Company and may also receive minimum beet payments and an allowance for early delivery of sugarbeets prior to the commencement of the stockpiling of harvested sugarbeets.  The costs of these programs are shared among members on the basis of the net tonnage of sugarbeets delivered by each member.

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

The following tables summarize the gross beet payment and net beet payment and certain crop statistics for each of the last 10 completed fiscal years, respectively, for the Red River Valley:

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

	Distribution of Net Proceeds Totals (In Thousands)

Net Proceeds	$361,902	$398,588	$389,039	$358,373	$369,681	$313,007	$373,649	$316,244	$326,693	$266,102
PIK Payment	—	(23,497)	(28,067)	—	—	—	—	—	—	—
Non-Member (Income)/Loss	(5,799)	733	1,884	1,879	494	9,679	18,074	396	15	544
Gross Beet Payment	356,103	375,824	362,856	360,252	370,175	322,686	391,723	316,640	326,708	266,646
Unit Retains	(17,486)	(24,154)	(19,239)	(19,299)	(21,332)	(8,545)	(16,611)	(16,040)	(16,648)	(19,328)
Member Tax ADJ, Net	—	—	—	—	—	—	—	—	5,621	12,585
Net Beet Payment	$338,617	$351,670	$343,617	$340,953	$348,843	$314,141	$375,112	$300,600	$315,681	$259,903

	Distribution of Net Proceeds Per Ton Harvested (1)

Net Proceeds	$41.36	$49.47	$40.42	$37.11	$34.62	$36.60	$44.95	$39.39	$39.21	$41.25
PIK Payment	—	(2.92)	(2.92)	—	—	—	—	—	—	—
Non-Member (Income)/Loss	(.66)	.09	.20	.20	.05	1.13	2.17	0.05	0.00	0.09
Gross Beet Payment	40.70	46.64	37.70	37.31	34.67	37.73	47.12	39.44	39.21	41.34
Unit Retains	(2.00)	(3.00)	(2.00)	(2.00)	(2.00)	(1.00)	(2.00)	(2.00)	(2.00)	(3.00)
Member Tax ADJ, Net	—	—	—	—	—	—	—	—	0.68	1.95
Net Beet Payment	$38.70	$43.64	$35.70	$35.31	$32.67	$36.73	$45.12	$37.44	$37.89	$40.29

	Red River Valley Crop Statistics (1)

Tons Harvested (In Thousands):	8,749	8,058	9,626	9,657	10,679	8,553	8,313	8,029	8,332	6,450
Tons Purchased Per Acre Harvested:	17.5	17.8	21.8	19.9	22.2	18.5	18.1	18.7	20.2	16.3
Sugar Content of Beets:	17.0%	18.0%	17.8%	17.4%	17.7%	17.6%	17.3%	16.4%	16.8%	17.6%

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

Grower Contracts between Sidney Sugars Incorporated and Non-Members

All of the sugarbeets processed at the Sidney, Montana factory are purchased from non-member growers under contract with Sidney Sugars.  Each non-member grower has a two-year contract with an annual supplement with Sidney Sugars specifying the number of acres the non-member grower is obligated to grow during each year.  The current contract expires after the 2004 crop, after which Sidney Sugars intends to negotiate a new contract.

The price per ton of sugarbeets paid to the growers who deliver to Sidney Sugars (the scale payment) is determined according to the sugarbeet payment scale contained in the grower contract and is calculated based on Sidney Sugars’ average net return for sugar from that year’s crop and the adjusted average sugar content of each grower’s sugarbeets.

Under current grower contracts with Sidney Sugars, payments to these growers for sugarbeets must be made in three installments following delivery of the crop: (i) in November, Sidney Sugars pays the growers an amount equal to 65 percent of the estimated scale payment for that year’s crop; (ii) in April, Sidney Sugars pays an amount, which combined with the November payment, equals 90 percent of the estimated scale payment for that year’s crop; (iii) and in October, Sidney Sugars pays the remainder of the actual scale payment.

Sales and Marketing

United Sugars Corporation, a common marketing agency operating on a cooperative basis, markets the Company and Sidney Sugars’ sugar.  The Company is a party to a Uniform Member Marketing Agreement with United Sugars Corporation, and markets its and Sidney Sugars’ sugar through this relationship.  The other members of United Sugars Corporation, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation, are parties to similar agreements.  Under these agreements, all of the members market all of their refined sugar on a pooled basis through United Sugars Corporation.  The Company receives payment for the sugar that is marketed on its behalf by receiving its pro rata share of the net proceeds from the sale of the pooled sugar.  The net proceeds of such sales represent the gross proceeds from the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company’s and Sidney Sugars’ pro rata share of the marketing and sales expenses incurred by United Sugars Corporation.  Any net proceeds from the operation of United Sugars Corporation are distributed to the four members proportionally based on sugar sales.

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

United Sugars Corporation sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2003, 88.3 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the “Crystal Sugar” and “Pillsbury” brand names and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark and sub-licenses the use of the “Pillsbury” trademark to United Sugars Corporation.

United Sugars Corporation markets sugar to customers over a large geographical area.  United Sugars Corporation’s customers are located primarily in Illinois, Iowa, Wisconsin, Minnesota, New York, Pennsylvania, California, Florida, Indiana and Missouri.  During fiscal year 2003, United Sugars Corporation’s 10 largest customers accounted for approximately 54.8 percent (by weight) of the sugar sold.

The prices at which United Sugars Corporation sells the Company’s sugar fluctuate periodically based on changes in domestic sugar supply and demand.  Sugar prices are very sensitive to the balance between supply and demand in the United States market.  The largest proportion of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter.  Retail (grocery) products are generally sold on a spot price basis.

The Company markets its and Sidney Sugars’ agri-products through Midwest Agri-Commodities Company, a common marketing agency operating on a cooperative basis, whose members are the Company, Minn-Dak Farmers Cooperative and Southern Minnesota Beet Sugar Cooperative.  Effective September 1, 2003, Michigan Sugar Company was admitted as a member of Midwest Agri-Commodities Company.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  For the year ended August 31, 2003, the majority of the Company’s pulp production was exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 8.2 percent of the Company’s consolidated total revenues during fiscal 2003, of which export sales accounted for 4.0 percent of such revenues.  In the past, agri-products export sales accounted for 3.5 percent of the Company’s total revenues in 2002 and 3.7 percent in 2001.  These percentages are primarily a function of the average market prices for sugar, pulp and molasses and are not necessarily indicative of future relationships between agri-product revenues (both export and domestic) and sugar revenues, because prices of these commodities fluctuate independently of each other.

There is no single customer of United Sugars Corporation or Midwest Agri-Commodities Company attributable to the Company that accounts for 10% or more of the revenues of the Company.

Government Programs and Regulations

Farm Security and Rural Investment Act of 2002

The Farm Security and Rural Investment Act of 2002 (the Farm Bill), enacted on May 13, 2002, replaces the Federal Agriculture Improvement and Reform Act of 1996 (the FAIR Act).  The Farm Bill contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2002 through 2007 crop years.  Generally, the Farm Bill restricts imports of foreign sugar, maintains the non-recourse loan program established by the FAIR Act, and establishes a system of marketing allocations for sugarbeet and sugar cane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

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

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and beet sugar processors.  The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the maximum level of imports allowed before marketing allotments are expected to be suspended), and subtracting carry-in stocks of sugar, including CCC inventory.  Once the USDA has determined the OAQ for a crop year, it then determines each allotment for beet and cane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane.  An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill.  Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings.  The USDA annually establishes individual processor’s allocations.  The Company’s marketing allocation for the 2002 crop was approximately 31 million hundredweight.  The Company’s marketing allocation for the 2003 crop is approximately 32 million hundredweight.

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

The PIK Certificate Purchase Agreement authorized the Company to require additional direct capital investments by members participating in the PIK program.  The amount of the equity contribution is calculated per hundredweight of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year’s sugarbeet crop.  All refunds and retirements of equity retains must be approved by the Company’s Board of Directors.

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

The Farm Bill authorizes the USDA to implement a pre-plant PIK program to help offset any oversupply.  There was no PIK program for fiscal 2003.

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

Regional and Bilateral Free Trade Agreements

The United States Government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Central American Free Trade Agreement; the Australian Free Trade Agreement and the South African Customs Union Free Trade Agreement.  Many of the countries included in these agreements are major sugar producers and exporters.  If reductions in sugar tariffs are included in these agreements, eventually excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to attempt to manage the situation.

The Company and the sugar industry intend to continue to focus a great deal of attention on trade issues in the future.

Joint Venture: ProGold Limited Liability Company

The Company is one of two members of ProGold Limited Liability Company (ProGold).  ProGold was initially formed to serve as a joint venture between the Company, Minn-Dak Farmers Cooperative and Golden Growers Cooperative.  On April 24, 2003, the Company acquired Minn-Dak Farmers Cooperative’s five percent ownership interest in ProGold, effective May 1, 2003.  This acquisition results in an increase in the Company’s ownership in ProGold to 51 percent, while Golden Growers Cooperative continues to own 49 percent.  As a result of this acquisition, the Company also controls the board of governors of ProGold.  ProGold owns a corn wet-milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products.

Due to the Company’s resulting controlling ownership interest in ProGold, effective May 1, 2003, the Company began to include ProGold in its consolidated financial statements.  The financial statements for prior periods have not been restated and therefore do not include consolidated data pertaining to ProGold prior to May 1, 2003.

The corn wet-milling plant is leased under an operating lease that commenced on November 1, 1997 and its initial term will terminate on December 31, 2007.

Joint Venture: Crystech, LLC

The Company and Newcourt Capital USA, Inc. (Newcourt) formed Crystech, LLC (Crystech), a Delaware limited liability company, on May 28, 1998.  Crystech was formed to construct and operate a molasses desugarization facility in Hillsboro, North Dakota.  The Company and Newcourt each own a 50 percent membership interest in Crystech.  The original financing of the facility included approximately $86 million of secured debt placed by Newcourt with a consortium of lenders, and approximately $14 million in subordinated debt held by the Company.  During fiscal 2003, the Company agreed to convert the $14 million of subordinated debt owed to it by Crystech into Preferred Equity.  While the ownership of this Preferred Equity does not change the Company’s membership status, the ownership of Preferred Equity does result in the Company having the right to receive annually 7.5 percent of Crystech’s net income or approximately $1.0 million each year.

The Company has a 12-year Tolling Services Agreement with Crystech whereby the Company pays the full cost of processing sugarbeet molasses delivered to the facility, with title and risk of loss to the product remaining with the Company throughout the process.  The Tolling Services Agreement may be terminated by the Company if the specific operational processing performance required of Crystech in the contract is not maintained.  The Company has also entered into an Operations and Maintenance Agreement with Crystech by which the Company is responsible for operating and maintaining the facility throughout the term of the Tolling Services Agreement.  The facility has a capacity to process approximately 200,000 tons of softened molasses annually for conversion to sugar and other agri-products.  During fiscal 2003, approximately 211,000 tons of softened molasses were processed.

Employees

As of August 31, 2003, the Company had 1,203 full-time employees, of which 991 were hourly and 212 were salaried and Sidney Sugars had 148 full-time employees, of which 124 were hourly and 24 were salaried.  The Company had 24 part-time employees and Sidney Sugars had 4 part-time employees.  In addition, the Company employs approximately 553 hourly seasonal workers, approximately 242 during the sugarbeet harvest and approximately 311 during the remainder of the sugarbeet processing campaign.  Sidney Sugars also employs approximately 157 hourly seasonal workers, approximately 50 during the sugarbeet harvest and approximately 107 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company and Sidney Sugars also contract with third party agencies for approximately another 1,200 additional workers in the Red River Valley and approximately 135 additional workers in Sidney, Montana.

Substantially all of the hourly employees at the factories of both the Company and Sidney Sugars, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2004 for the Red River Valley factory employees and April 30, 2005 for the Sidney, Montana factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.  The Company considers its employee relations to be excellent.

Substantially all employees of the Company and Sidney Sugars who meet eligibility requirements of age and length of service are covered by one of the Company’s two multiple-employer defined benefit retirement plans.  Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans.  The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death.  The Company’s policy is to fund pension costs accrued.  The plans were fully funded for vested benefits as of February 28, 2003, the end of the most recent plan year.  Union and nonunion employees are also eligible to participate in 401(k) savings plans.

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

The Company received a Notice of Violation from the State of Minnesota on April 5, 2001 for alleged violations of the Minnesota hydrogen sulfide standard, performance test reporting requirements and air emission permit requirements at the Crookston, Moorhead and East Grand Forks factories.  On August 5, 2003, the Company and the Minnesota Pollution Control Agency (MPCA) entered into a stipulation agreement with regard to this matter.  This agreement required the Company, among other conditions, to pay penalties in the amount of $117,000. The Company has implemented a hydrogen sulfide remediation plan at a total estimated cost of $5.0 million, of which $2.0 million was spent in 2003 and the remaining $3.0 million to be spent in 2004.

On May 21, 2003, Sidney Sugars received an Enforcement Action for Air Quality Violation letter from the Montana Department of Environmental Quality for alleged violations of allowed particulate emissions at the Sidney, Montana facility. Sidney Sugars is currently involved in negotiations with the Montana Department of Environmental Quality with the intent of concluding a stipulation agreement with regard to the alleged violation and the related penalties of approximately $84,000. Management believes it will negotiate a satisfactory resolution and that the outcome should not have a material adverse effect on the Company’s financial position.  The seller of the Sidney, Montana factory is required to indemnify Sidney Sugars for any amounts that may be payable for this action.

The Company is currently conducting an environmental remediation plan at its Moorhead and Crookston, Minnesota, factories and at its Drayton, North Dakota factory.  The total cost of this plan is approximately $2.4 million of which $ .5 million was recognized in fiscal 2003 and $1.9 million was recognized in fiscal 2002.

Important Factors

The financial results of the Company’s operations may be directly and materially affected by many factors, including prevailing prices of sugar and agri-products, the Company’s ability to market its sugar competitively, the weather, government programs and regulations, international trade agreements and costs and expenses.  Beyond the factors that may impact the Company’s business generally, the Company is involved in several ventures as discussed above that may also materially affect the financial results of the Company’s operations.

Market Supply

The domestic sugar market is reactive to any oversupply of refined sugar.  Excess supply may result in a decline in domestic sugar prices.  Lower sugar prices adversely affect profitability of selling refined sugar in the United States, resulting in a direct negative impact on the Company.

Regional and Bilateral Trade Agreements

In the event the United States government enters into bilateral trade agreements with sugar producing countries, the amount of sugar in the domestic sugar market could be impacted.  A change in the supply of sugar could put pressure on the price of sugar, which would impact the Company’s profitability.

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

The FAIR Act and the Farm Bill

The impact of the FAIR Act and the Farm Bill on the operations of the Company cannot be completely predicted.  The long term ramifications of the marketing allotment and allocation program depend on the Company’s ability to maintain its marketing allocation on an annual basis and to obtain access, if necessary, to additional allocations at a reasonable price.

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

Item 2.                                        PROPERTY AND PROCESSING FACILITIES

The Company operates five sugarbeet processing factories in the Red River Valley and Sidney Sugars operates one in Sidney, Montana.  The Company owns all of its factories and the land on which they are located.  The factories range in size from 150,000 to 400,000 square feet.

The location and processing capacity of the Company and Sidney Sugars’ factories are:

Location	Approximate Daily Slicing Capacity (Tons of Sugarbeets)
Crookston, MN	5,900
East Grand Forks, MN	9,300
Moorhead, MN	5,900
Drayton, ND	6,700
Hillsboro, ND	8,200
Sidney, MT	6,400

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar.  Each factory has space for sugarbeet storage, including ventilated storage sites.  The Red River Valley factories also have cold storage sites.  Each of these facilities is currently operating at or near its capacity.  The Company owns a molasses desugarization (MDS) plant at its East Grand Forks facility and participates in a joint venture that owns and operates a MDS plant at the Hillsboro facility.  The MDS plants process molasses to extract additional sugar.  The Company and

Sidney Sugars have sugar packaging facilities located at the Moorhead, Hillsboro, Crookston, East Grand Forks and Sidney factories.

Sidney Sugars also owns sugarbeet processing plants in Hereford, Texas and Torrington, Wyoming.  The Hereford, Texas facility is idle and will remain idle while it is held for sale.  The Torrington, Wyoming facility is leased on a long-term basis to another sugar company.

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

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2003.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2003, the Company had 2,995 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

Item 6.                                        SELECTED FINANCIAL DATA

The selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended August 31,
	(In Thousands, except for ratios)
	2003	2002	2001	2000	1999

Net Revenues	$829,246	$775,288	$866,362	$731,432	$843,968
Net Proceeds (1)	$361,902	$398,588	$389,039	$358,373	$369,681
Total Assets	$809,751	$622,693	$641,445	$739,719	$667,824
Long-Term Debt, Net of Current Maturities	$286,922	$182,371	$201,416	$230,905	$233,135
Members’ Investments	$270,346	$268,667	$255,660	$249,330	$241,286
Property and Equipment Additions, net of retirements	$46,578	$15,281	$21,851	$42,088	$58,693
Working Capital	$49,572	$58,282	$45,341	$53,613	$56,733
Ratio of Long-Term Debt to Equity (2)	1.06:1	.68:1	.79:1	.93:1	.97:1

	Fiscal Year Ended August 31,
	(In Thousands, except for tons purchased per acre and Net Beet Payment per ton)
Red River Valley Production Data (3)	2003	2002	2001	2000	1999

Acres harvested	501	453	442	486	481
Tons purchased	8,749	8,058	9,626	9,657	10,679
Tons purchased per acre harvested	17.5	17.8	21.8	19.9	22.2
Gross beet payment per ton of sugarbeets purchased	$40.70	$46.64	$37.70	$37.31	$34.67
Sugar hundredweight
Produced	24,527	25,395	29,035	26,646	25,453
PIK Sugar Receipts	—	1,177	1,561	—	—
Sold, including purchased sugar	24,991	26,806	32,445	24,756	27,552
Purchased sugar sold	465	288	3	230	798
Pulp, Molasses and CSB tons
Produced	684	612	749	784	921
Sold	653	636	701	803	1,042

(1)                                  Net Proceeds are the Company’s gross revenues, less the costs and expenses of producing and marketing sugar, agri-products and sugarbeet seed, but before payments to members for sugarbeets.  Payments to be made to members for the delivery of sugarbeets are liabilities of the Company.  (For a more complete description of the calculation of Net Proceeds, see “Item 1.  Business - Growers’ Contracts.”)

(2)                                  Calculated by dividing the Company’s long term debt, exclusive of the current maturities of such debt, by members’ investments.

(3)                                  Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2003 relates to the crop of 2002).

Item 7.                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has long-term debt availability with CoBank, ACB of $211.9 million, of which $181.8 million is currently outstanding.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $18.3 million from a private placement of Senior Notes that occurred in January of 2003; $43.3 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $4.8 million.  The Company also has a seasonal line of credit with a consortium of lenders lead by CoBank, ACB of $235 million and a line of credit with Wells Fargo Bank for $1 million.  As of August 31, 2003, there was no outstanding balance on the seasonal line of credit with CoBank, ACB.  There was no line of credit balance outstanding with Wells Fargo Bank as of August 31, 2003. As of August 31, 2003 the Company had $50 million of short term borrowing in commercial paper.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

Critical Accounting Policies and Estimates

Preparation of the Company’s consolidated financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.

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

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated plan benefits for fiscal 2003 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability;  Life Expectancy - 1983 group annuity mortality;  Retirement Age Plan A- 35 percent of eligible participants retire at age 60, the remaining participants at age 65;  Retirement Age

Plan B- 25 percent of eligible participants retire at age 60, the remaining participants at age 65;  Investment Return - 8.25 percent compounded annually for funding;  Discount Rate- 6.17 percent compounded annually;  Salary Scale - 3.5 percent compounded annually, Plan A only.

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

The Company’s operational results and the resulting beet payment to members are substantially dependent on market factors, including domestic prices for refined sugar.  These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States farm and trade policy, which the Company is unable to predict.

In addition, highly variable weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing.

Comparison of the Years Ended August 31, 2003 and 2002

Revenue for the year ended August 31, 2003, was $829.2 million, an increase of $54.0 million from 2002.  Revenue from total sugar sales increased 3.7 percent due to a 2.6 percent increase in the average selling price per hundredweight and a 1.0 percent increase in hundredweight sold.  Revenue from pulp sales increased 14.0 percent due to an 8.6 percent increase in the average selling price per ton and a 5.1 percent increase in the volume of pulp tons sold.  Revenue from molasses sales increased 133.7 percent due to a 155.2 percent increase in the volume of molasses sold, partially offset by an 8.4 percent decrease in the average selling price per ton.  This increase in the volume of molasses sold was due primarily to the additional sales associated with the molasses produced at the Sidney, Montana factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 5.3 percent due to an 8.6 percent increase in the average selling price per ton, partially offset by a 3.1 percent decrease in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $8.6 million.

Cost of product sold, exclusive of payments to members for sugarbeets, increased $84.0 million as compared to fiscal 2002.  The cost associated with the cost of non-member sugarbeets (Sidney crop) was $31.8 million for the year ended August 31, 2003.  Direct processing costs for sugar and pulp increased 25.1 percent.  This was due to harvesting 17.7 percent more sugarbeets (9.2 percent of the increase was attributable to the Sidney crop) and processing 16.4 percent more sugarbeets (10.2 percent of the increase was attributable to the Sidney crop).  Higher natural gas prices and increased coal costs also added to this increase.  Fixed and committed expenses increased 8.8 percent reflecting higher purchased power costs, insurance costs, and costs related to the operations of Sidney Sugars.  The change in product inventories impacted the cost of product sold favorably by $3.0 million primarily due to an increase in the net realizable value for sugar. The value for sugar inventories as of August 31, 2003 increased compared to the prior year due to a slightly higher inventory level and a higher net realizable value per hundredweight. The cost associated with sugar purchased to meet customer needs was up $7.6 million due to delaying the commencement of the 2002 Red River Valley crop campaign.  The 2002 Red

River Valley crop campaign startup was delayed because of adverse planting and growing conditions which slowed the maturity of the crop.  As a result, additional sugar was required to be purchased to service customers during this delay.  Costs related to ProGold were $4.0 million.

Selling, general and administrative expenses increased $3.9 million from 2002.  Selling expenses increased $4.0 million primarily due to the increase in the volume of sugar sold along with increased warehousing costs and additional costs related to Sidney Sugars.  General and Administrative costs decreased $ .1 million due to general cost reductions.

Interest income decreased $ .5 million from 2001 primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense increased $2.3 million from 2001 resulting from the consolidation of ProGold, increased average borrowing levels for short-term debt and increased average borrowing rates on long-term debt, partially offset by lower long-term average borrowing levels and lower short-term interest rates.

Non-member business activities resulted in a gain of $5.8 million in 2003, as compared to a loss of $ .7 million in 2002.  The gain in 2003 was due primarily to activities related to Sidney Sugars partially offset by the activities related to the investment in ProGold.  The loss in fiscal 2002 was comprised mainly of activities related to the investment in ProGold.

Payments to members for PIK certificates, net of equity retention declared, during fiscal 2002 amounted to $22.3 million.  There were no PIK payments during 2003.

Payments to members for sugarbeets, net of unit retains declared, decreased by $13.1 million from $351.7 million in 2002 to $338.6 million in 2003.

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

Non-member business activities resulted in a loss of $ ..7 million in 2002, as compared to a loss of $1.9 million in 2001.  The losses in both fiscal years were comprised mainly of activities related to the investment in ProGold.

Payments to members for PIK certificates, net of equity retention declared, decreased by $4.2 million from $26.5 million in 2001 to $22.3 million in 2002.

Payments to members for sugarbeets, net of unit retains declared, increased by $8.1 million from $343.6 million in 2001 to $351.7 million in 2002.

Comparison of the Years Ended August 31, 2001 and 2000

Revenue for the year ended August 31, 2001, was $866.4 million, an increase of $134.9 million from 2000.  Revenue from total sugar sales increased 19.2 percent due to a 31.1 percent increase in hundredweight sold, partially offset by a 9.0 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 8.8 percent due to a 14.8 percent increase in the average selling price per ton partially offset by a 5.2 percent decrease in the volume of pulp sold.  Revenue from molasses sales decreased 37.4 percent due to a 52.6 percent decrease in the volume of molasses sold partially offset by a 32.1 percent increase in the average selling price per ton.  Revenue from the sales CSB increased 58.5 percent due to a 13.6 percent increase in sales volume and a 39.4 percent increase in the average selling price per ton.  The decrease in sales volume of molasses and the increase in sales volume of CSB was primarily the result of the Crystech molasses desugarization facility at Hillsboro, North Dakota, becoming operational in February 2000.

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

Recent Acquisitions

On September 8, 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC), certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington sugarbeet factory for a purchase price of approximately $6.8 million.  To accomplish this outcome, Crab Creek entered into various leasing arrangements with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake facility.  In connection with this acquisition, the USDA transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake facility.

2003 Crop and Estimated Fiscal Year 2004 Information

This discussion contains a summary of the Company’s and Sidney Sugars’ current estimates of the financial results to be obtained from the Company’s and Sidney Sugars’ processing of the 2003 sugarbeet crops.  Given the nature of the estimates required in connection with the payments to members and non-members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2003 sugarbeet crops, the net selling price for the sugar and agri-products produced by the Company and the Company’s operating costs.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crops, are beyond the Company’s control.  The actual results experienced by the Company and Sidney Sugars could differ materially from the forward-looking statements contained herein.

As noted earlier, the Growers’ Contracts between the Company and its members and Sidney Sugars and the growers in Sidney, Montana regarding the delivery of sugarbeets to the Company and Sidney Sugars require payment for sugarbeets in multiple installments throughout the year after harvest of the applicable sugarbeet crop.  As only the final payment is made after the close of the fiscal year in question, the first two payments to members and non-members for sugarbeets are, of necessity, based upon the Company’s and Sidney Sugars’ then-current estimates of the beet payments arising from the processing of the crops in question and the subsequent sale of the products obtained from processing those sugarbeets.

The completed harvest of the sugarbeet crop grown by members during 2003 produced a total of 10.0 million tons of sugarbeets, or approximately 20.1 tons of sugarbeets per acre from approximately 496,000 acres.  This production was greater than the ten-year average of 19.1 tons per acre for crops grown in the years 1993 through 2002.  The sugar content of the 2003 crop is 18.45 percent in comparison to a ten year average for the applicable period of approximately 17.35 percent.  The Company expects to produce a total of approximately 29.7 million hundredweight of sugar from the 2003 crop, an increase of approximately 21.0 percent compared to the 2002 crop.  Such sugar production provides a total sugar recovery of approximately 298 pounds of sugar for each ton of sugarbeets harvested by the Company.

The 2003 Sidney Crop consisted of approximately 976,000 tons of sugarbeets, or approximately 23.7 tons of sugarbeets per acre from approximately 41,000 acres.  The sugar content of the Sidney Crop is 18.8 percent.  The Company expects to produce a total of approximately 2.8 million hundredweight of sugar from the Sidney Crop.

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

The following table provides information regarding the Company’s contractual obligations as of August 31, 2003:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$298,204	$11,282	$95,841	$65,969	$125,112
Purchase Obligations	29,279	16,659	10,695	1,426	499
Other Long-Term Obligations	927	123	369	246	189

Total Contractual Obligations	$328,410	$28,064	$106,905	$67,641	$125,800

Item 8.                                        FINANCIAL STATEMENTS

The consolidated financial statements of the Company for the fiscal years ended August 31, 2003, 2002 and 2001 have been audited by Eide Bailly LLP, independent certified public accountants.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                               CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires Dec.

Michael A. Astrup PO Box 219 Dilworth, MN 56529	50	Moorhead	1996	2005

Jerry D. Bitker 1694 Co. Highway #19 Halstad, MN 56548	55	Hillsboro	1996	2005

Richard Borgen 1544 Co. Highway #39 Perley, MN 56574	54	Moorhead	1997	2003

Paul J. Driscoll PO Box 555 East Grand Forks, MN 56721	58	East Grand Forks	2000	2003

Curtis Haugen 45508 300th St. NW Argyle, MN 56713	42	East Grand Forks	2001	2004

Lonn M. Kiel 36044 275th Ave. S.W. Crookston, MN 56716	50	Crookston	1994	2003

David J. Kragnes 10600 60th St. N. Felton, MN 56536	51	Moorhead	1995	2004

Francis L. Kritzberger RR #1, Box 22 Hillsboro, ND 58045	58	Hillsboro	1996	2003

Patrick D. Mahar RR 1, Box 363 Cavalier, ND 58220-9789	61	Drayton	1993	2005

Jeff McInnes RR 2 Box 140 Hillsboro, ND 58045	46	Hillsboro	2001	2004

Ronald E. Reitmeier 30928 220th St. S.W. Fisher, MN 56723	57	Crookston	1996	2005

Jim A. Ross RR 1, Box 5 Fisher, MN 56723	53	Crookston	1998	2004

G. Terry Stadstad 1774 22nd Avenue NE Grand Forks, ND 58203	60	East Grand Forks	1993	2005

Robert Vivatson (Chairman) PO Box 631 Cavalier, ND 58220	53	Drayton	1992	2004

Neil Widner PO Box 47 Stephen, MN 56757	52	Drayton	2000	2003

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

Richard Borgen.  Mr. Borgen has been a director since 1997.  Mr. Borgen has farmed east of Perley, Minnesota, since 1967 and has served as a director on the Perley Co-op Elevator Board for nine years and the Norman County West school board for 10 years.  Mr. Borgen also serves on the Board of Governors of ProGold Limited Liability Company.

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

Ronald E. Reitmeier.  Mr. Reitmeier has been a director since 1996, and has been a farmer since 1968.  Mr. Reitmeier is the President of R&J Crop Production Inc.  Mr. Reitmeier has served as Vice Chairman on the Board of Directors of PKM Electric Co-op of Warren, Minnesota for 18 years.  Mr. Reitmeier previously served on the Fisher, Minnesota School Board for 18 years, as President of the Polk County Farmers Union and Chairman of the Minnesota Farmers Union Executive Committee of County Chairpersons.

Jim A. Ross.  Mr. Ross has been a director since 1998.  Mr. Ross has farmed near Fisher, Minnesota, since 1971 and is a board member of Fisher Fuel and Hardware Cooperative.  Mr. Ross also serves on the Board of Governors of ProGold Limited Liability Company.

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

The Board of Directors meets monthly.  For fiscal year 2003, the Company provided its directors with compensation consisting of (i) a payment of $300 per month, (ii) a per diem payment of $250 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors’ meetings.  The Chairman of the Board of Directors receives a payment of $800 per month, rather than $300 per month; the Chairman also receives a per diem in the amount of $250 for each day spent on Company activities.

For fiscal years 2004 and 2005, the Board has approved an increase in the monthly compensation paid to directors to $400 per month for fiscal 2004 and $500 per month for fiscal 2005, with future annual increases of $25 per month for each fiscal year after fiscal 2005.  The monthly compensation payment for the Chairman of the Board increases to $900 per month for fiscal 2004 and $1,000 per month for fiscal 2005, with future annual increases of $25 per month for each fiscal year after 2005.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1, of each calendar year the fees are to be paid.  The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the Board member’s regular employment or business, but not beyond age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there is one Board member who has elected to participate in this plan.  The amount deferred, as of August 31, 2003 was $148,000.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting and controls, the internal audit function, the annual independent audit of the Company’s financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants, subject to approval of the Board of Directors, and reviews the scope and procedural plans of the audit.  The Audit Committee administers the Company’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Company’s Code of Ethics.  On August 31, 2003, the members of the Audit Committee were Jeff McInnes, Neil Widner, and David J. Kragnes (Committee Chair).

As of August 31, 2003, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of the Incorporation of the Company and the Amended and Restated Bylaws of the Company, the board must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugar beets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

Executive Officers

The table below lists the principal officers of the Company, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position

James J. Horvath	58	President and Chief Executive Officer
Thomas S. Astrup	34	Vice President-Administration
David A. Berg	49	Vice President- Agriculture
Joseph J. Talley	43	Vice President-Finance and Chief Financial Officer
David A. Walden	50	Vice President-Operations
Daniel C. Mott	44	Secretary
Samuel S. M. Wai	49	Treasurer and Assistant Secretary
Brian Ingulsrud	40	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	47	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	48	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	46	Director Business Development, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	39	Treasury Operations Manager and Assistant Secretary

James J. Horvath.  Mr. Horvath was named President and Chief Executive Officer in May, 1998.  He served as Chief Financial Officer from 1996 to 1998.  From 1994 to 1996, Mr. Horvath served as the Company’s Vice President-Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company.  Mr. Horvath also served as the Company’s Vice President-Finance from 1985 to 1994.  Mr. Horvath currently serves on the Boards of Directors of United Sugars Corporation and Midwest Agri-Commodities Company.

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

David A. Berg.  Mr. Berg was named Vice President-Agriculture in December 2000.  He was Vice President-Administration during the period from October 1998 to December 2000.  During the period from 1994 to 1998, Mr. Berg served as the Company’s Vice President-Business Development, Vice President-Strategic Planning, Director-Market Information, Manager of Marketing and Analysis and Manager-Economic Research.  Mr. Berg currently serves on the ProGold Limited Liability Company’s Board of Governors.

Joseph J. Talley.  Mr. Talley currently serves as Vice President-Finance and Chief Financial Officer of the Company and also as Chief Operating Officer of Sidney Sugars Incorporated. Mr. Talley was named Vice President-Finance in 1998, Chief Operating Officer of Sidney Sugars Incorporated in 2002 and Chief Financial Officer of the Company in 2003.  He served as the Company’s Treasurer and Finance Director, Assistant Treasurer and Assistant Secretary from 1996 until his appointment as Vice President-Finance.  Mr. Talley served as Finance Director of ProGold Limited Liability Company from 1994 through 1996.  He currently serves on the Board of Governors for ProGold Limited Liability Company.  Prior to 1994, Mr. Talley was a partner with the accounting firm of Eide Helmeke & Co.

David A. Walden.  Mr. Walden was named Vice President-Operations in January 1998.  He served as Production Manager from 1995 until 1998.  He joined the Company in 1979 as a Resident Engineer at the Crookston facility and has held positions of Engineering and Maintenance Superintendent, Production Superintendent, Assistant Operations Manager and Maintenance Manager.  Mr. Walden also serves as the chairman of the Board of Managers of Crystech LLC.

Daniel C. Mott.  Mr. Mott became the Company’s Secretary during 1999.  Previously, he had served as Assistant Secretary since 1995.  Mr. Mott also serves as the Company’s General Counsel.  He is a Partner in the law firm of Fredrikson & Byron, P.A.  Mr. Mott is not an employee of the Company.

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

Lisa M. Maloy.  Ms. Maloy currently serves as Treasury Operations Manager and was appointed Assistant Secretary in 2002.  Prior to joining the Company in 1997, Ms. Maloy was a tax attorney with Ernst & Young LLP in Minneapolis, Minnesota.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and certain other senior financial personnel.  The Company will provide at no charge a copy of the code of ethics to any person who requests a copy by sending a written request to the Company’s headquarters, attention of the Chief Executive Officer of the Company.

Item 11.                                 EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2003 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the four other most highly compensated current executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Payouts
	Year	Salary	Incentive Compensation	Other Annual Compensation	1995 Plan Payouts	1999 Plan Payouts
		($)	($)	($)(1)	($)(2)	($)(2)

James J. Horvath	2003	$446,703	$200,359	$42,000	N/A	$23,479
President and Chief Executive	2002	$433,860	$342,155	$40,056	N/A	$4,879
Officer	2001	$410,762	$279,335	$38,181	$6,450	—

Thomas S. Astrup	2003	$173,497	$52,851	$10,579	N/A	$527
Vice President -Administration*	2002	$157,085	$77,077	$8,458	N/A	—
	2001	$119,060	$88,566	$6,019	N/A	—

David A. Berg	2003	$211,000	$87,969	$20,941	N/A	$5,022
Vice President-Agriculture	2002	$196,923	$112,490	$19,824	N/A	$1,038
	2001	$179,077	$100,800	$19,099	$2,409	—

Joseph J. Talley	2003	$211,001	$100,643	$21,408	N/A	$5,039
Vice President -Finance and	2002	$202,032	$127,225	$18,632	N/A	$1,038
Chief Financial Officer	2001	$181,615	$91,592	$17,953	N/A	—

David A. Walden	2003	$211,877	$63,751	$20,786	N/A	$5,060
Vice President -Operations	2002	$198,000	$103,464	$19,072	N/A	$1,038
	2001	$185,000	$84,431	$18,398	N/A	—

*                                         Effective December 11, 2000

(1)                                  Includes the cost of additional life insurance coverage, car allowance, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)                                  Represents the “profit per acre payments” made to the executive under the Company’s 1995 and 1999 LTIP plans (described below).  The profit per acre payments are determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.

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

1995 Plan

During 2001, the 1995 Long-Term Incentive Plan was terminated and all contract rights cancelled.  The participants in the 1995 Plan were compensated for the value of vested benefits under the 1995 Plan.  The Company adopted the 1995 Plan, which provided deferred compensation to certain key executives of the Company, on September 1, 1995.  This 1995 Plan created financial incentives to reward executives for long-term commitment to the Company and for successfully implementing the Company’s long-term growth strategies.  Such incentives were based upon contract rights that were available to the executive under the terms of the 1995 Plan, the value of which was related to the value of the Preferred Stock of the Company.  The 1995 Plan allowed participants to purchase a limited number of contract rights at the end of each three-year cycle.  The 1995 Plan established both minimum and maximum ownership levels.  When an executive reached their minimum ownership level, he or she could sell any vested shares over the minimum to any qualified grower.  The executive or his estate could also sell any vested shares at the time of his termination, disability or death.  At the point of sale, the contract right became a share of Preferred Stock which the Company issued to the purchasing grower.  The executive received the proceeds of the sale, less appropriate taxes.  The long-term cost of the stock was not to the Company, but to the grower who eventually purchased the stock from the executive.  The 1995 Plan also provided for annual payments of “profit per acre payments” to executives holding contract rights.  The profit per acre payments were determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.  The contract rights acquired under this plan terminate five years after the executive’s employment with the Company is terminated, if not exercised by the executive.  This 1995 Plan was replaced by the 1999 Long-Term Incentive Plan discussed below.

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

In fiscal 2003, 246.82 contract rights were granted at a stated value of $1,750 per contract right or a total stated value of $431,943.  In fiscal 2003, the Board of Directors increased the value of the 1,109.78 contract rights issued prior to fiscal 2003 from $1,500 to $1,750 per contract right, for a total increase in the stated value of $277,445. As of August 31, 2003, there were 1,356.6 contract rights, at a total stated value of $2.4 million, issued and outstanding, 758.08 of which were vested.  The table below lists the executives named in the compensation table who have been granted and hold contract rights.

1999 Plan

Long-Term Incentive Plan Awards

	Fiscal 2003 Contract Rights		Total Contract Rights Held			Fiscal 2003 Representative Payout (1)
Executive Officers	Granted	Stated Value	Granted	Vested	Stated Value

James J. Horvath	129.53	$226,669	759.84	439.55	$1,329,725	$23,479
Thomas S. Astrup	25.28	$44,240	85.20	29.73	$149,104	$527
David A. Berg	30.67	$53,678	169.52	95.60	$296,659	$5,022
Joseph J. Talley	30.67	$53,678	170.42	96.20	$298,234	$5,039
David A. Walden	30.67	$53,678	171.62	97.00	$300,334	$5,060

(1)                                  The amount shown represents a representative amount, determined for the last fiscal year, with respect to “profit per acre payments”, which are non-stock price based payments.  The profit per acre payments are determined by subtracting from the Company’s net beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.  Based on that formula, the Company must provide a beet payment per acre to its members equal to the average cost of production for an acre of sugarbeets in order for executives holding contract rights to obtain any payment of profit per acre payments.  Given the method of determining the profit per acre payments, there is no maximum payment amount.

Retirement Plans

The Company and Sidney Sugars has established noncontributory, defined benefit retirement plans which are available to all eligible employees of the Company and Sidney Sugars.  Those employees who are covered by a collective bargaining agreement participate in Plan B, while employees who are not subject to a collective bargaining agreement, including the executive officers listed on the Summary Compensation Table, participate in pension Plan A.  The benefits of the plans are funded by periodic Company contributions to a retirement trust which invests the Company’s contributions and the earnings from such contributions in order to pay the benefits to the employees.  The plans provide for the payment of monthly retirement benefits determined under a calculation based on years of service and a participant’s compensation.  Retirement benefits are paid to participants upon normal retirement at the age of 65 or later or upon early retirement.  The plans also provide for the payment of certain disability and death benefits.

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

American Crystal Sugar Company
2003 Calculation
Plan A Qualified and Non-Qualified Supplemental Benefits

	Years of Service
Remuneration	15	20	25	30	35

$125,000	$23,612	$31,483	$39,353	$47,224	$47,224
$150,000	$28,862	$38,483	$48,103	$57,724	$57,724
$175,000	$34,112	$45,483	$56,853	$68,224	$68,224
$200,000	$39,362	$52,483	$65,603	$78,724	$78,724
$225,000	$44,612	$59,483	$74,353	$89,224	$89,224
$250,000	$49,862	$66,483	$83,103	$99,724	$99,724
$300,000	$60,362	$80,483	$100,603	$120,724	$120,724
$400,000	$81,362	$108,483	$135,603	$162,724	$162,724
$450,000	$91,862	$122,483	$153,103	$183,724	$183,724
$500,000	$102,362	$136,483	$170,603	$204,724	$204,724
$600,000	$123,362	$164,483	$205,603	$246,724	$246,724
$700,000	$144,362	$192,483	$240,603	$288,724	$288,724
$800,000	$165,362	$220,483	$275,603	$330,724	$330,724
$900,000	$186,362	$248,483	$310,603	$372,724	$372,724
$1,000,000	$207,362	$276,483	$345,603	$414,724	$414,724

The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 18 years; Mr. Astrup has served for 9 years; Mr. Berg has served for 16 years; Mr. Talley has served for 9 years; and Mr. Walden has served for 24 years.

The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax and after-tax basis, a portion of their gross compensation in trust to pay future retirement benefits.  The Company matches 100 percent of the nonunion and eligible union year-round participant’s pre-tax contribution up to 4 percent and 2 percent respectively of their gross earnings.  The total annual addition to any employee’s account in any calendar year may not exceed the lesser of (i) $40,000 or (ii) 100 percent of annual compensation less the amount of the employer match and the employee deferral.  For calendar 2003, the employee pre-income tax contribution is limited to $12,000 and an additional $2,000 of catch-up contributions, if applicable.  Benefits under the 401(k) plans can begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59½, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70½ or is terminated.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 26, 2003.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
President and Chief Executive Officer

Dated: November 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. HORVATH	President and Chief Executive Officer	November 26, 2003
(Principal Executive Officer)
/s/ JOSEPH J. TALLEY	Vice President-Finance and Chief Financial	November 26, 2003
Officer (Principal Financial Officer)
/s/ BRIAN INGULSRUD	Corporate Controller	November 26, 2003
(Principal Accounting Officer)
/s/ MICHAEL A. ASTRUP	Director	November 26, 2003

/s/ JERRY D. BITKER	Director	November 26, 2003

/s/ RICHARD BORGEN	Director	November 26, 2003

/s/ PAUL J. DRISCOLL	Director	November 26, 2003

/s/ CURTIS HAUGEN	Director	November 26, 2003

/s/ LONN M. KIEL	Director	November 26, 2003

/s/ DAVID J. KRAGNES	Director	November 26, 2003

/s/ FRANCIS L. KRITZBERGER	Director	November 26, 2003

/s/ PATRICK D. MAHAR	Director	November 26, 2003

/s/ JEFF MCINNES	Director	November 26, 2003

/s/ RONALD E. REITMEIER	Director	November 26, 2003

/s/ JIM A. ROSS	Director	November 26, 2003

/s/ G. TERRY STADSTAD	Director	November 26, 2003

/s/ ROBERT VIVATSON	Director	November 26, 2003

/s/ NEIL WIDNER	Director	November 26, 2003

APPENDIX A

REPORT OF INDEPENDENT AUDITORS

To the Members of American Crystal Sugar Company
Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 2003 and 2002, and the related consolidated statements of operations, changes in members’ investments and cash flows for the years ended August 31, 2003, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended August 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Minneapolis, Minnesota
October 8, 2003

AMERICAN CRYSTAL SUGAR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31
(In Thousands)

	2003	2002	2001
Net Revenue	$829,246	$775,288	$866,362

Cost of Sales	290,831	206,789	279,978

Gross Proceeds	538,415	568,499	586,384

Selling, General and Administrative Expenses	163,280	159,376	181,607

Operating Proceeds	375,135	409,123	404,777

Other Income (Expense):
Interest Income	1,520	2,009	3,232
Interest Expense, Net	(16,871)	(14,578)	(19,973)
Other, Net	3,334	2,098	1,112

Total Other (Expense)	(12,017)	(10,471)	(15,629)

Proceeds Before Minority Interest and Income Tax Expense	363,118	398,652	389,148

Minority Interest	(1,142)	—	—

Income Tax Expense	(74)	(64)	(109)

Net Proceeds Resulting from Member and Non-Member Business	$361,902	$398,588	$389,039

Distributions of Net Proceeds:
Credited (Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$5,799	$(733)	$(1,884)
Equity Retention Declared to Members	—	1,177	1,560
Unit Retains Declared to Members	17,486	24,154	19,239
Net Credit to Members’ Investments	23,285	24,598	18,915
Payments to Members for PIK Certificates,
Net of Equity Retention Declared	—	22,320	26,507
Payments to Members for Sugarbeets,
Net of Unit Retains Declared	338,617	351,670	343,617
Total	$361,902	$398,588	$389,039

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
CONSOLIDATED BALANCE SHEETS
AUGUST 31
(In Thousands)
Assets

	2003	2002
Current Assets:
Cash and Cash Equivalents	$859	$22
Receivables:
Trade	64,056	60,812
Members	3,993	3,987
Other	4,403	1,465
Advances to Related Parties	4,891	11,336
Inventories	130,981	115,656
Prepaid Expenses	7,062	5,732

Total Current Assets	216,245	199,010

Property and Equipment:
Land	39,393	33,806
Buildings	90,181	86,647
Equipment	794,416	759,972
Construction in Progress	4,989	5,154
Less Accumulated Depreciation	(586,167)	(546,960)

Net Property and Equipment	342,812	338,619

Net Property and Equipment Held for Lease	170,446	—

Other Assets:
Investments in CoBank, ACB	21,685	15,430
Investments in Marketing Cooperatives	6,166	2,064
Investments in ProGold Limited Liability Company	—	38,051
Investments in Crystech, LLC	15,330	1,403
Notes Receivable - Crystech, LLC	—	13,905
Other Assets	37,067	14,211

Total Other Assets	80,248	85,064

Total Assets	$809,751	$622,693

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
CONSOLIDATED BALANCE SHEETS
AUGUST 31
(In Thousands)
Liabilities and Members’ Investments

	2003	2002
Current Liabilities:
Short-Term Debt	$49,989	$7,000
Current Maturities of Long-Term Debt	11,282	18,045
Accounts Payable	23,192	18,163
Advances Due to Related Parties	4,604	3,092
Other Current Liabilities	18,710	15,182
Amounts Due Growers	58,896	79,246

Total Current Liabilities	166,673	140,728

Long-Term Debt, Net of Current Maturities	286,922	182,371

Accrued Employee Benefits	31,053	27,453

Other Liabilities	10,988	3,474

Total Liabilities	495,636	354,026

Commitments and Contingencies (See Notes 17 and 18)

Minority Interest in ProGold Limited Liability Company	43,769	—

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	30	30
Additional Paid-In Capital	148,238	143,069
Unit Retains	125,409	124,101
Equity Retention	2,719	2,733
Accumulated Other Comprehensive Income (Loss)	(11,900)	(1,317)
Retained Earnings (Accumulated Deficit)	(32,425)	(38,224)

Total Members’ Investments	270,346	268,667

Total Liabilities and Members’ Investments	$809,751	$622,693

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS
FOR THE YEARS ENDED AUGUST 31
(In Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unit Retains	Equity Retention	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Total	Annual Comprehensive Income/(Loss)
Balance, August 31, 2000	38,275	30	131,071	116,216	—	(655)	(35,607)	249,330
Non-Member Business (Loss)	—	—	—	—	—	—	(1,884)	(1,884)	$(1,884)
Pension Liability Adjustment	—	—	—	—	—	219	—	219	219
Unit Retains Withheld from Members	—	—	—	19,239	—	—	—	19,239	—
Equity Retention	—	—	—	—	1,560	—	—	1,560
Payments to Estates and Disabled Individuals	—	—	—	(217)	—	—	—	(217)	—
Payments of 1993 Crop Unit Retains to Members	—	—	—	(18,758)	—	—	—	(18,758)	—
Stock Issued, Net	—	1	6,170	—	—	—	—	6,171	—

Balance, August 31, 2001	38,275	31	137,241	116,480	1,560	(436)	(37,491)	255,660	$(1,665)
Non-Member Business (Loss)	—	—	—	—	—	—	(733)	(733)	$(733)
Pension Liability Adjustment	—	—	—	—	—	(881)	—	(881)	(881)
Unit Retains Withheld from Members	—	—	—	24,154	—	—	—	24,154	—
Equity Retention	—	—	—	—	1,177	—	—	1,177	—
Payments to Estates and Disabled Individuals	—	—	—	(290)	(4)	—	—	(294)	—
Payments of 1994 Crop Unit Retains to Members	—	—	—	(16,243)	—	—	—	(16,243)	—
Stock Issued, Net	—	(1)	5,828	—	—	—	—	5,827	—

Balance, August 31, 2002	38,275	30	143,069	124,101	2,733	(1,317)	(38,224)	268,667	$(1,614)
Non-Member Business Income	—	—	—	—	—	—	5,799	5,799	$5,799
Pension Liability Adjustment	—	—	—	—	—	(10,583)	—	(10,583)	(10,583)
Unit Retains Withheld from Members	—	—	—	17,486	—	—	—	17,486	—
Payments to Estates and Disabled Individuals	—	—	—	(536)	(14)	—	—	(550)	—
Payments of 1995 Crop Unit Retains to Members	—	—	—	(15,642)	—	—	—	(15,642)	—
Stock Issued, Net	—	—	5,169	—	—	—	—	5,169	—

Balance, August 31, 2003	$38,275	$30	$148,238	$125,409	$2,719	$(11,900)	$(32,425)	$270,346	$(4,784)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31
(In Thousands)

	2003	2002	2001
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$361,902	$398,588	$389,039
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(338,617)	(351,670)	(343,617)
Payments To/Due Members for PIK Certificates, Net of Equity Retention Declared	—	(22,320)	(26,507)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	48,354	40,389	40,427
Income from Equity Method Investees	(3,829)	(2,828)	(69)
Loss on the Disposition of Property and Equipment	485	839	1,170
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(276)	(437)	(541)
Deferred Gain Recognition	(197)	(197)	(197)
Minority Interest in ProGold Limited Liability Company	1,142	—	—
Changes in Assets and Liabilities:
Receivables	(4,129)	5,921	(18,402)
Inventories	(14,418)	(11,387)	(61,379)
Prepaid Expenses	(1,233)	(2,546)	(894)
Long-Term Prepaid Pension Expense	(10,272)	(5,668)	(1,508)
Advances To/Due to Related Parties	7,957	3,112	(10,982)
Accounts Payable	5,017	(1,612)	(6,516)
Other Liabilities	6,589	1,153	1,451
Amounts Due Growers	(20,350)	(3,520)	29,100
Net Cash Provided By (Used In) Operating Activities	38,125	47,817	(9,425)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(30,967)	(16,258)	(23,063)
Purchases of Property and Equipment Held for Lease	(400)	—	—
Proceeds from the Sale of Property and Equipment	51	138	42
Equity Refund from CoBank, ACB	2,816	683	—
Investments in Marketing Cooperatives	(2,093)	—	—
Acquisition of Equity Interest in ProGold Limited Liability Company, Net of Cash Acquired	(9,766)	—	—
Acquisition by Sidney Sugars Incorporated	(35,184)	—	—
Changes in Other Assets	1	(517)	(1,723)
Net Cash (Used In) Investing Activities	(75,542)	(15,954)	(24,744)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	42,989	(6,963)	12,095
Proceeds from Issuance of Long-Term Debt	31,000	—	14,841
Long-Term Debt Repayment	(24,712)	(20,070)	(44,185)
Proceeds from Issuance of Stock	5,169	5,827	6,171
Payment of Unit Retains and Equity Retention	(16,192)	(16,537)	(18,975)
Net Cash Provided By (Used In) Financing Activities	38,254	(37,743)	(30,053)
Increase (Decrease) In Cash and Cash Equivalents	837	(5,880)	(64,222)
Cash and Cash Equivalents, Beginning of Year	22	5,902	70,124

Cash and Cash Equivalents, End of Year	$859	$22	$5,902

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company
Notes to the Consolidated Financial Statements

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

Basis of Presentation

The Company’s consolidated financial statements are comprised of American Crystal Sugar Company, its wholly-owned subsidiaries Sidney Sugars Incorporated (Sidney Sugars) and Crab Creek Sugar Company (Crab Creek), and ProGold Limited Liability Company (ProGold), a limited liability company in which the Company holds a 51 percent ownership interest.

Sidney Sugars was formed in fiscal 2003 under the laws of the State of Minnesota, and on October 7, 2002, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities (See Note 6). Activities associated with Sidney Sugars are considered non-member business.

Crab Creek was formed in fiscal 2003 under the laws of the State of Minnesota, and on September 8, 2003, acquired the control of a sugarbeet processing facility and the related marketing allocations associated with such facility (See Note 18).

On April 24, 2003, the Company acquired an additional five percent ownership interest in ProGold, effective May 1, 2003, resulting in an increase in the Company’s ownership in ProGold to 51 percent.  Due to the Company’s resulting controlling ownership interest in ProGold, effective May 1, 2003, the Company began to include ProGold in its consolidated financial statements.  The financial statements for prior periods have not been restated and therefore do not include consolidated data pertaining to ProGold prior to May 1, 2003.

All material inter-company transactions have been eliminated.

Revenue Recognition

Revenue from the sale of sugar, agri-products and seed is recorded when the product is shipped to the customer.  Operating lease revenue is recognized as earned ratably over the term of the lease.

Operating Lease

ProGold owns a corn wet milling facility which it leases under an operating lease.  Payments are to be received monthly under the lease, which runs through December 31, 2007.  The lease contains provisions for extension or modification of the lease terms at the end of the lease period.  The lease also contains provisions for increased payments to be received during the lease period related to the facility’s profitability and capital additions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  At times, such investments may be in excess of the applicable insurance limit.

Accounts Receivable and Credit Policies

The Company grants credit, individually and through its marketing cooperatives, to its customers, which are primarily companies in the food processing industry located throughout the United States.

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 15 to 90 days from the invoice date.  The receivables are non-interest bearing.  Trade receivables are stated at the amount billed to the customer.  Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Ongoing credit evaluations of customers’ financial condition are performed and the Company maintains a reserve for potential credit losses.  The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

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

Net Property and Equipment Held for Lease

Net property and equipment held for lease are stated at cost.  Depreciation on assets placed in service is provided using the straight-line method over the estimated useful lives of the individual assets, ranging from 5 to 40 years.

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

Related Parties

The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United); Midwest Agri-Commodities Company (Midwest); and Crystech, LLC (Crystech).

Investments

Investments in CoBank, ACB are stated at cost plus unredeemed patronage refunds received in the form of capital stock.  Investments in marketing cooperatives and Crystech are accounted for using the equity method.

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

Unit Retains - The bylaws authorize the Company’s Board of Directors to require additional direct capital investments by members in the form of a variable unit retain per ton of up to a maximum of 10 percent of the weighted average gross per ton beet payment.  All refunds and retirements of unit retains must be approved by the Board of Directors.

Equity Retention – The Payment-In-Kind (PIK) Certificate Purchase Agreement authorizes the Company to require additional direct capital investments by members participating in the PIK program. The amount of the equity contribution is calculated per hundredweight of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year’s sugarbeet crop.  All refunds and retirements of equity retains must be approved by the Board of Directors.

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

Retained Earnings (Accumulated Deficit) - Retained earnings represents the cumulative net income/(loss) resulting from non-member business and the difference between member income as determined for financial reporting purposes and federal income tax reporting purposes.

Interest Expense, Net

The Company earns patronage dividends from CoBank, ACB based on the Company’s share of the net income earned by the bank.  These patronage dividends are applied against interest expense.

Income Taxes

The Company is a non-exempt cooperative for federal income tax purposes.  As such, the Company is subject to corporate income taxes on its net income from non-member sources.  The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting. The Company also has various temporary differences between financial and income tax reporting, most notably of which is depreciation.

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

Shipping and Handling Costs

The costs incurred in the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations. Shipping and handling costs were $100.2 million, $96.9 million and $113.1 million for the years ended August 31, 2003, 2002 and 2001, respectively.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation. These reclassifications had no effect on previously reported results of operations or Members’ Investments.

(2) RECEIVABLES:

The Company did not have any customer that accounted for 10 percent or more of total receivables as of August 31, 2003.  The Company had a major customer that accounted for approximately 10.3 percent of total receivables as of August 31, 2002.

(3) INVENTORIES:

The major components of inventories as of August 31, 2003 and 2002 are as follows:

(In Thousands)	2003	2002
Refined Sugar, Pulp, Molasses, other Agri-Products and Sugarbeet Seed	$111,259	$97,693
Maintenance Parts and Supplies	19,722	17,963
Total Inventories	$130,981	$115,656

(4) PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.1 million, $ .7 million and $ .8 million in 2003, 2002 and 2001, respectively.  Construction period interest capitalized was $ .3 million, $ .1 million and $ .3 million in 2003, 2002 and 2001, respectively. Depreciation expense was $44.0 million, $38.9 million and $38.6 million for the years ended August 31, 2003, 2002 and 2001, respectively. The Company had outstanding commitments totaling $3.9 million as of August 31, 2003 for equipment and construction contracts related to various capital projects.

(5) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 59 percent ownership interest and a 25 percent voting interest in United.  The investment is accounted for using the equity method.  All sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $4.5 million and $10.9 million as of August 31, 2003 and 2002, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.0 million, $1.3 million and $1.3 million for services provided during 2003, 2002 and 2001, respectively.

The Company has a 65 percent ownership interest and a 33 1/3 percent voting interest in Midwest.  The investment is accounted for using the equity method.  All sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances (from) Midwest of $(1.4) million and $( .4) million as of August 31, 2003 and 2002, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2003, Midwest had outstanding short-term debt with CoBank, ACB of $2.3 million, of which $1.6 million was guaranteed by the Company.

(6) SIDNEY SUGARS INCORPORATED:

On October 7, 2002, the Company, through Sidney Sugars, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities for a purchase price of approximately $35.2 million.

The facility located in Hereford, Texas was idle at the time of the acquisition and will remain idle while the facility is held for sale.  The facility located in Torrington, Wyoming has been leased, on a long-term basis, to another sugar producer.  The lease payments due under the long-term lease are nominal.  Sidney Sugars operates the facility located at Sidney, Montana.

As part of the transaction, the Company acquired the rights to marketing allocations equal to approximately 4.8 percent of the total allocation for the domestic sugarbeet segment.  A portion of these marketing allocations are being used to market the sugar produced at the Sidney, Montana facility.  Any excess allocations are available to the Company.  The sugar produced by Sidney Sugars is marketed through United Sugars Corporation while the agri-products produced are marketed through Midwest Agri-Commodities Company.

(7) PROGOLD LIMITED LIABILITY COMPANY:

On April 24, 2003, the Company acquired Minn-Dak Farmer Cooperative’s (Minn-Dak) five percent ownership interest in ProGold for $10.3 million, effective May 1, 2003.  This acquisition results in an increase in the Company’s ownership in ProGold to 51 percent, while Golden Growers Cooperative continues to own 49 percent.

Due to the Company’s resulting controlling ownership interest in ProGold, effective May 1, 2003, the Company began to include ProGold in its consolidated financial statements.  Following is summary financial information for ProGold prior to consolidation:

(In Thousands)	August 31, 2002
Current Assets	$2,513
Long-Term Assets	189,745
Total Assets	$192,258

Current Liabilities	$751
Long-Term Liabilities	108,789
Total Liabilities	109,540
Members’ Equity	82,718
Total Liabilities and Members’ Equity	$192,258

(In Thousands)	For the Eight Months Ended April 30, 2003	For the Year Ended August 31, 2002	For the Year Ended August 31, 2001
Rental Revenue on Operating Lease	$17,026	$26,302	$26,709
Expenses	12,751	20,402	22,567
Net Income	$4,275	$5,900	$4,142

(8) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2007.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. The components of Property and Equipment Held for Lease as of August 31, 2003 are shown below:

(In Thousands)
Land and Land Improvements	$7,762
Buildings	40,855
Equipment	197,888
Construction in Progress	464
Less Accumulated Depreciation	(76,523)

Net Property and Equipment Held for Lease	$170,446

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)

2004	$23,452
2005	23,452
2006	23,452
2007	23,452
2008	8,093

$101,901

(9) CRYSTECH, LLC:

Crystech is a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota, sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota, and Moorhead, Minnesota, sugar factories.  The Company controls 50 percent of Crystech and accounts for its investment using the equity method.

The Company has a 12-year tolling services agreement with Crystech whereby the Company pays for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company.  The tolling agreement may be terminated by the Company if the specified plant performance is not achieved and maintained.

During fiscal 2003, the $13.9 million of outstanding notes receivable issued to the Company from Crystech were converted into Preferred Equity.  On a cumulative basis, the Company receives an annual allocation of Crystech’s net income equal to 7.5 percent of the initial value of the Preferred Equity contribution or approximately $1.0 million.  Interest income related to the previously outstanding notes totaled approximately $1.0 million in 2002 and 2001.  The Company also had outstanding payables to Crystech of approximately $3.2 million and $2.7 million as of August 31, 2003 and 2002, respectively, related to the tolling services agreement.  Following is summary financial information for Crystech:

As of August 31, (In Thousands)	2003	2002
Current Assets	$3,286	$2,982
Long-Term Assets	56,293	68,783
Total Assets	$59,579	$71,765

Current Liabilities	$9,222	$9,222
Long-Term Liabilities	33,787	59,979
Total Liabilities	43,009	69,201
Members’ Equity	16,570	2,564
Total Liabilities and Members’ Equity	$59,579	$71,765

For the Years Ended August 31, (In Thousands)	2003	2002	2001
Revenue	$23,070	$22,519	$24,052
Operating Expenses	16,890	16,812	17,349
Other Expenses	5,036	5,937	6,821
Net Income/(Loss)	$1,144	$(230)	$(118)

(10) SEGMENT REPORTING:

The Company has identified two reportable segments: Sugar and Leasing.  The sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The leasing segment is engaged in the leasing of a corn wet milling plant used in the production of high-fructose corn syrup sweetener.  The segments are managed separately.  There are no intersegment sales.  The leasing segment has a major customer that accounts for all of that segment’s revenue.

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2003
	(In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$820,606	$8,640	$—	$829,246
Gross Proceeds	$533,756	$4,659	$—	$538,415

Depreciation and Amortization	$44,687	$3,667	$—	$48,354
Interest Income	$1,519	$1	$—	$1,520
Interest Expense	$14,582	$2,289	$—	$16,871
Income from Equity Method Investees	$6,062	$—	$(1,189)	$4,873
Other Income/(Expense), Net	$4,523	$—	$(1,189)	$3,334
Net Proceeds	$361,902	$2,332	$(2,332)	$361,902

Capital Expenditures	$46,783	$400	$—	$47,183

	As of August 31, 2003
	(In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Property and Equipment, Net	$342,807	$5	$—	$342,812
Assets Held for Lease, Net	$—	$170,446	$—	$170,446
Segment Assets	$672,718	$182,591	$(45,558)	$809,751

The Company had only one reportable segment, Sugar, for the years ended August 31, 2002 and 2001.

(11) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2003 and 2002, is summarized below:

(In Thousands)	2003	2002
Term Loans from CoBank, ACB, due in varying amounts through 2008, interest at fixed rates of 6.97% to 8.58%, with senior lien on substantially all non-current assets,	$181,800	$101,300
Term Loans from Insurance Companies, due in varying amounts from 2010 through 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	68,333	50,000
Term Loan from the Bank of North Dakota, due in equal amounts through 2009, interest at a fixed rate of 6.34%, unsecured	4,800	5,600
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2018, interest at fixed rates of 3.90% to 5.40% and a varying rate of 1.10% as of August 31, 2003, substantially secured by letters of credit	43,271	43,516
Total Long-Term Debt	298,204	200,416
Less Current Maturities	(11,282)	(18,045)
Long-Term Debt, Net of Current Maturities	$286,922	$182,371

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2004	$11,282
2005	29,932
2006	32,947
2007	32,962
2008	32,977

As of August 31, 2003, the unused portion of the term loan line of credit with CoBank, ACB, was $30.1 million.

The short-term debt outstanding as of August 31, 2003 and 2002, is summarized below:

(In Thousands)	2003	2002
Commercial Paper, at a fixed interest rate of 1.25%, due 09/12/03	$49,989	$—
CoBank, ACB, at a fixed interest rate of 2.53%, due 09/05/02	—	7,000
Total Short-Term Debt	$49,989	$7,000

During the year ended August 31, 2003, the Company borrowed from CoBank, ACB, and issued commercial paper to meet its short-term borrowing requirements.  As of August 31, 2003, the Company had available short-term lines of credit totaling $236.0 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2003 and 2002, follow:

(In Thousands, Except Interest Rates)	2003	2002
Maximum Borrowings	$195,433	$189,830
Average Borrowing Levels	$113,142	$96,292
Average Interest Rates	1.84%	2.77%

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

Interest paid, net of amounts capitalized, was $17.3 million, $15.0 million and $21.1 million for the years ended August 31, 2003, 2002 and 2001, respectively.

The Company had outstanding letters of credit totaling $47.7 million as of August 31, 2003.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Long-Term Debt - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $309.8 million in comparison to the carrying value of $298.2 million.

Investments in CoBank, ACB, Investments in Marketing Cooperatives, and Investments in Crystech, LLC - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

(13) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2003, 2002 and 2001:

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
August 31, 2003	$76.77	600,000	498,570
August 31, 2002	$76.77	600,000	498,570
August 31, 2001	$76.77	600,000	498,570

Common Stock:
August 31, 2003	$10.00	4,000	2,995
August 31, 2002	$10.00	4,000	3,035
August 31, 2001	$10.00	4,000	3,134

Related to the 1997 stock offering, the Company received $5.2 million, $5.8 million and $6.2 million from the sale of stock during the years ended August 31, 2003, 2002 and 2001, respectively.  The remaining $4.0 million is to be received in 2004.

(14) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2003, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has a non-qualified supplemental executive retirement plan for certain employees.

The Company has a medical plan and a Medicare supplement plan which are available to substantially all the Company retirees.  The costs of these plans are shared by the Company and plan participants.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2003, 2002 and 2001:

Components of Net Periodic Pension Cost (In Thousands)	2003	2002	2001
Service Cost	$2,271	$1,978	$1,872
Interest Cost	5,718	5,407	5,167
Expected Return on Plan Assets	(5,416)	(5,773)	(5,879)
Multiple Employer Adjustment	(96)	(81)	(111)
Special Termination Benefits	—	—	779
Curtailment Loss	—	—	29
Amortization of Net Transition Assets	(124)	(300)	(296)
Amortization of Prior Service Costs	544	501	506
Amortization of Net (Gain) Loss	862	207	60
Net Periodic Pension Cost	$3,759	$1,939	$2,127

Components of Net Periodic Post-Retirement Cost (In Thousands)	2003	2002	2001
Service Cost	$814	$705	$517
Interest Cost	1,457	1,312	1,013
Special Termination Benefits	—	—	151
Amortization of Net (Gain) Loss	20	(68)	(274)
Net Periodic Post-Retirement Cost	$2,291	$1,949	$1,407

For measurement purposes, a 12.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2004.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, a 15.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004.  The rate is assumed to decline to 6.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$496	$(388)
Effect on the accumulated post-retirement benefit obligation	$5,681	$(3,883)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2003 and 2002 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2003 and 2002:

	Pension		Post-Retirement
(In Thousands)	2003	2002	2003	2002
Change in Benefit Obligation
Obligation at the Beginning of the Year	$78,339	$71,616	$18,556	$17,257
Service Cost	2,271	1,978	781	705
Interest Cost	5,718	5,407	1,432	1,312
Plan Participant Contributions	—	—	645	707
Acquisitions	—	—	500	—
Amendments	—	680	—	—
Actuarial (Gain)/Loss	16,548	2,380	10,597	(164)
Benefits Paid	(3,897)	(3,722)	(971)	(1,261)
Obligation at the End of the Year	$98,979	$78,339	$31,540	$18,556

Change in Plan Assets
Fair Value at the Beginning of the Year	$65,771	$65,095	$—	$—
Actual Return on Plan Assets	(2,906)	(4,396)	—	—
Plan Participant Contributions	—	—	645	707
Employer Contributions	15,024	8,794	326	554
Benefits Paid	(3,897)	(3,722)	(971)	(1,261)
Fair Value at the End of the Year	$73,992	$65,771	$—	$—

Funded Status
Funded Status as of August 31,	$(24,987)	$(12,568)	$(31,540)	$(18,556)
Unrecognized Net Transition Asset	(145)	(269)	—	—
Unrecognized Actuarial Loss/(Gain)	43,126	19,118	9,171	(1,347)
Unrecognized Prior Service Cost	2,279	2,823	—	—
Adjustment for Multiple Employer Plan	(348)	—	—	—
Net Amount Recognized	$19,925	$9,104	$(22,369)	$(19,903)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$10,713	$9,781	$—	$—
Accrued Benefit Liability	(3,451)	(2,911)	(22,369)	(19,903)
Intangible Asset	763	917	—	—
Accumulated Other Comprehensive Loss	11,900	1,317	—	—
Net Amount Recognized	$19,925	$9,104	$(22,369)	$(19,903)

Change in Additional Minimum Liability (for the current year)

2003
Other Comprehensive Loss	$10,583
Intangible Asset Decrease	$(154)
Accrued Pension Liability Increase	$10,429

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2003	2002	2003	2002
Discount Rate	6.17%	7.50%	6.17%	7.50%
Expected Return on Plan Assets	8.25%	8.50%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	4.0%	N/A	N/A

Long-Term Incentive Plans

During 2001, the 1995 Long-Term Incentive Plan was terminated and all contract rights were cancelled.

The 1999 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is related to the value of preferred shares of the Company as determined by the Board of Directors.  In fiscal 2003, 246.82 contract rights were granted at a stated value of $1,750 per contract right or a total stated value of $431,942.  In fiscal 2003, the Board of Directors increased the value of the 1,109.78 contract rights issued prior to fiscal 2003 from $1,500 to $1,750 per contract right, for a total increase in the stated value of $277,445.  As of August 31, 2003, there were 1,356.6 rights, at a stated value of $2.4 million, issued and outstanding, 758.08 of which were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.6 million, $1.5 million and $1.5 million for the years ended August 31, 2003, 2002 and 2001, respectively.

(15) PAYMENT-IN-KIND PROGRAM:

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

(16) INCOME TAXES:

Total income tax payments (refunds) were $(15,710), $(15,400), and $(300) in the years ended August 31, 2003, 2002 and 2001, respectively.

As of August 31, 2003, the Company had accumulated approximately $25.8 million of net operating loss carry-forwards for income tax reporting purposes.  The net operating loss carry-forwards expire in the years 2013 through 2022.  The Company’s net deferred tax liability as of August 31, 2003 and 2002 is reflected below.

(In Thousands)	2003	2002
Deferred Tax Assets related to non- patronage source loss carry-forward	$10,140	$10,320
Deferred Tax Liability related to non-patronage source temporary differences	12,340	12,420

Net Deferred Tax Liability	$2,200	$2,100

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2003, 2002 and 2001 is shown below.

	2003	2002	2001
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(41.2)%	(41.2)%	(41.2)%
Other, net	0.3%	0.3%	0.3%
Effective tax rate	0.1%	0.1%	0.1%

(17) ENVIRONMENTAL MATTERS:

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

The Company received a Notice of Violation from the State of Minnesota on April 5, 2001, for alleged violations of the Minnesota hydrogen sulfide standard, performance test reporting requirements and air emission permit requirements at the Crookston, Moorhead and East Grand Forks factories.  On August 5, 2003, the Company and the Minnesota Pollution Control Agency (MPCA) entered into a stipulation agreement with regard to this matter.  This agreement required the Company, among other conditions, to pay penalties in the amount of $117,000. The Company has implemented a hydrogen sulfide remediation plan at a total estimated cost of $5.0 million, of which $2.0 million was spent in 2003 and the remaining $3.0 million to be spent in 2004.

On May 21, 2003, Sidney Sugars received an Enforcement Action for Air Quality Violation letter from the Montana Department of Environmental Quality for alleged violations of allowed particulate emissions at the Sidney, Montana facility. Sidney Sugars is currently involved in negotiations with the Montana Department of Environmental Quality with the intent of concluding a stipulation agreement with regard to the alleged violation and the related penalties of approximately $84,000. Management believes it will negotiate a satisfactory resolution and that the outcome should not have a material adverse effect on the Company’s financial position. The seller of the Sidney, Montana factory is required to indemnify Sidney Sugars for any amounts that may be payable for this action.

The Company is currently conducting an environmental remediation plan at its Moorhead and Crookston, Minnesota, factories and at its Drayton, North Dakota factory.  The total cost of this plan is approximately $2.4 million of which $ .5 million was recognized in fiscal 2003 and $1.9 million was recognized in fiscal 2002.

(18) SUBSEQUENT EVENT:

On September 8, 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC), certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington sugarbeet factory for a purchase price of approximately $6.8 million.  To accomplish this outcome, Crab Creek entered into various leasing arrangements with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake facility.  In connection with this acquisition, the USDA transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake facility.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2003

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.5	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.6	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

10.7	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.9	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.11	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.12	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.13	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.14	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.15	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.17	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.18	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.19	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10K for the year ended August 31, 2000

10.20	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10K for the year ended August 31, 2001

10.21	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.22	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.23	Retirement Plan A Restatement	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.24	Retirement Plan B Restatement	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10K for the year ended August 31, 2002

10.25	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.26	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.27	Growers’ Contract (Annual Contract) for crop year 2003.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.28	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

+10.29	2003 Sugarbeet Delivery Agreement between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.32 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.30	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Filed herewith electronically

10.31	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+                                         Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.