Form 10-Q
period 2003-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2004-01-14
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2003

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 7, 2004
$10 Par Value	2,990

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets
(Unaudited)
(Dollars in Thousands)

ASSETS

	November 30		August 31, 2003*
	2003	2002
Current Assets:
Cash and Cash Equivalents	$846	$28	$859
Accounts Receivable:
Trade	65,662	60,404	64,056
Members	2,582	2,631	3,993
Other	3,617	3,764	4,403
Advances to Related Parties	9,070	7,022	4,891
Inventories	530,179	407,554	130,981
Prepaid Expenses	6,133	5,553	7,062

Total Current Assets	618,089	486,956	216,245

Property and Equipment:
Land	39,518	36,095	39,393
Buildings	90,206	88,854	90,181
Equipment	795,917	775,108	794,416
Construction-in-Progress	4,646	6,942	4,989
Less: Accumulated Depreciation	(596,521)	(559,619)	(586,167)

Net Property and Equipment	333,766	347,380	342,812

Net Property and Equipment Held for Lease	167,932	—	170,446

Other Assets:
Investments in CoBank, ACB	20,618	15,089	21,685
Investments in Marketing Cooperatives	5,186	2,594	6,166
Investments in ProGold Limited Liability Company	—	41,516	—
Investments in Crystech, LLC	15,597	1,358	15,330
Notes Receivable - Crystech, LLC	—	13,905	—
Other Assets	48,109	30,550	37,067

Total Other Assets	89,510	105,012	80,248

Total Assets	$1,209,297	$939,348	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets
(Unaudited)
(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	November 30		August 31, 2003*
	2003	2002
Current Liabilities:
Short-Term Debt	$247,332	$194,751	$49,989
Current Maturities of Long-Term Debt	21,067	18,045	11,282
Accounts Payable	26,189	26,824	23,192
Advances Due to Related Parties	8,836	8,597	4,604
Accrued Continuing Costs (see note 3)	42,131	25,841	—
Other Current Liabilities	21,248	18,133	18,710
Amounts Due Growers	207,851	160,958	58,896

Total Current Liabilities	574,654	453,149	166,673

Long-Term Debt, Net of Current Maturities	273,648	182,371	286,922

Accrued Employee Benefits	32,165	28,547	31,053

Other Liabilities	10,593	3,475	10,988

Total Liabilities	891,060	667,542	495,636

Minority Interest in ProGold Limited Liability Company	44,581	—	43,769

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	30	30
Additional Paid-in Capital	150,446	145,455	148,238
Unit Retains	125,246	124,057	125,409
Equity Retention	2,718	2,731	2,719
Accumulated Other Comprehensive Income/(Loss)	(11,900)	(1,317)	(11,900)
Retained Earnings/(Deficit)	(31,159)	(37,425)	(32,425)

Total Members’ Investments	273,656	271,806	270,346

Total Liabilities and Members’ Investments	$1,209,297	$939,348	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands)

	For the Three Months Ended November 30
	2003	2002

Net Revenue	$230,204	$201,211
Cost of Product Sold	(7,014)	39,459

Gross Proceeds	237,218	161,752

Selling, General & Administrative Expenses	42,899	39,791
Accrued Continuing Costs (see Note 3)	42,131	25,841

Operating Proceeds	152,188	96,120

Other Income/(Expense)
Interest Income	117	430
Interest Expense	(4,910)	(3,482)
Other, Net	96	718
Other (Expense)	(4,697)	(2,334)

Proceeds before Minority Interest and Income Tax Expense	147,491	93,786

Minority Interest	(812)	—

Income Tax (Expense)/Benefit	—	—
Net Proceeds Resulting from Member and Non-Member Business	$146,679	$93,786

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$1,266	$799
Unit Retains Declared to Members	—	—
Net Credit to Members’ Investments	1,266	799
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	145,413	92,987

Total	$146,679	$93,786

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	For the Three Months Ended November 30
	2003	2002
Cash Provided By/(Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$146,679	$93,786
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	(145,413)	(92,987)
Add/(Deduct) Non-Cash Items:
Depreciation and Amortization	17,789	14,250
(Income) from Equity Method Investees	(293)	(549)
Loss on the Disposition of Property and Equipment	294	37
Deferred Gain Recognition	(49)	(49)
Minority Interest in ProGold Limited Liability Company	812	—
Changes in Assets and Liabilities:
Receivables	592	(428)
Inventories	(399,198)	(291,059)
Prepaid Expenses	929	178
Long-Term Prepaid Pension Expense	(5,431)	809
Advances To/Due to Related Parties	53	9,819
Accounts Payable	2,996	8,661
Accrued Continuing Costs	42,131	25,841
Other Liabilities	3,255	3,315
Amounts Due Growers	148,956	81,711
Net Cash (Used In) Operations	(185,898)	(146,665)

Cash Provided By/(Used In) Investing Activities:
Purchases of Property and Equipment	(5,049)	(6,625)
Purchases of Property and Equipment Held for Lease	(256)	—
Proceeds from the Sale of Property and Equipment	21	11
Equity Refund from CoBank, ACB	1,067	341
Investments in Marketing Cooperatives	1,049	(463)
Acquisition by Sidney Sugars Incorporated	—	(35,184)
Acquisition by Crab Creek Sugar Company	(5,763)	—
Changes in Other Assets	(96)	(1,500)
Net Cash (Used In) Investing Activities	(9,027)	(43,420)

Cash Provided By/(Used In) Financing Activities:
Net Proceeds from/(Payments on) Short-Term Debt	197,343	187,751
Long-Term Debt Repayment	(4,476)	—
Proceeds from Issuance of Stock	2,209	2,386
Payment of Unit Retains & Equity Retention	(164)	(46)
Net Cash Provided by Financing Activities	194,912	190,091

Increase/(Decrease) In Cash and Cash Equivalents	(13)	6
Cash and Cash Equivalents, Beginning of Year	859	22
Cash and Cash Equivalents, End of Period	$846	$28

Non-Cash Investing and Financing Activities: A note payable in the amount of $969,000 was issued in connection with the acquisition by Crab Creek Sugar Company.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

Note 1:  Basis of Presentation

The unaudited consolidated financial statements of American Crystal Sugar Company (the Company) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The Company’s consolidated financial statements are comprised of American Crystal Sugar Company, its wholly-owned subsidiaries Sidney Sugars Incorporated (Sidney Sugars) and Crab Creek Sugar Company (Crab Creek), and ProGold Limited Liability Company (ProGold), a limited liability company in which the Company holds a 51 percent ownership interest.

Sidney Sugars was formed in fiscal 2003 under the laws of the State of Minnesota, and on October 7, 2002, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities.  Activities associated with Sidney Sugars are considered non-member business.

Crab Creek was formed in fiscal 2003 under the laws of the State of Minnesota, and on September 8, 2003, acquired the control of a sugarbeet processing facility and the related marketing allocations associated with such facility (See Note 8).

Effective May 1, 2003, the Company acquired an additional five percent ownership interest in ProGold, resulting in an increase in the Company’s ownership in ProGold to 51 percent.  Due to the Company’s resulting controlling ownership interest in ProGold, effective May 1, 2003, the Company began to include ProGold in its consolidated financial statements.  The financial statements for prior periods have not been restated and therefore do not include consolidated data pertaining to ProGold prior to May 1, 2003.

All material inter-company transactions have been eliminated.

The operating results for the three month period ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ended August 31, 2004.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2003 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2003 Sidney sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report for the year ended August 31, 2003.

Certain reclassifications have been made to the November 30, 2002 consolidated financial statements to conform with the November 30, 2003 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	11/30/03	11/30/02	8/31/03
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$214,986	$139,365	$111,259
Unprocessed Sugarbeets	296,611	249,305	—
Maintenance Parts & Supplies	18,582	18,884	19,722

Total Inventories	$530,179	$407,554	$130,981

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts & supplies and beet seed inventories are valued at the lower of average cost or market.

Note 3:  Accrued Continuing Costs

For interim reporting, the Net Proceeds from Member Business is based on the forecasted gross beet payment and the percentage of the tons of sugarbeets processed to the total estimated tons of sugarbeets to process for a given crop year.  The Net Proceeds from the operations of Sidney Sugars is based on the forecasted net income for the fiscal year and the percentage of the tons of non-member sugarbeets processed to the total estimated tons of non-member sugarbeets to process for a given fiscal year.

Accrued continuing costs represent the difference between the Net Proceeds as determined above and actual member business crop year and Sidney Sugars fiscal year revenues realized and expenses incurred through the end of the reporting period.  Accrued continuing costs are reflected in the Consolidated Financial Statements as a cost on the Consolidated Statements of Operations and as a current liability on the Consolidated Balance Sheets.

Note 4:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
January 7, 2004	$76.77	600,000	498,570
November 30, 2003	$76.77	600,000	498,570
August 31, 2003	$76.77	600,000	498,570
November 30, 2002	$76.77	600,000	498,570

Common Stock:
January 7, 2004	$10.00	4,000	2,990
November 30, 2003	$10.00	4,000	2,995
August 31, 2003	$10.00	4,000	2,995
November 30, 2002	$10.00	4,000	3,033

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $3.4 million and $3.7 million for the three months ended November 30, 2003 and 2002, respectively.

Note 6:  Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $225 million.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of November 30, 2003, the Company had outstanding commercial paper of $197.3 million at an average interest rate of 1.26% and maturity dates between December 1, 2003 and May 20, 2004.  The Company also had $40.0 million of outstanding short-term debt with CoBank, ACB at an average interest rate of 2.12% with a maturity date of December 5, 2003.  In addition, the Company had an outstanding non-recourse loan with the CCC of $10.0 million, against which 438,000 hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 2.25% and a maturity date of August 31, 2004.

As of November 30, 2002, the Company had outstanding commercial paper of $148.8 million at an average interest rate of 1.74% and maturity dates between December 2, 2002 and May 30, 2003.  The Company also had $46.0 million of outstanding short-term debt with CoBank, ACB at an average interest rate of 2.45% and maturity dates between December 6, 2002 and December 13, 2002.

Note 7:  Segment Reporting

The Company has identified two reportable segments: Sugar and Leasing.  The sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The leasing segment is engaged in the leasing of a corn wet milling plant used in the production of high-fructose corn syrup sweetener.  The segments are managed separately.  There are no inter-segment sales.  The leasing segment has a major customer that accounts for all of that segment’s revenue.

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2003 is shown below:

	For the Three Months Ended November 30, 2003
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$223,769	$6,435	$—	$230,204
Gross Proceeds	$233,771	$3,447	$—	$237,218
Depreciation and Amortization	$15,038	$2,751	$—	$17,789
Interest Income	$115	$2	$—	$117
Interest Expense	$3,167	$1,743	$—	$4,910
Income from Equity Method Investees	$1,138	$—	$(845)	$293
Other Income/(Expense), Net	$966	$(25)	$(845)	$96
Net Proceeds	$146,679	$1,657	$(1,657)	$146,679

Capital Expenditures	$5,049	$256	$—	$5,305

	As of November 30, 2003
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Property and Equipment, Net	$333,762	$4	$—	$333,766
Assets Held for Lease, Net	$—	$167,932	$—	$167,932
Identifiable Assets	$1,075,666	$180,032	$(46,401)	$1,209,297

The Company had only one reportable segment, Sugar, for the three months ended November 30, 2002.

Note 8:  Crab Creek Sugar Company

On September 8, 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC), certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington sugarbeet factory for a purchase price of approximately $6.7 million.  To accomplish this outcome, Crab Creek entered into various arrangements with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake facility.  In connection with this acquisition, the USDA transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake facility.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2003 and 2002

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2003 Form 10-K.

Comparison of the Three Months Ended November 30, 2003 and 2002

Revenue for the three months ended November 30, 2003, was $230.2 million, an increase of $29.0 million from the same period last year.  Revenue from total sugar sales increased 10.2 percent due to a 9.2 percent increase in the hundredweight sold and a .9 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 29.1 percent due to a 27.1 percent increase in the volume of pulp tons sold and a 1.6 percent increase in the average selling price per ton.  Revenue from molasses sales increased 138.0 percent due to a 158.8 percent increase in the volume of molasses sold, partially offset by an 8.1 percent decrease in the average selling price per ton.  The increase in the volume of products sold was due primarily to the additional sales associated with the production at the Sidney, Montana factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 20.0 percent due to a 17.3 percent decrease in the average selling price per ton and a 2.8 percent decrease in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $6.4 million.

Cost of product sold for the three months ended November 30, 2003, exclusive of payments to members for sugarbeets, decreased $46.5 million as compared to the same period last year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) was $21.4 million for the three months ended November 30, 2003, an increase of $8.2 million from the same period last year.  Direct processing costs for sugar and pulp increased 38.2 percent.  This was due to harvesting 15.7 percent more sugarbeets and processing 41.7 percent more sugarbeets than in fiscal 2002.  The increase in sugarbeets processed was primarily due the delay of the 2002 Red River Valley crop campaign startup because of adverse planting and growing conditions which slowed the maturity of the crop.  Higher natural gas prices this year also added to the increase in processing costs.  Fixed and committed expenses increased 9.9 percent reflecting higher chemical, coal and limerock costs for wastewater treatment and increased costs related to the operations of Sidney Sugars.  The change in product inventories impacted the cost of product sold favorably by $62.0 million. The value for sugar inventories as of November 30, 2003, increased compared to the prior year due to a higher inventory level partially offset by a lower net realizable value per hundredweight. The cost associated with sugar purchased to meet customer needs decreased $13.2 million due to no delay in the startup of the 2003 crop campaign.  The delayed startup last year resulted in the requirement to purchase additional sugar to service customers during the delay.  Costs related to ProGold were $3.0 million.  Costs related to Crab Creek Sugar were $ .3 million.  The resulting negative cost of product sold amount for the three months ended November 30, 2003 was due to the amount recognized from the valuation of product inventories at net realizable value exceeding costs incurred.

Selling, general and administrative expenses for the three months ended November 30, 2003, increased $3.1 million as compared to the same period last year.  Selling expenses increased $2.9 million primarily due to the increase in the volume of sugar sold along with increased warehousing costs and additional costs related to Sidney Sugars.  General and Administrative costs were up $ .2 million this year due to general cost increases.

Interest income for the three months ended November 30, 2003, decreased $ .3 million when compared to the same period last year. This was primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense for the three months ended November 30, 2003, increased $1.4 million when compared to the same period last year.  This was the result of the consolidation of ProGold and increased average borrowing levels for short-term and long-term debt, partially offset by lower long-term and short-term interest rates.

Non-member business activities resulted in a gain of $1.3 million for the three months ended November 30, 2003, as compared to a gain of $ .8 million for the same period last year.  The gain in both years was due primarily to activities related to Sidney Sugars partially offset by the activities related to the investment in ProGold.

Regional and Bilateral Free Trade Agreements

The United States Government is pursuing an aggressive agenda on international trade.  It has reached preliminary agreement on the terms of the Central American Free Trade Agreement with several Central American countries and negotiations are continuing for new free trade agreements with a number of additional countries and regions that are major producers of sugar.  The Company believes these agreements, if they are entered into and approved, could negatively impact the Company’s profitability.  The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Central American Free Trade Agreement; the Australian Free Trade Agreement and the South African Customs Union Free Trade Agreement.  Many of the countries included in these agreements are major sugar producers and exporters.  If reductions in sugar tariffs are included in these agreements, eventually excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to attempt to manage the situation.  The Company and the sugar industry intend to continue to focus a great deal of attention on trade issues in the future.

Environmental Matters

On May 21, 2003, Sidney Sugars received an Enforcement Action for Air Quality Violation letter from the Montana Department of Environmental Quality for alleged violations of allowed particulate emissions at the Sidney, Montana facility.  On December 5, 2003, the Montana Department of Environmental Quality and Sidney Sugars entered into an Administrative Order on Consent (Consent Order) resolving this matter.  The Consent Order, among of matters, requires Sidney Sugars to pay an administrative civil penalty of $52,104.  The seller of the Sidney, Montana factory has agreed to indemnify Sidney Sugars for any amounts that are payable for this action.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has a long-term debt commitment with CoBank, ACB of $208.3 million, of which $177.8 million was outstanding as of November 30, 2003.  In addition, the Company had long-term debt outstanding, as of November 30, 2003, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $17.8 million from a private placement of Senior Notes that occurred in January of 2003; $43.3 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds, a term loan with Bank of North Dakota of $4.8 million and note payable of   $1.0 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million, of which $40.0 million was outstanding as of November 30, 2003, and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $197.3 million was outstanding as of November 30, 2003.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also had an outstanding non-recourse loan with the CCC, as of November 30, 2003, of $10.0 million, against which 438,000 hundredweight of sugar was pledged as collateral.

The changes that have occurred in the Company’s financial statements from August 31, 2003 to November 30, 2003 were primarily due to normal business seasonality and the acquisition activities related to Crab Creek.  The first three months of the Company’s fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, the final payments to growers for sugarbeets delivered from the previous year’s crop and the initial payments to growers for sugarbeets delivered from the current year’s crop.  The cash used in operations of $185.9 million and investing activities of $9.0 million was funded primarily through the cash provided by the proceeds from short-term debt.  The net cash provided by financing activities of $194.9 million was primarily comprised of the net proceeds from short-term debt of $197.3 million and proceeds from the installment sale of stock of $2.2 million partially offset by the repayment of long-term debt of $4.5 million.

Working capital has decreased $6.2 million from $49.6 million at the beginning of the year to $43.4 million as of November 30, 2003 primarily due to additional short-term debt, increases in payables and an increase in amounts due growers partially offset by increased inventories.  All of which are primarily related to the commencement of the processing campaign.  Working capital as of November 30, 2003 was $43.4 million, an increase of $9.6 million when compared to $33.8 million of working capital as of November 30, 2002.  The lower level of working capital as of November 30, 2002 was primarily due to the delayed processing campaign start-up last year.

Capital expenditures for the three months ended November 30, 2003 were $5.3 million.  Capital expenditures for the same period in 2002 were $22.4 million which included $15.8 million related to the acquisition of property and equipment by Sidney Sugars.  The Company had outstanding commitments totaling $3.2 million as of November 30, 2003 for equipment and construction contracts related to various capital projects.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

On September 8, 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC),

certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington sugarbeet factory for a purchase price of approximately $6.7 million.  To accomplish this outcome, Crab Creek entered into various arrangements with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake facility.  In connection with this acquisition, the USDA transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake facility.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934) as of November 30, 2003.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2003 with its shareholders from the five geographical districts where the Company’s factories are located.

At the Moorhead Factory District Meeting held on November 11, 2003, Richard Borgen was re-elected as a Director, receiving 77 of the 87 votes cast with two abstentions.  His three-year term expires in December 2006.  Michael A. Astrup and David J. Kragnes will continue as Directors for the Moorhead Factory District.

At the Hillsboro Factory District Meeting held on November 11, 2003, Francis L. Kritzberger was re-elected as a Director, receiving 68 of the 69 votes cast.  His three-year term expires in December 2006.  Jerry D. Bitker and Jeff McInnes will continue as Directors for the Hillsboro Factory District.

At the Drayton Factory District Meeting held on November 12, 2003, Neil Widner was re-elected as a Director, receiving 155 of the 155 votes cast with one abstention and one spoiled ballot.  His three-year term expires in December 2006.  Patrick D. Mahar and Robert Vivatson will continue as Directors for the Drayton Factory District.

At the Crookston Factory District Meeting held on November 13, 2003, Lonn M. Kiel was re-elected as a Director, receiving 80 of the 80 votes cast.  His three-year term expires in December 2006.  Ronald E. Reitmeier and Jim A. Ross will continue as Directors for the Crookston Factory District.

At the East Grand Forks Factory District Meeting held on November 13, 2003, John Gudajtes was elected as a Director, replacing Paul J. Driscoll, whose term expires in December 2003.  Mr. Gudajtes received 110 of the 198 votes cast with one abstention.  His three-year term expires in December 2006. Mr. Gudajtes has been farming in the East Grand Forks area since 1967 and is the President of the John & Susan Gudajtes Farms.  Mr. Gudajtes is also the owner of Quality Bean of Minto, North Dakota.  Mr. Gudajtes has been the President of the Walsh County Historical Society for two years.  G. Terry Stadstad and Curtis Haugen will continue as Directors for the East Grand Forks Factory District.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.5	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.6	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

10.7	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.9	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.11	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.12	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.13	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.14	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.15	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.17	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.18	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.19	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.20	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2001

10.21	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.22	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.23	Retirement Plan A Restatement	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2002

10.24	Retirement Plan B Restatement	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2002

10.25	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.26	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.27	Growers’ Contract (Annual Contract) for crop year 2003.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.28	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

+10.29	2003 Sugarbeet Delivery Agreement between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.32 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.30	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.31	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.32	Seasonal Loan Agreement between the Registrant and CoBank, ACB dated November 7, 2003	Filed herewith electronically

10.33	Amendments to Registrant’s Senior Note Purchase Agreements dated November 26, 2003	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+                      Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during this quarter.

(i)                                     Current Report on Form 8-K, dated September 29, 2003, under item 5 stating that the Company, through its wholly-owned subsidiary, Crab Creek Sugar Company, had completed the acquisition of all of the assets of Pacific Northwest Sugar Company, LLC (“PNSC”) and the control of the sugar production assets associated with the Moses Lake, Washington sugarbeet factory previously operated by PNSC.  Under item 9, the Company stated that it had announced to its shareholders in a letter dated September 29, 2003, that the Company does not intend to operate the Moses Lake facility and that the marketing allocations associated with the Moses Lake facility will allow more sugarbeets to be planted in the Red River Valley than would have otherwise been the case. Also under item 9, in the same letter, the Company announced that the gross beet payment for the 2002 crop is currently estimated to increase approximately $2.70 from $38.00 to $40.70 per average ton of sugarbeets.  The actual gross beet payment for the 2002 crop may differ from the current estimate based on the final, year-end financial statements, which have not yet been finalized.

(ii)                                  Current Report on Form 8-K, dated November 5, 2003, under item 9 stating that the Company announced to its shareholders on November 5, 2003 that the final gross beet payment for the 2002 crop was $40.70 per average ton of sugarbeets.  The Company also announced a projected gross beet payment for the 2003 crop of $43.00 per average ton of sugarbeets.  The actual gross beet payment for the 2003 crop will necessarily differ from the current estimate to reflect actual crop statistics, Company operations, and selling prices for the Company’s products during fiscal year 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 14, 2004	/s/ Brian Ingulsrud
Brian Ingulsrud
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer