Form 10-Q
period 2004-02-29
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2004-04-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 29, 2004

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 7, 2004
$10 Par Value	2,996

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	February 29, 2004	February 28, 2003	August 31, 2003*
Current Assets:
Cash and Cash Equivalents	$629	$25	$859
Accounts Receivable:
Trade	90,446	59,102	64,056
Members	—	—	3,993
Other	2,358	2,033	4,403
Advances to Related Parties	3,417	6,845	4,891
Inventories	456,961	376,487	130,981
Prepaid Expenses	5,428	4,931	7,062

Total Current Assets	559,239	449,423	216,245

Property and Equipment:
Land	40,105	36,877	39,393
Buildings	91,438	88,430	90,181
Equipment	794,676	777,908	794,416
Construction-in-Progress	5,594	7,163	4,989
Less: Accumulated Depreciation	(607,986)	(573,096)	(586,167)

Net Property and Equipment	323,827	337,282	342,812

Net Property and Equipment Held for Lease	165,478	—	170,446

Other Assets:
Investments in CoBank, ACB	19,552	14,748	21,685
Investments in Marketing Cooperatives	5,240	2,674	6,166
Investments in ProGold Limited Liability Company	—	42,062	—
Investments in Crystech, LLC	15,863	1,314	15,330
Notes Receivable - Crystech, LLC	—	13,905	—
Other Assets	45,740	27,485	37,067

Total Other Assets	86,395	102,188	80,248

Total Assets	$1,134,939	$888,893	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	February 29, 2004	February 28, 2003	August 31, 2003*
Current Liabilities:
Short-Term Debt	$217,855	$143,230	$49,989
Current Maturities of Long-Term Debt	21,067	20,664	11,282
Accounts Payable	20,320	20,903	23,192
Advances Due to Related Parties	9,577	9,264	4,604
Accrued Continuing Costs (see note 3)	59,195	63,714	—
Other Current Liabilities	20,855	17,343	18,710
Amounts Due Growers	175,771	128,733	58,896

Total Current Liabilities	524,640	403,851	166,673

Long-Term Debt, Net of Current Maturities	261,144	192,714	286,922

Accrued Employee Benefits	32,916	29,330	31,053

Other Liabilities	10,206	3,478	10,988

Total Liabilities	828,906	629,373	495,636

Minority Interest in ProGold Limited Liability Company	45,427	—	43,769

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	30	30	30
Additional Paid-in Capital	152,261	147,960	148,238
Unit Retains	109,022	108,149	125,409
Equity Retention	2,717	2,723	2,719
Accumulated Other Comprehensive Income/(Loss)	(11,900)	(1,317)	(11,900)
Retained Earnings/(Deficit)	(29,799)	(36,300)	(32,425)

Total Members’ Investments	260,606	259,520	270,346

Total Liabilities and Members’ Investments	$1,134,939	$888,893	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from Audited Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net Revenue	$472,076	$393,058	$241,872	$191,847
Cost of Product Sold	5,322	19,495	12,336	(19,964)

Gross Proceeds	466,754	373,563	229,536	211,811

Selling, General & Administrative Expenses	90,667	79,976	47,768	40,185
Accrued Continuing Costs (see note 3)	59,195	63,714	17,064	37,873

Operating Proceeds	316,892	229,873	164,704	133,753

Other Income/(Expense)
Interest Income	125	790	8	360
Interest Expense	(10,333)	(7,584)	(5,423)	(4,102)
Other, Net	641	1,479	545	761
Other (Expense)	(9,567)	(5,315)	(4,870)	(2,981)

Proceeds before Minority Interest and Income Tax Expense	307,325	224,558	159,834	130,772

Minority Interest	(1,658)	—	(846)	—

Income Tax (Expense)/Benefit	(5)	6	(5)	6
Net Proceeds Resulting from Member and Non-Member Business	$305,662	$224,564	158,983	130,778

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$2,626	$1,924	$1,360	$1,125
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	2,626	1,924	1,360	1,125
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	303,036	222,640	157,623	129,653

Total	$305,662	$224,564	$158,983	$130,778

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars In Thousands)

	For the Six Months Ended
	February 29, 2004	February 28, 2003

Cash Provided By/(Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$305,662	$224,564
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	(303,036)	(222,640)
Add/(Deduct) Non-Cash Items:
Depreciation and Amortization	35,430	28,996
(Income) from Equity Method Investees	(571)	(1,149)
Loss on the Disposition of Property and Equipment	390	159
Deferred Gain Recognition	(99)	(99)
Minority Interest in ProGold Limited Liability Company	1,658	—
Changes in Assets and Liabilities:
Receivables	(20,351)	5,236
Inventories	(325,980)	(259,993)
Prepaid Expenses	1,634	801
Long-Term Prepaid Pension Expense	(8,712)	1,617
Advances To/Due to Related Parties	6,446	10,663
Accounts Payable	(2,872)	2,741
Accrued Continuing Costs	59,195	63,714
Other Liabilities	3,260	3,312
Amounts Due Growers	116,875	49,487
Net Cash (Used In) Operations	(131,071)	(92,591)

Cash Provided By/(Used In) Investing Activities:
Purchases of Property and Equipment	(9,115)	(10,593)
Purchases of Property and Equipment Held for Lease	(550)	—
Proceeds from the Sale of Property and Equipment	39	91
Equity Refund from CoBank, ACB	2,133	682
Investments in Marketing Cooperatives	1,049	(463)
Acquistion by Sidney Sugars Incorporated	—	(35,184)
Acquisition by Crab Creek Sugar Company	(5,763)	—
Changes in Other Assets	4,545	(60)
Net Cash (Used In) Investing Activities	(7,662)	(45,527)

Cash Provided By/(Used In) Financing Activities:
Net Proceeds from/(Payments on) Short-Term Debt	167,866	136,230
Proceeds from Issuance of Long-Term Debt	—	31,000
Long-Term Debt Repayment	(16,997)	(18,038)
Proceeds from Issuance of Stock	4,023	4,891
Payment of Unit Retains & Equity Retention	(16,389)	(15,962)
Net Cash Provided by Financing Activities	138,503	138,121

Increase (Decrease) In Cash and Cash Equivalents	(230)	3
Cash and Cash Equivalents, Beginning of Year	859	22

Cash and Cash Equivalents, End of Period	$629	$25

Non-Cash Investing and Financing Activities: In September 2003, a note payable in the amount of $969,000 was issued in connection with the acquisition by Crab Creek Sugar Company.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

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

Crab Creek was formed in fiscal 2003 under the laws of the State of Minnesota, and on September 8, 2003, acquired the control of a sugarbeet processing facility and the related marketing allocations associated with such facility (See Note 7).

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

The operating results for the six month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ended August 31, 2004.

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

Certain reclassifications have been made to the February 28, 2003 consolidated financial statements to conform with the February 29, 2004 presentation.

Note 2:   Inventories

The major components of inventories are as follows (In Thousands):

	02/29/04	02/28/03	8/31/03
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$312,836	$258,079	$111,259
Unprocessed Sugarbeets	126,603	101,047	—
Maintenance Parts & Supplies	17,522	17,361	19,722

Total Inventories	$456,961	$376,487	$130,981

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

Note 4:   Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
April 7, 2004	$76.77	600,000	498,570
February 29, 2004	$76.77	600,000	498,570
August 31, 2003	$76.77	600,000	498,570
February 28, 2003	$76.77	600,000	498,570

Common Stock:
April 7, 2004	$10.00	4,000	2,996
February 29, 2004	$10.00	4,000	2,971
August 31, 2003	$10.00	4,000	2,995
February 28, 2003	$10.00	4,000	3,008

Note 5:   Interest Paid

Interest paid, net of amounts capitalized, was $8.9 million and $8.8 million for the six months ended February 29, 2004 and February 28, 2003, respectively.

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

As of February 29, 2004, the Company had outstanding commercial paper of $194.9 million at an average interest rate of 1.34% and maturity dates between March 1, 2004 and May 28, 2004.  In addition, the Company had an outstanding non-recourse loan with the CCC of $23.0 million, against which one million hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 1.99% and a maturity date of August 31, 2004.  The Company had no outstanding short-term debt with CoBank, ACB as of February 29, 2004.

As of February 28, 2003, the Company had outstanding commercial paper of $143.2 million at an average interest rate of 2.02% and maturity dates between March 3, 2003 and June 9, 2003.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of February 28, 2003.

Note 7:   Crab Creek Sugar Company

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

Note 8:   Segment Reporting

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 29, 2004 is shown below:

	For the Six Months Ended February 29, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$459,167	$12,909	$—	$472,076
Gross Proceeds	$459,825	$6,929	$—	$466,754
Depreciation and Amortization	$29,922	$5,508	$—	$35,430
Interest Income	$122	$3	$—	$125
Interest Expense	$6,855	$3,478	$—	$10,333
Income from Equity Method Investees	$2,296	$—	$(1,725)	$571
Other Income/(Expense), Net	$2,391	$(25)	$(1,725)	$641
Net Proceeds	$305,662	$3,383	$(3,383)	$305,662

Capital Expenditures	$9,115	$550	$—	$9,665

	For the Three Months Ended February 29, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$235,398	$6,474	$—	$241,872
Gross Proceeds	$226,054	$3,482	$—	$229,536
Depreciation and Amortization	$14,884	$2,757	$—	$17,641
Interest Income	$7	$1	$—	$8
Interest Expense	$3,688	$1,735	$—	$5,423
Income from Equity Method Investees	$1,158	$—	$(880)	$278
Other Income/(Expense), Net	$1,425	$—	$(880)	$545
Net Proceeds	$158,983	$1,726	$(1,726)	$158,983

Capital Expenditures	$4,066	$294	$—	$4,360

	As of February 29, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Property and Equipment, Net	$323,824	$3	$—	$323,827
Assets Held for Lease, Net	$—	$165,478	$—	$165,478
Identifiable Assets	$1,004,930	$177,290	$(47,281)	$1,134,939

The Company had only one reportable segment, Sugar, for the six months and three months ended February 28, 2003.

Note 9:   Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits.  Such amendment requires additional disclosures to interim and annual financial statements which are effective for the interim period ending May 31, 2004, but does not change the recognition requirements related to pensions and postretirement benefits.  Management is reviewing this pronouncement to determine its impact on the disclosures in the interim and annual financial statements, but does not expect the implementation of this pronouncement to have a significant impact on the interim or annual financial statements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months and Three Months Ended February 29, 2004 and February 28, 2003

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2003 Form 10-K.

Comparison of the Six Months Ended February 29, 2004 and February 28, 2003

Revenue for the six months ended February 29, 2004, was $472.1 million, an increase of $79.0 million from the same period last year.  Revenue from total sugar sales increased 18.1 percent due to a 18.6 percent increase in the hundredweight sold partially offset by a .4 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased 4.7 percent due to a 7.4 percent decrease in the volume of pulp tons sold partially offset by a 3.0 percent increase in the average selling price per ton.  Revenue from molasses sales increased 118.3 percent due to a 135.0 percent increase in the volume of molasses sold, partially offset by a 7.1 percent decrease in the average selling price per ton.  The increase in the volume of products sold was due primarily to the additional sales associated with the larger crop in the Red River Valley and production at the Sidney, Montana factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 12.9 percent due to a 16.0 percent decrease in the average selling price per ton partially offset by a 3.7 percent increase in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $12.9 million.

Cost of product sold for the six months ended February 29, 2004, exclusive of payments to members for sugarbeets, decreased $14.2 million as compared to the same period last year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) was $43.8 million for the six months ended February 29, 2004, an increase of $12.4 million when compared to the same period last year.  Direct processing costs for sugar and pulp increased 22.5 percent.  This was primarily due to harvesting 15.7 percent more sugarbeets and processing 18.0 percent more sugarbeets than in fiscal 2003.  The increase in sugarbeets processed this year was primarily due to the delay last year of the 2002 Red River Valley crop processing campaign startup because of adverse planting and growing conditions which slowed the maturity of the crop.  Increased processing costs resulted from higher prices for natural gas and major supplies, increased major supplies usage and higher labor costs.  Fixed and committed expenses increased 8.4 percent reflecting higher costs for wastewater treatment and increased costs related to the operations of Sidney Sugars.  The change in product inventories impacted the cost of product sold favorably by $40.7 million. The value for sugar inventories as of February 29, 2004 increased compared to the prior year due to a higher inventory level partially offset by a lower net realizable value per hundredweight. The cost associated with purchased sugar decreased by $13.7 million due to no delay in the startup of the 2003 crop campaign.  The delayed startup last year resulted in the requirement to purchase additional sugar to service customers during the delay.  Costs related to ProGold were $6.0 million.  Costs related to Crab Creek Sugar were $ .7 million.

Selling, general and administrative expenses for the six months ended February 29, 2004, increased $10.7 million as compared to the same period last year.  Selling expenses increased $8.8 million primarily due to the increase in the volume of sugar sold along with higher warehousing costs and additional costs related to Sidney Sugars.  General and Administrative costs increased $1.9 million due in part to higher employee benefit costs along with other general cost increases.

Interest income for the six months ended February 29, 2004, decreased $ .7 million when compared to the same period last year. This was primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense for the six months ended February 29, 2004, increased $2.7 million as compared to the same period last year. This was the result of the consolidation of ProGold along with increased average borrowing levels for short-term and long-term debt, partially offset by lower long-term and short-term interest rates.

Non-member business activities resulted in a gain of $2.6 million for the six months ended February 29, 2004, as compared to a gain of $1.9 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to the investment in ProGold.

Comparison of the Three Months Ended February 29, 2004 and February 28, 2003

Revenue for the three months ended February 29, 2004, was $241.9 million, an increase of $50.0 million from the same period last year.  Revenue from total sugar sales increased 26.9 percent due to a 29.0 percent increase in the hundredweight sold partially offset by a 1.7 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased 21.3 percent due to a 24.6 percent decrease in the volume of pulp tons sold partially offset by a 4.3 percent increase in the average selling price per ton.  Revenue from molasses sales increased 103.3 percent due to a 117.4 percent increase in the volume of molasses sold, partially offset by a 6.5 percent decrease in the average selling price per ton.  The increase in the volume of products sold was due primarily to the additional sales associated with the larger crop in the Red River Valley and the production at the Sidney, Montana factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 7.2 percent due to a 14.8 percent decrease in the average selling price per ton partially offset by an 8.9 percent increase in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $6.5 million for the three months ended February 29, 2004.

Cost of product sold for the three months ended February 29, 2004, exclusive of payments to members for sugarbeets, increased $32.3 million as compared to the same period last year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) was $22.4 million for the three months ended February 29, 2004 an increase of $4.2 million when compared to the same period last year.  Direct processing costs for sugar and pulp increased 10.7 percent.  Increased processing costs resulted form higher prices for natural gas and major supplies, increased major supplies usage and higher labor costs.  Costs also increased due to processing 1.3 percent more sugarbeets in the three months ended February 29, 2004, than for the same period last year.  Fixed and committed expenses increased 6.9 percent reflecting higher chemical, coal and limerock costs for wastewater treatment.  The change in product inventories impacted the cost of product sold unfavorably by $21.2 million due primarily to a decrease in sugar inventories. The cost associated with purchased sugar decreased by $ .5 million due primarily to lower sales volume.  Costs related to ProGold were $3.0 million.  Costs related to Crab Creek Sugar were $ .4 million.

Selling, general and administrative expenses for the three months ended February 29, 2004 increased $7.6 million as compared to the same period last year.  Selling expenses increased $5.8 million primarily due to the increase in the volume of sugar sold along with increased warehousing costs.  General and Administrative costs increased $1.8 million due in part to higher employee benefit costs along with other general cost increases.

Interest income for the three months ended February 29, 2004 decreased $ .4 million when compared to the same period last year. This was primarily due to a lower average balance of investments and slightly lower interest rates.

Interest expense increased $1.3 million for the three months ended February 29, 2004, as compared to the same period last year. This was the result of the consolidation of ProGold and increased average borrowing levels for short-term and long-term debt, partially offset by lower long-term and short-term interest rates.

Non-member business activities resulted in a gain of $1.4 million for the three months ended February 29, 2004, as compared to a gain of $1.1 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to the investment in ProGold.

Regional and Bilateral Free Trade Agreements

The United States Government is pursuing an aggressive agenda on international trade.  It has negotiated the terms of the Central American Free Trade Agreement and the Australian Free Trade Agreement.  Both countries and/or regions are major producers of sugar.  Several other bilateral and regional trade agreements are being negotiated or considered by the Bush Administration.  Many of the countries included in these agreements are major sugar producers and exporters.  If reductions in sugar tariffs are included in these agreements, eventually excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The impact of the various trade agreements on the Company can not be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented.  It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders.  The magnitude of the impact can not be determined at this time.

Environmental Matters

On May 21, 2003, Sidney Sugars received an Enforcement Action for Air Quality Violation letter from the Montana Department of Environmental Quality for alleged violations of allowed particulate emissions at the Sidney, Montana facility.  On December 5, 2003, the Montana Department of Environmental Quality and Sidney Sugars entered into an Administrative Order on Consent (Consent Order) resolving this matter.  The Consent Order, among of matters, required Sidney Sugars to pay an administrative civil penalty of $52,104.  The seller of the Sidney, Montana factory has indemnified Sidney Sugars for the amounts that were payable for this action.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has a long-term debt commitment with CoBank, ACB of $204.4 million, of which $166.8 million was outstanding as of February 29, 2004.  In addition, the Company had long-term debt outstanding, as of February 29, 2004, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $17.1 million from a private placement of Senior Notes that occurred in January of 2003; $43.3 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds, a term loan with Bank of North Dakota of $4.0 million and note payable of $1.0 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million, of which there was no outstanding balance as of February 29, 2004, and a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $194.9 million was outstanding as of

February 29, 2004.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also had an outstanding non-recourse loan with the CCC, as of February 29, 2004, of $23.0 million, against which one million hundredweight of sugar was pledged as collateral.

The changes that have occurred in the Company’s financial statements from August 31, 2003 to February 29, 2004 were primarily due to normal business seasonality and the acquisition activities related to Crab Creek.  The first six months of the Company’s fiscal year includes the completion of the sugarbeet harvest, start of the processing campaign, the final payments to growers for sugarbeets delivered from the previous year’s crop and the initial payments to growers for sugarbeets delivered from the current year’s crop.  The cash used in operations of $131.1 million and investing activities of $7.7 million was funded primarily through the cash provided by the proceeds from short-term debt.  The net cash provided by financing activities of $138.5 million was primarily comprised of the net proceeds from short-term debt of $167.9 million and proceeds from the installment sale of stock of $4.0 million partially offset by the repayment of long-term debt of $17.0 million and the payment of unit retains of $16.4 million.

Working capital has decreased $15.0 million from $49.6 million at the beginning of the year to $34.6 million as of February 29, 2004 primarily due to additional short-term debt, increases in payables and an increase in amounts due growers partially offset by increased inventories.  All of which are primarily related to the commencement of the processing campaign.  Working capital as of February 29, 2004 was $34.6 million, a decrease of $11.0 million when compared to $45.6 million of working capital as of February 28, 2003.  The lower level of working capital as of February 29, 2004 was primarily due to increased amounts due growers and higher short-term debt partially offset by increased inventories and accounts receivable.

Capital expenditures for the six months ended February 29, 2004 were $9.7 million.  Capital expenditures for the same period in 2003 were $26.4 million which included $15.8 million related to the acquisition of property and equipment by Sidney Sugars.  The Company had outstanding commitments totaling $5.0 million as of February 29, 2004 for equipment and construction contracts related to various capital projects.

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934) as of February 29, 2004.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Trademark License Agreement between Registrant and United Sugars Corporation, dated November 1, 1993	Incorporated by reference to Exhibit 10(l) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.4	Administrative Services Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(w) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.5	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.6	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

10.7	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.9	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.11	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.12	Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.13	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.14	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.15	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.16	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.17	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.18	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.19	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.20	Addendum to Master Agreement between the Registrant and Bakery, Confectionery, Tobacco Workers & Grain Millers AFL-CIO, CLC dated July 10, 2001	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2001

10.21	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.22	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.23	Retirement Plan A Restatement	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2002

10.24	Retirement Plan B Restatement	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2002

10.25	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.26	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.27	Growers’ Contract (Annual Contract) for crop year 2003.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.28	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

+10.29	2003 Sugarbeet Delivery Agreement between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.32 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.30	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.31	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.32	Seasonal Loan Agreement between the Registrant and CoBank, ACB dated November 7, 2003	Incorporated by reference to Exhibit 10.32 from the Company’s Form 10-Q for the quarter ended November 30, 2003

10.33	Amendments to Registrant’s Senior Note Purchase Agreements dated November 26, 2003	Incorporated by reference to Exhibit 10.33 from the Company’s Form 10-Q for the quarter ended November 30, 2003

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2004	/s/ Joseph Talley
Joseph Talley
Vice President - Finance,
Chief Financial Officer
Duly Authorized Officer