Form 10-Q
period 2004-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2004-07-15
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2004

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 6, 2004
$10 Par Value	2,912

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	May 31		August 31, 2003*
	2004	2003
Current Assets:
Cash and Cash Equivalents	$766	$998	$859
Accounts Receivable:
Trade	78,945	51,025	64,056
Members	4,752	4,209	3,993
Other	2,521	5,952	4,403
Advances to Related Parties	9,806	15,450	4,891
Inventories	333,916	286,488	130,981
Prepaid Expenses	5,676	5,056	7,062

Total Current Assets	436,382	369,178	216,245

Property and Equipment:
Land	40,105	37,653	39,393
Buildings	91,481	88,652	90,181
Equipment	795,446	780,446	794,416
Construction-in-Progress	10,289	9,577	4,989
Less: Accumulated Depreciation	(619,536)	(584,482)	(586,167)

Net Property and Equipment	317,785	331,846	342,812

Net Property and Equipment Held for Lease	163,085	173,004	170,446

Other Assets:
Investments in CoBank, ACB	19,581	22,751	21,685
Investments in Marketing Cooperatives	5,287	2,966	6,166
Investments in Crystech, LLC	16,130	1,269	15,330
Notes Receivable - Crystech, LLC	—	13,905	—
Other Assets	47,889	49,573	37,067

Total Other Assets	88,887	90,464	80,248

Total Assets	$1,006,139	$964,492	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	May 31		August 31, 2003*
	2004	2003
Current Liabilities:
Short-Term Debt	$192,000	$157,242	$49,989
Current Maturities of Long-Term Debt	21,082	20,917	11,282
Accounts Payable	14,203	10,929	23,192
Advances Due to Related Parties	9,270	7,191	4,604
Accrued Continuing Costs (see note 3)	75,741	70,073	—
Other Current Liabilities	21,215	19,522	18,710
Amounts Due Growers	65,937	52,141	58,896

Total Current Liabilities	399,448	338,015	166,673

Long-Term Debt, Net of Current Maturities	256,173	282,240	286,922

Accrued Employee Benefits	33,324	30,061	31,053

Other Liabilities	9,810	11,414	10,988

Total Liabilities	698,755	661,730	495,636

Minority Interest in ProGold Limited Liability Company	46,590	42,962	43,769

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	30	30
Additional Paid-in Capital	152,261	148,237	148,238
Unit Retains	108,844	108,010	125,409
Equity Retention	2,714	2,721	2,719
Accumulated Other Comprehensive Income/(Loss)	(11,900)	(1,317)	(11,900)
Retained Earnings/(Deficit)	(29,429)	(36,156)	(32,425)

Total Members’ Investments	260,794	259,800	270,346

Total Liabilities and Members’ Investments	$1,006,139	$964,492	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2004	2003	2004	2003

Net Revenue	$746,603	$614,796	$274,527	$221,738
Cost of Product Sold	77,129	81,855	71,807	62,360

Gross Proceeds	669,474	532,941	202,720	159,378

Selling, General & Administrative Expenses	139,052	119,920	48,385	39,944
Accrued Continuing Costs (see note 3)	75,741	70,073	16,546	6,359

Operating Proceeds	454,681	342,948	137,789	113,075

Other Income/(Expense)
Interest Income	158	1,128	33	338
Interest Expense	(14,767)	(11,440)	(4,434)	(3,856)
Other, Net	1,077	2,210	436	731
Other (Expense)	(13,532)	(8,102)	(3,965)	(2,787)

Proceeds before Minority Interest and Income Tax Expense	441,149	334,846	133,824	110,288

Minority Interest	(2,821)	(335)	(1,163)	(335)

Income Tax (Expense)	(92)	(8)	(87)	(14)
Net Proceeds Resulting from Member and Non-Member Business	$438,236	$334,503	$132,574	$109,939

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$2,995	$2,068	$369	$144
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	2,995	2,068	369	144
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	435,241	332,435	132,205	109,795

Total	$438,236	$334,503	$132,574	$109,939

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars In Thousands)

	For the Nine Months Ended May 31
	2004	2003
Cash Provided By/(Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$438,236	$334,503
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	(435,241)	(332,435)
Add/(Deduct) Non-Cash Items:
Depreciation and Amortization	51,041	42,596
(Income) from Equity Method Investees	(843)	(1,942)
Loss on the Disposition of Property and Equipment	317	312
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(542)	(276)
Deferred Gain Recognition	(148)	(148)
Minority Interest in ProGold Limited Liability Company	2,821	335
Changes in Assets and Liabilities:
Receivables	(13,766)	7,137
Inventories	(202,935)	(169,925)
Prepaid Expenses	1,386	773
Long-Term Prepaid Pension Expense	(11,892)	(12,175)
Advances To/Due to Related Parties	(249)	(14)
Accounts Payable	(8,989)	(7,232)
Accrued Continuing Costs	75,741	70,073
Other Liabilities	3,654	7,062
Amounts Due Growers	7,041	(27,105)
Net Cash (Used In) Operations	(94,368)	(88,461)

Cash Provided By/(Used In) Investing Activities:
Purchases of Property and Equipment	(14,944)	(17,201)
Purchases of Property and Equipment Held for Lease	(909)	(215)
Proceeds from the Sale of Property and Equipment	123	130
Equity Refund from CoBank, ACB	2,646	1,749
Investments in Marketing Cooperatives	1,049	(666)
Acquistion of Equity Interest in ProGold Limited Liability Company,Net of Cash Acquired	—	(9,766)
Acquistion by Sidney Sugars Incorporated	—	(35,185)
Acquisition by Crab Creek Sugar Company	(5,763)	—
Changes in Other Assets	4,581	43
Net Cash (Used In) Investing Activities	(13,217)	(61,111)

Cash Provided By/(Used In) Financing Activities:
Net Proceeds from/(Payments on) Short-Term Debt	142,011	150,242
Proceeds from Issuance of Long-Term Debt	—	31,000
Long-Term Debt Repayment	(21,971)	(19,759)
Proceeds from Issuance of Stock	4,022	5,168
Payment of Unit Retains & Equity Retention	(16,570)	(16,103)
Net Cash Provided by Financing Activities	107,492	150,548

Increase/(Decrease) In Cash and Cash Equivalents	(93)	976
Cash and Cash Equivalents, Beginning of Year	859	22

Cash and Cash Equivalents, End of Period	$766	$998

Non-Cash Investing and Financing Activities: In September 2003, a note payable in the amount of $969,000 was issued in connection with the acquisition by Crab Creek Sugar Company.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

MAY 31, 2004 AND 2003

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

The operating results for the nine month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended August 31, 2004.

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

Certain reclassifications have been made to the May 31, 2003 consolidated financial statements to conform with the May 31, 2004 presentation.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	05/31/04	05/31/03	8/31/03
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugar Beet Seed	$315,824	$268,283	$111,259
Unprocessed Sugarbeets	—	—	—
Maintenance Parts & Supplies	18,092	18,205	19,722

Total Inventories	$333,916	$286,488	$130,981

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

Note 4:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
July 6, 2004	$76.77	600,000	498,570
May 31, 2004	$76.77	600,000	498,570
August 31, 2003	$76.77	600,000	498,570
May 31, 2003	$76.77	600,000	498,570

Common Stock:
July 6, 2004	$10.00	4,000	2,912
May 31, 2004	$10.00	4,000	2,905
August 31, 2003	$10.00	4,000	2,995
May 31, 2003	$10.00	4,000	2,995

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $13.5 million and $10.3 million for the nine months ended May 31, 2004 and 2003, respectively.

Note 6:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the Nine Months and Three months ended May 31, 2004 and 2003:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Nine Months Ended May 31,		For the Three Months Ended May 31,
	2004	2003	2004	2003
Service Cost	$2,079	$1,744	$693	$610
Interest Cost	4,512	4,392	1,504	1,535
Expected Return on Plan Assets	(4,469)	(4,160)	(1,490)	(1,454)
Multiple Employer Adjustment	(257)	(74)	(86)	(26)
Amortization of Net Transition Assets	(93)	(95)	(31)	(33)
Amortization of Prior Service Costs	408	418	136	146
Amortization of Net (Gain) Loss	1,499	662	500	231
Net Periodic Pension Cost	$3,679	$2,887	$1,226	$1,009

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Nine Months Ended May 31,		For the Three Months Ended May 31,
	2004	2003	2004	2003
Service Cost	$840	$604	$280	$205
Interest Cost	1,322	1,082	441	368
Amortization of Net (Gain) Loss	342	15	114	5
Net Periodic Post-Retirement Cost	$2,504	$1,701	$835	$578

For the nine months ended May 31, 2004, the Company had made contributions of approximately $15.2 million related to pensions.  No additional amounts are expected to be contributed prior to the end of the current fiscal year.  The Company has made payments for Post-Retirement benefits of approximately $ .9 million for the nine months ended May 31, 2004 and expects total payments for the current fiscal year to be approximately $1.2 million.

Note 7: Short-Term Debt

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

As of May 31, 2004, the Company had outstanding commercial paper of $192.0 million at an average interest rate of 1.36% and maturity dates between June 1, 2004 and July 15, 2004.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of May 31, 2004.

As of May 31, 2003, the Company had outstanding commercial paper of $157.2 million at an average interest rate of 1.54% and maturity dates between June 2, 2003 and July 31, 2003.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of May 31, 2003.

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

Note 9: Segment Reporting

The Company has identified two reportable segments: Sugar and Leasing.  The sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The leasing segment is engaged in the leasing of a corn wet-milling plant used in the production of high-fructose corn syrup sweetener.  The segments are managed separately.  There are no inter-segment sales.  The leasing segment has a major customer that accounts for all of that segment’s revenue.

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2004 and 2003 is shown below:

	For the Nine Months Ended May 31, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$727,156	$19,447	$—	$746,603
Gross Proceeds	$659,001	$10,473	$—	$669,474
Depreciation and Amortization	$42,776	$8,265	$—	$51,041
Interest Income	$154	$4	$—	$158
Interest Expense	$10,143	$4,624	$—	$14,767
Income from Equity Method Investees	$3,779	$—	$(2,936)	$843
Other Income/(Expense), Net	$4,038	$(25)	$(2,936)	$1,077
Net Proceeds	$438,236	$5,758	$(5,758)	$438,236

Capital Expenditures	$14,944	$909	$—	$15,853

	For the Nine Months Ended May 31, 2003
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$612,521	$2,275	$—	$614,796
Gross Proceeds	$531,662	$1,279	$—	$532,941
Depreciation and Amortization	$41,679	$917	$—	$42,596
Interest Income	$1,128	$—	$—	$1,128
Interest Expense	$10,852	$588	$—	$11,440
Income from Equity Method Investees	$2,291	$—	$(349)	$1,942
Other Income/(Expense), Net	$2,559	$—	$(349)	$2,210
Net Proceeds	$334,503	$684	$(684)	$334,503

Capital Expenditures	$33,017	$215	$—	$33,232

	For the Three Months Ended May 31, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$267,989	$6,538	$—	$274,527
Gross Proceeds	$199,176	$3,544	$—	$202,720
Depreciation and Amortization	$12,854	$2,757	$—	$15,611
Interest Income	$32	$1	$—	$33
Interest Expense	$3,288	$1,146	$—	$4,434
Income from Equity Method Investees	$1,483	$—	$(1,211)	$272
Other Income/(Expense), Net	$1,647	$—	$(1,211)	$436
Net Proceeds	$132,574	$2,375	$(2,375)	$132,574

Capital Expenditures	$5,829	$359	$—	$6,188

	For the Three Months Ended May 31, 2003
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Net Revenue from External Customers	$219,463	$2,275	$—	$221,738
Gross Proceeds	$158,099	$1,279	$—	$159,378
Depreciation and Amortization	$12,683	$917	$—	$13,600
Interest Income	$338	$—	$—	$338
Interest Expense	$3,268	$588	$—	$3,856
Income from Equity Method Investees	$1,142	$—	$(349)	$793
Other Income/(Expense), Net	$1,080	$—	$(349)	$731
Net Proceeds	$109,939	$684	$(684)	$109,939

Capital Expenditures	$6,609	$215	$—	$6,824

	As of May 31, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Property and Equipment, Net	$317,782	$3	$—	$317,785
Assets Held for Lease, Net	$—	$163,085	$—	$163,085
Identifiable Assets	$879,253	$175,378	$(48,492)	$1,006,139

	As of May 31, 2003
	(Dollars In Thousands)
	Sugar	Leasing	Eliminations	Consolidated
Property and Equipment, Net	$331,839	$7	$—	$331,846
Assets Held for Lease, Net	$—	$173,004	$—	$173,004
Identifiable Assets	$823,962	$185,246	$(44,716)	$964,492

Note 10: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued FASB Staff Position (FSP) FAS-106-2, which provides accounting guidance related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  This FSP becomes effective for the Company on September 1, 2004.  The Company has a post-retirement plan for certain non-union employees that currently coordinates with Medicare’s medical coverage and provides tiered prescription drug coverage.  The Company has initially determined that the plan is not actuarially equivalent to Medicare Part D and therefore expects that the application of this FSP will have no material effect on the amounts recorded for post-retirement benefits.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months and Three Months Ended May 31, 2004 and 2003

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

Comparison of the Nine Months Ended May 31, 2004 and 2003

Revenue for the nine months ended May 31, 2004, was $746.6 million, an increase of $131.8 million from the same period last year.  Revenue from total sugar sales increased 19.7 percent due to a 19.8 percent increase in the hundredweight sold partially offset by a 0.1 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 17.0 percent due to a 14.6 percent increase in the volume of pulp tons sold and by a 2.1 percent increase in the average selling price per ton.  Revenue from molasses sales increased 74.6 percent due to an 85.1 percent increase in the volume of molasses sold, partially offset by a 5.7 percent decrease in the average selling price per ton.  The increase in the volume of products sold was due primarily to the additional sales associated with the larger crop in the Red River Valley and production at the Sidney, Montana factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 12.8 percent due to a 20.9 percent decrease in the average selling price per ton partially offset by a 10.3 percent increase in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $19.4 million as compared to $2.3 million last year.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.

Cost of product sold for the nine months ended May 31, 2004, exclusive of payments to members for sugarbeets, decreased $4.7 million as compared to the same period last year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) was $44.0 million for the nine months ended May 31, 2004, an increase of $12.8 million when compared to the same period last year.  Direct processing costs for sugar and pulp increased 18.1 percent.  This was primarily due to harvesting 15.8 percent more sugarbeets and processing 16.5 percent more sugarbeets than in fiscal 2003.  Increased processing costs were also the result of higher prices for natural gas, major supplies and higher labor costs.  Fixed and committed expenses increased 6.0 percent reflecting higher labor and benefit costs and increased costs related to the operations of Sidney Sugars.  The change in product inventories impacted the cost of product sold favorably by $34.4 million.  The value for sugar inventories as of May 31, 2004 increased compared to the prior year due to a higher inventory level partially offset by a lower net realizable value per hundredweight.  The cost associated with purchased sugar decreased by $2.9 million due to no delay in the startup of the 2003 crop campaign.  The delayed startup last year resulted in the requirement to purchase additional sugar to service customers during the delay.  Costs related to ProGold were $9.0 million as compared to $1.0 million last year.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.  Costs related to Crab Creek Sugar were $1.0 million.

Selling, general and administrative expenses for the nine months ended May 31, 2004, increased $19.1 million as compared to the same period last year.  Selling expenses increased $17.1 million primarily due to the increases in the volume of products sold.  General and Administrative costs increased $ 2.1 million due in part to higher employee benefit costs along with other general cost increases.

Interest income for the nine months ended May 31, 2004, decreased $ 1.0 million when compared to the same period last year.  This was primarily due to the conversion of the Note Receivable from Crystech into Preferred Equity, which occurred at the end of last year.

Interest expense for the nine months ended May 31, 2004, increased $ 3.3 million as compared to the same period last year.  This was the result of the consolidation of ProGold along with an increased average borrowing level for short-term debt, partially offset by lower long-term and short-term interest rates.

Non-member business activities resulted in a gain of $ 3.0 million for the nine months ended May 31, 2004, as compared to a gain of $ 2.1 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.

Comparison of the Three Months Ended May 31, 2004 and 2003

Revenue for the three months ended May 31, 2004, was $274.5 million, an increase of $52.8 million from the same period last year.  Revenue from total sugar sales increased 22.7 percent due to a 21.9 percent increase in the hundredweight sold and a 0.6 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 91.3 percent due to a 93.1 percent increase in the volume of pulp tons sold partially offset by a 0.9 percent decrease in the average selling price per ton.  Revenue from molasses sales increased 21.1 percent due to a 26.4 percent increase in the volume of molasses sold, partially offset by a 4.2 percent decrease in the average selling price per ton.  The increase in the volume of products sold was due primarily to the additional sales associated with the larger crop in the Red River Valley and the production at the Sidney, Montana factory.  Revenue from sales of CSB decreased 12.5 percent due to a 30.4 percent decrease in the average selling price per ton partially offset by a 25.7 percent increase in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $6.5 million and $2.3 million for the three months ended May 31, 2004 and 2003, respectively.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.

Cost of product sold for the three months ended May 31, 2004, exclusive of payments to members for sugarbeets, increased $ 9.4 million as compared to the same period last year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) was $ .2 million for the three months ended May 31, 2004 an increase of $ .4 million when compared to the same period last year.  Direct processing costs for sugar and pulp increased 9.3 percent.  Increased processing costs resulted form higher prices for natural gas, major supplies and higher labor costs.  Costs also increased due to processing 12.6 percent more sugarbeets in the three months ended May 31, 2004, than for the same period last year.  Fixed and committed expenses increased 1.7 percent reflecting higher labor and benefit costs and insurance costs.  The change in product inventories impacted the cost of product sold unfavorably by $6.2 million due primarily to decreases in sugar and pulp inventories.  The cost associated with purchased sugar decreased by $ .2 million due primarily to lower sales volume.  Costs related to ProGold were $3.0 million as compared to $1.0 million last year.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.  Costs related to Crab Creek Sugar were $ .3 million.

Selling, general and administrative expenses for the three months ended May 31, 2004 increased $ 8.4 million as compared to the same period last year.  Selling expenses increased $8.3 million primarily due to the increases in the volume of products sold.  General and Administrative costs increased $ ..1 million due in part to higher employee benefit costs along with other general cost increases.

Interest income for the three months ended May 31, 2004 decreased $ .3 million when compared to the same period last year.  This was primarily due to the conversion of the Note Receivable from Crystech into Preferred Equity, which occurred at the end of last year.

Interest expense increased $ .6 million for the three months ended May 31, 2004, as compared to the same period last year.  This was the result of the consolidation of ProGold and an increased average borrowing level for short-term debt, partially offset by lower long-term and short-term interest rates.

Non-member business activities resulted in a gain of $ .4 million for the three months ended May 31, 2004, as compared to a gain of $ .1 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.

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

Labor Contract Negotiations

Substantially all of the hourly employees at the Red River Valley factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by a collective bargaining agreement.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

The Company has entered into contract negotiations with the BCTGM with respect to the current agreement that expires on July 31, 2004.  The Company anticipates that it will be able to reach an agreement with the BCTGM prior to the expiration of the current agreement, but no assurances can be given that the terms of any contract entered into between the BCTGM and the Company will be favorable to the Company or that the Company will actually be able to enter into any agreement prior to the expiration of the current agreement.

Energy Prices

The prices paid by the company for energy related products, such as natural gas and coke, have recently increased significantly due to supply and demand imbalances.  The Company uses substantial amounts of these products in its manufacturing process.  The Company believes that the prices for energy related products will remain high and will very likely increase.  These higher prices may materially increase the cost of production of the Company thus impact the financial results of the Company.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the

Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has a long-term debt commitment with CoBank, ACB of $200.8 million, of which $162.8 million was outstanding as of May 31, 2004.  In addition, the Company had long-term debt outstanding, as of May 31, 2004, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $16.4 million from a private placement of Senior Notes that occurred in January of 2003; $43.0 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds, a term loan with Bank of North Dakota of $4.0 million and note payable of   $1.0 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million, of which there was no outstanding balance as of May 31, 2004, and a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $192.0 million was outstanding as of May 31, 2004.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company had no outstanding loans with the CCC, as of May 31, 2004.

The changes that have occurred in the Company’s financial statements from August 31, 2003 to May 31, 2004 were primarily due to normal business seasonality, the acquisition activities related to Crab Creek and pension plan contributions.  The first nine months of the Company’s fiscal year includes the completion of the sugarbeet harvest and the processing campaign, the final payments to growers for sugarbeets delivered from the previous year’s crop and the initial payments to growers for sugarbeets delivered from the current year’s crop.  The cash used in operations of $94.4 million and investing activities of $13.2 million was funded primarily through the cash provided by the proceeds from short-term debt.  The net cash provided by financing activities of $107.5 million was primarily comprised of the net proceeds from short-term debt of $142.0 million and proceeds from the installment sale of stock of $4.0 million partially offset by the repayment of long-term debt of $22.0 million and the payment of unit retains of $16.6 million.

Working capital has decreased $12.7 million from $49.6 million at the beginning of the year to $36.9 million as of May 31, 2004 primarily due to additional short-term debt, increased current maturities of long-term debt and an increase in amounts due growers partially offset by increased inventories and trade receivables, most of which are primarily due to normal business seasonality.  Working capital as of May 31, 2004 was $36.9 million, an increase of $5.7 million when compared to $31.2 million of working capital as of May 31, 2003.  The higher level of working capital as of May 31, 2004 was primarily due to increased inventories and accounts receivable partially offset by increased amounts due growers and higher short-term debt. These changes are primarily due to the larger crop this year and the resulting higher sugar production and grower beet payment.

Capital expenditures for the nine months ended May 31, 2004 were $15.9 million.  Capital expenditures for the same period in 2003 were $33.2 million which included $15.8 million related to the acquisition of property and equipment by Sidney Sugars.  The Company had outstanding commitments totaling $9.8 million as of May 31, 2004 for equipment and construction contracts related to various capital and maintenance projects.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934) as of May 31, 2004.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA or an agency under the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The Company does not anticipate that the decisions in these proceedings will result in the USDA reversing its current decisions on sugar marketing allocations and its past transfers of such sugar marketing allocations.  The outcome of any contested matter, however, is never certain and the eventual decision may result in a change in the current sugar marketing allocations.  In the event these proceedings are decided in a manner that reduces the Company’s sugar allocations, the amount of sugar the Company can produce and market may be adversely impacted.

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

(i)  Current Report on Form 8-K, dated March 29, 2004, under item 9 stating that the Company announced to its shareholders an increase in the projected gross beet payment for the 2003 crop.

The Company also announced that the Board of Directors has set the planting tolerance for the 2004 crop equal to 98 to 100 percent of stock acres.

The Company also announced its plans to discuss various trade agreements and their potential impact on the Company with its shareholders at spring factory district meetings.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 15, 2004	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer