Form 10-K
period 2004-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2004-11-24
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended
August 31, 2004

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

As of November 15, 2004, 2,873 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.                                        BUSINESS

GENERAL

The Company is a Minnesota agricultural cooperative corporation owned by approximately 3,000 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  The Company currently processes sugarbeets from a base level of approximately 500,000 acres in the Red River Valley (the Red River Valley Crop), subject to tolerances for over-planting and under-planting established by the Board of Directors each year.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as molasses, sugarbeet pulp and concentrated separated by-product (CSB), a by-product of the molasses desugarization process.

In October 2002, the Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars) acquired three sugarbeet processing facilities.  The Company processes the sugarbeets from approximately 40,000 acres grown by non-member growers (the Sidney Crop) at the Sidney, Montana, facility.  The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer and the Hereford, Texas, facility, which was idle at the time of the acquisition, and was sold in July 2004.  As part of the acquisition transaction by Sidney Sugars, the United States Department of Agriculture (USDA) transferred the rights to marketing allocations equal to approximately 4.8 percent of the total allocation for the domestic sugarbeet segment to the Company.  The Company uses a portion of these marketing allocations to market the sugar produced at the Sidney, Montana, facility from the Sidney Crop.  Excess allocations are used by the Company to market its sugar pursuant to an agreement between Sidney Sugars and the Company.

In September 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC), certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington sugarbeet factory for a purchase price of approximately $6.7 million.  In addition, Crab Creek entered into various contracts with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake facility.  In connection with this acquisition, the USDA transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake facility.

The Company is also the controlling member of ProGold Limited Liability Company, which owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated.  The Company and Newcourt Capital USA own Crystech, LLC which owns the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

The Company’s sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative, and United States Sugar Corporation.  Effective August 31, 2004, Southern Minnesota Beet Sugar Cooperative terminated its marketing agreement with United Sugars Corporation.  The Company’s agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company.  Midwest Agri-Commodities Company is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company (effective September 1, 2003).

The Company’s corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400.  Its fiscal year ends August 31.  The Company’s website is www.crystalsugar.com.   The Company’s filings with the United States Securities and Exchange Commission can be accessed by selecting “Links” on the Company’s website or electronic or paper copies can be obtained free of charge upon request.

Products and Production

The Company and Sidney Sugars are engaged primarily in the production and marketing of sugar from sugarbeets.  The Company also sells agri-products and sugarbeet seed.  The Company’s total annual sugar and agri-product production is influenced by the amount and quality of sugarbeets grown by its members and non-members, the processing capacity of the Company’s plants, by its ability to store harvested sugarbeets and by government programs and regulations.

The Company processes the sugarbeets grown by its members in its five factories located in the Red River Valley area of Minnesota and North Dakota.  The Red River Valley growing area is divided into five factory districts, each containing one sugarbeet processing plant.  Sidney Sugars processes the sugarbeets acquired from growers (who are not members of the Company) in its Sidney, Montana, factory.  The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, each of the Company’s factories operates twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.  In Sidney, Montana, the campaign also begins in September and lasts approximately 170 days.

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

Molasses that remains after the sugar crystals are initially separated can be further processed to remove more sugar.  The Company processes substantially all of the molasses produced at the Red River Valley factories to extract additional sugar, with approximately one-half of its molasses processed through its East Grand Forks molasses desugarization facility and the remaining one-half at the Hillsboro, North Dakota, desugarization facility.

The sugar produced by the Company and Sidney Sugars is pooled and then marketed through the services of a marketing agent under contract with the Company.  The sugar marketing agent, United Sugars Corporation, is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation.  Effective August 31, 2004, Southern Minnesota Beet Sugar Cooperative terminated its marketing agreement with United Sugars Corporation.

The sugar production process results in a variety of agri-products.  After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into animal feed.  The remaining molasses and CSB from the molasses desugarization process are marketed primarily to yeast manufacturers and for use in animal feed.  Substantially all of the agri-products produced by the Company and Sidney Sugars are marketed through a marketing agent, Midwest Agri-Commodities Company.  Midwest Agri-Commodities Company is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and effective September 1, 2003, Michigan Sugar Company.

The Company develops and markets sugarbeet seeds with Betaseed, Inc. (Betaseed), a Minnesota corporation that is a wholly owned subsidiary of KWS Kleinwanzlebener Saatzucht, AG, a German seed company.  Through the Betaseed arrangement, the Company has the right to market its branded seed to its own members.  Betaseed has the right to market Betaseed branded seed to the Company’s members and also to market both the Company’s branded seed and its Betaseed branded seed in all other markets.

The Company and Sidney Sugars’ processing facilities are dependent on certain energy related products such as natural gas and coke.  Recently, the supply of these energy inputs has decreased,

resulting in significant increases in the price of such energy inputs.  The Company has entered into short-term contracts to purchase its energy inputs, but pricing of such energy inputs is high and is expected to remain high for the foreseeable future.  These current and anticipated higher energy input prices have and may materially increase the Company’s cost of production.  Such increase may impact the financial results of the Company.

The Company is also the controlling member of ProGold Limited Liability Company, which owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated.  The Company and Newcourt Capital USA own Crystech, LLC, which owns the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

Operating Segments

The Company has identified two reportable operating segments: Sugar and Leasing.  The sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The leasing segment is engaged in the leasing of a corn wet milling plant used in the production of high-fructose corn syrup sweetener.  For financial information by segment see Note 14 of “Notes to the Consolidated Financial Statements.”

Recent Crops

The Red River Valley sugarbeet crop, grown by the Company’s members during 2003 and processed during fiscal 2004, produced a total of approximately 20.2 tons of sugarbeets per acre from approximately 496,000 acres.  This production was greater than the ten-year average of 19.1 tons per acre for the crops grown in the years 1993 through 2002.  The sugar content of the 2003 crop was 18.52 percent, in comparison to a ten-year average for the applicable period of 17.35 percent.  The Company produced a total of approximately 31.0 million hundredweight of sugar from the crop.  In addition, Sidney Sugars produced approximately 2.8 million hundredweight of sugar from the 2003 Sidney Crop.

The Red River Valley sugarbeet crop, grown by the Company’s members during 2002 and processed during fiscal 2003, produced a total of approximately 17.5 tons of sugarbeets per acre from approximately 501,000 acres.  This production was less than the ten-year average of 19.1 tons per acre for the crops grown in the years 1992 through 2001.  The sugar content of the 2002 crop was 16.97 percent, in comparison to a ten-year average for the applicable period of 17.46 percent.  The Company produced a total of approximately 24.5 million hundredweight of sugar from the crop.  In addition, Sidney Sugars produced approximately 2.2 million hundredweight of sugar from the 2002 Sidney Crop.

For a discussion of the 2003 and 2002 crops and results of operations for fiscal years 2004 and 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at approximately 185 million hundredweight for the year beginning October 1, 2004 and ending September 30, 2005.  For the same period starting October 2003, total consumption was approximately 184 million hundredweight.  Comparing the two years shows a slight increase in demand of less than one percent.

The United States refined sugar market has grown over the past twenty years, despite the demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products.  Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar.  Corn sweeteners and non-nutritive sweeteners constitute a large portion of the overall sweetener market.  Recently, however, the United States refined sugar market has flattened and the Company believes that the United States market for sugar will reflect minimal increases or be relatively flat in the near future.

The United States sugar industry has been subject to industry consolidation.  Today there are less than 10 sugar sellers, with approximately 75 percent of United States sugar market share concentrated in the top three sellers, all of which are fully integrated sugarbeet and cane suppliers.  The Company’s sugar production and sales (including Sidney Sugars) represent approximately 18 percent of the total domestic market for refined sugar in 2003/2004.  The Company had the right to market, or to have marketed on its behalf, approximately 32 million hundredweight of sugar from the 2003 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 31 percent of the United States sugar market.

United Sugars Corporation’s main competitors in the domestic market are Imperial Sugar Corporation, Amalgamated Sugar Company, California & Hawaiian Sugar Company, The American Sugar Refining Company and Western Sugar Cooperative.  Because sugar is a fungible commodity, competition in the United States industry is primarily based upon price, customer service and reliability as a supplier.  United Sugars Corporation is currently the largest marketer of sugar in the United States.

Grower Contracts with Members

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members have five-year contracts with the Company covering the growing seasons of 2003 through 2007.  These five-year contracts automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each share of Preferred Stock held by the members.  For the 2005 crop year, the Board of Directors intends to maintain the relationship between shares of Preferred Stock and acres of sugarbeet production at a ratio as close to 1 to 1 as possible, subject to tolerances for over-planting and under-planting established by the Board each year and reductions or increases caused by the Company’s marketing allocations established by the USDA.  The Board of Directors and management continue to review and determine the relationship between the ownership of Preferred Stock and acreage planting.

The gross beet payment is the value of recovered sugar from the sugarbeets a member delivers plus the member’s share of agri-product revenues, minus the member’s share of member business operating costs.  The following allowances, costs and deductions, if applicable, are used to adjust the gross beet payment to arrive at the net beet payment: hauling program allowance and costs, pre-pile quality premium and costs, tare incentive premium/penalty program, late harvest program costs and unit retains.  Members are paid a hauling allowance based on the distance they must transport sugarbeets for delivery to the Company and may also receive an allowance for early delivery of sugarbeets prior to the commencement of the stockpiling of harvested sugarbeets.  The costs of these programs are shared among members on the basis of the net tonnage of sugarbeets delivered by each member.

Under current contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company’s estimate of the member’s net beet payment; (ii) on or about March 31, the Company pays an amount, which combined with the November payment, equals 90 percent of the member’s estimated net beet payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company’s annual financial statements, the Company pays the remainder of the member’s net beet payment.  Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members’ sugar and agri-products in excess of related member business operating costs, as described above.

The following tables summarize the gross beet payment and net beet payment and certain crop statistics for each of the last 10 completed fiscal years, respectively, for the Red River Valley Crop:

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

	Distribution of Net Proceeds Totals (In Thousands)

Net Proceeds	$473,122	$361,902	$398,588	$389,039	$358,373	$369,681	$313,007	$373,649	$316,244	$326,693
PIK Payment	—	—	(23,497)	(28,067)	—	—	—	—	—	—
Non-Member (Income) Loss	(4,240)	(5,799)	733	1,884	1,879	494	9,679	18,074	396	15
Gross Beet Payment	468,882	356,103	375,824	362,856	360,252	370,175	322,686	391,723	316,640	326,708
Unit Retains	(29,991)	(17,486)	(24,154)	(19,239)	(19,299)	(21,332)	(8,545)	(16,611)	(16,040)	(16,648)
Member Tax ADJ, Net	—	—	—	—	—	—	—	—	—	5,621
Net Beet Payment	$438,891	$338,617	$351,670	$343,617	$340,953	$348,843	$314,141	$375,112	$300,600	$315,681

	Distribution of Net Proceeds Per Ton Harvested (1)

Net Proceeds	$47.29	$41.36	$49.47	$40.42	$37.11	$34.62	$36.60	$44.95	$39.39	$39.21
PIK Payment	—	—	(2.92)	(2.92)	—	—	—	—	—	—
Non-Member (Income) Loss	(.43)	(.66)	.09	.20	.20	.05	1.13	2.17	0.05	0.00
Gross Beet Payment	46.86	40.70	46.64	37.70	37.31	34.67	37.73	47.12	39.44	39.21
Unit Retains	(3.00)	(2.00)	(3.00)	(2.00)	(2.00)	(2.00)	(1.00)	(2.00)	(2.00)	(2.00)
Member Tax ADJ, Net	—	—	—	—	—	—	—	—	—	0.68
Net Beet Payment	$43.86	$38.70	$43.64	$35.70	$35.31	$32.67	$36.73	$45.12	$37.44	$37.89

	Red River Valley Crop Statistics (1)

Tons Harvested (In Thousands):	10,006	8,749	8,058	9,626	9,657	10,679	8,553	8,313	8,029	8,332
Tons Purchased Per Acre Harvested:	20.2	17.5	17.8	21.8	19.9	22.2	18.5	18.1	18.7	20.2
Sugar Content of Beets:	18.5%	17.0%	18.0%	17.8%	17.4%	17.7%	17.6%	17.3%	16.4%	16.8%

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

Grower Contracts between Sidney Sugars Incorporated and Non-Members

All of the sugarbeets processed at the Sidney, Montana, factory are purchased from non-member growers under contract with Sidney Sugars.  Each non-member grower has a two-year contract with an annual supplement with Sidney Sugars specifying the number of acres the non-member grower is obligated to grow during each year.  The current contract expires after the 2004 crop, after which Sidney Sugars intends to negotiate a new contract.

The price per ton of sugarbeets paid to the growers who deliver to Sidney Sugars (the Scale Payment) is determined according to the sugarbeet payment scale contained in the grower contract and is calculated based on Sidney Sugars’ average net return for sugar from that year’s crop and the adjusted average sugar content of each grower’s sugarbeets.

Under current grower contracts between Sidney Sugars and its growers, payments to these growers for sugarbeets must be made in three installments following delivery of the crop: (i) in

November, Sidney Sugars pays the growers an amount equal to 65 percent of the estimated Scale Payment for that year’s crop; (ii) in April, Sidney Sugars pays an amount, which combined with the November payment, equals 90 percent of the estimated Scale Payment for that year’s crop; (iii) and in October, Sidney Sugars pays the remainder of the actual Scale Payment.

Sales and Marketing

United Sugars Corporation, a common marketing agency operating on a cooperative basis, markets the Company and Sidney Sugars’ sugar.  The Company is a party to a Uniform Member Marketing Agreement with United Sugars Corporation, and markets its and Sidney Sugars’ sugar through this agreement.  The other members of United Sugars Corporation, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation, are parties to similar agreements.  Under these agreements, all of the members market all of their refined sugar on a pooled basis through United Sugars Corporation.  The Company receives payment for the sugar that is marketed on its behalf by receiving its pro rata share of the net proceeds from the sale of the pooled sugar.  The net proceeds of such sales represent the gross proceeds from the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company’s and Sidney Sugars’ pro rata share of the marketing and sales expenses incurred by United Sugars Corporation.  Any net proceeds from the operation of United Sugars Corporation are distributed to the four members proportionally based on sugar sales.

The Uniform Member Marketing Agreements automatically renew on an annual basis unless notice of termination is given by a party.  In order to terminate its agreement, a party must provide notice of termination by May 1 of the then current year for the termination to be effective on the August 31 of the subsequent year.  In the event one of the parties terminates its Uniform Member Marketing Agreement, the amount of sugar that is marketed by United Sugars Corporation would decrease.  United Sugars Corporation would also be required to return the exiting member’s capital over a period of five years. On November 15, 2002, Southern Minnesota Beet Sugar Cooperative provided a notice of termination. The termination was effective August 31, 2004.  The exit of Southern Minnesota Beet Sugar Cooperative will decrease the amount of sugar to be marketed by United Sugars Corporation by approximately five to six million hundredweight annually.

United Sugars Corporation sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2004, 89.8 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the “Crystal Sugar” and “Pillsbury” brand names and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark and sub-licenses the use of the “Pillsbury” trademark to United Sugars Corporation.

United Sugars Corporation markets sugar to customers over a large geographical area.  United Sugars Corporation’s customers are located primarily in Illinois, Wisconsin, Iowa, Minnesota, New York, Pennsylvania, California, Indiana, Florida and Georgia.  During fiscal year 2004, United Sugars Corporation’s 10 largest customers accounted for approximately 47.7 percent (by weight) of the sugar sold.

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

The Company markets its and substantially all of Sidney Sugars’ agri-products through Midwest Agri-Commodities Company, a common marketing agency operating on a cooperative basis, whose members are the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company (effective September 1, 2003).  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  For the year ended August 31, 2004, the majority of the Company’s pulp production was exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 7.8 percent of the Company’s consolidated total revenues during fiscal 2004, of which export sales accounted for 3.7 percent of such revenues.  In the past, agri-products export sales accounted for 4.0 percent of the Company’s total revenues in 2003 and 3.5 percent in 2002.  These percentages are primarily a function of the average market prices for sugar, pulp and molasses and are not necessarily indicative of future relationships between agri-product revenues (both export and domestic) and sugar revenues, because prices of these commodities fluctuate independently of each other.

There is no single customer of United Sugars Corporation or Midwest Agri-Commodities Company attributable to the Company that accounts for 10% or more of the revenues of the Company.

Government Programs and Regulations

Farm Security and Rural Investment Act of 2002

The Farm Security and Rural Investment Act of 2002 (the Farm Bill) was enacted on May 13, 2002 and replaced the Federal Agriculture Improvement and Reform Act of 1996 (the FAIR Act).  The Farm Bill contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2002 through 2007 crop years.  Generally, the Farm Bill restricts imports of foreign sugar, maintains the non-recourse loan program established by the FAIR Act, and establishes a system of marketing allocations for sugarbeet and sugar cane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

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

The Farm Bill sets an 18 cent per pound loan rate for raw cane sugar and a 22.90 cent per pound loan rate for refined beet sugar.  Both loan rates are effective for the 2003 year crop.  The FAIR Act required a one cent per pound penalty be paid by processors if the processor forfeits on sugar price support loans.  The Farm Bill has terminated any penalties for forfeitures.

Under the FAIR Act, all sugar processors (including the Company) were required to remit to the CCC a non-refundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound.  The assessment for fiscal years 1997 through 2003 was increased to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound.  The Farm Bill has terminated any marketing assessment.

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and beet sugar processors.  The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the maximum level of imports allowed before marketing allotments are expected to be suspended), and subtracting carry-in stocks of sugar, including CCC inventory.  Once the USDA has determined the OAQ for a crop year, it then determines each allotment for beet and cane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane.  An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill.  Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings.  The USDA annually establishes individual processor’s allocations.  The Company’s marketing allocation for both the 2004 and 2003 crops was approximately 32 million hundredweight.

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

Payment-In-Kind Program

The USDA implemented a Payment-In-Kind (PIK) program for sugar producers throughout the United States during fiscal year 2002.  The PIK program was intended to alleviate the oversupply of sugar in the United States by giving a producer refined sugar in exchange for the producer’s agreement to destroy sugarbeets that would produce a comparable amount of sugar.  Under the PIK program, the Company’s members were paid to destroy a portion of their 2001 sugarbeet crop.  Payments to the Company’s members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar.  The Company entered into PIK Certificate Purchase Agreements with its members to purchase the PIK certificates they received from the USDA and to reduce the members’ delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program.  The purchase price for the PIK certificates reflected an allocation of the Company’s fixed costs to account for the reduction of sugarbeets available for processing.

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

The Farm Bill authorizes the USDA to implement a pre-plant PIK program to help offset any oversupply.  There was no PIK program for fiscal 2003 or fiscal 2004.  In the event the USDA implements the PIK program again, the Company and its members will have to enter into new agreements.

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

Regional and Bilateral Free Trade Agreements

The United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Central American Free Trade Agreement; the Australian Free Trade Agreement; the Andean Free Trade Agreement; the Thailand Free Trade Agreement; and the South African Customs Union Free Trade Agreement.  Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to attempt to manage the situation.  The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

ProGold Limited Liability Company

The Company is one of two members of ProGold Limited Liability Company (ProGold).  ProGold was initially formed by the Company, Minn-Dak Farmers Cooperative and Golden Growers Cooperative.  Effective May 1, 2003, the Company acquired Minn-Dak Farmers Cooperative’s five percent ownership interest in ProGold.  This acquisition resulted in an increase in the Company’s ownership in ProGold to 51 percent, while Golden Growers Cooperative continues to own 49 percent.  As a result of this acquisition, the Company also controls the board of governors of ProGold.  ProGold owns a corn wet-milling plant capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products.

Due to the Company’s resulting controlling ownership interest in ProGold, the Company began to consolidate ProGold in its financial statements as of May 1, 2003.  The financial statements for prior periods have not been restated and therefore do not include consolidated data pertaining to ProGold prior to May 1, 2003.

The corn wet-milling plant is leased to Cargill, Incorporated under an operating lease that commenced on November 1, 1997 and its initial term will terminate on December 31, 2007.

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

The Company has a 12-year Tolling Services Agreement with Crystech whereby the Company pays the full cost of processing sugarbeet molasses delivered to the facility, with title and risk of loss to the product remaining with the Company throughout the process.  The Tolling Services Agreement may be terminated by the Company if the specific operational processing performance required of Crystech in the contract is not maintained.  The Company has also entered into an Operations and Maintenance Agreement with Crystech by which the Company is responsible for operating and maintaining the facility throughout the term of the Tolling Services Agreement.  The facility has a capacity to process approximately 200,000 tons of softened molasses annually for conversion to sugar and other agri-products.  During fiscal 2004, Crystech processed approximately 211,000 tons of softened molasses.

Employees

As of August 31, 2004, the Company had 1,216 full-time employees, of which 1,000 were hourly and 216 were salaried and Sidney Sugars had 126 full-time employees, of which 104 were hourly and 22 were salaried.  The Company had 14 part-time employees and Sidney Sugars had 3 part-time employees.

In addition, the Company employs approximately 674 hourly seasonal workers, approximately 341 during the sugarbeet harvest and approximately 333 during the remainder of the sugarbeet processing campaign.  Sidney Sugars also employs approximately 147 hourly seasonal workers, approximately 40 during the sugarbeet harvest and approximately 101 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company and Sidney Sugars also contract with third party agencies for approximately another 1,200 additional workers in the Red River Valley and approximately 135 additional workers in Sidney, Montana.

Substantially all of the hourly employees at the factories of both the Company and Sidney Sugars, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2011 for the Red River Valley factory employees and April 30, 2005 for the Sidney, Montana, factory employees.  In August 2004, the Company completed negotiations on the current collective bargaining agreement for the Red River Valley factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.  The Company considers its employee relations to be excellent.

Substantially all employees of the Company and Sidney Sugars who meet eligibility requirements of age and length of service are covered by one of the Company’s two multiple-employer defined benefit retirement plans.  Plan A (nonunion employees) and Plan B (union employees) are defined benefit, noncontributory plans.  The plans provide for vesting in five years with benefits for early retirement, normal retirement and disability or death.  The Company’s policy is to fund pension costs accrued.  The plans were fully funded for vested benefits as of February 28, 2004, the end of the most recent plan year.  Union and nonunion employees are also eligible to participate in 401(k) savings plans.

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

On May 21, 2003, Sidney Sugars received an Enforcement Action for Air Quality Violation letter from the Montana Department of Environmental Quality for alleged violations of allowed particulate emissions at the Sidney, Montana, facility.  On December 5, 2003, the Montana Department of Environmental Quality and Sidney Sugars entered into an Administrative Order on Consent (Consent Order) resolving this matter.  The Consent Order, among other matters, required Sidney Sugars to pay an administrative civil penalty of $52,104.  The seller of the Sidney, Montana, factory has indemnified Sidney Sugars for the amounts that were payable for this action.

The Company is currently conducting an environmental remediation plan at its Moorhead and Crookston, Minnesota, factories and at its Drayton, North Dakota, factory.  The total cost of this plan is approximately $2.4 million of which $ .5 million was recognized in fiscal 2003 and $1.9 million was recognized in fiscal 2002.

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

Energy Prices

The prices paid by the company for energy related products, such as natural gas and coke, have recently increased significantly due to supply and demand imbalances.  The Company uses substantial amounts of these products in its manufacturing process.  The Company believes that the prices for energy related products will remain high and will very likely increase.  These higher prices may materially increase the cost of production of the Company, thus impacting the financial results of the Company.

Weather and Other Factors

The sugarbeet, as with most other crops, is affected by weather conditions during the growing season.  Additionally, weather conditions during the processing season affect the Company’s ability to store sugarbeets held for processing.  Growing and storage conditions different from the Company’s expectations may change the quantity and quality of sugarbeets available for processing and therefore may affect the quantity of sugar produced by the Company.  A significant reduction in the quantity or quality of sugarbeets harvested resulting from adverse weather conditions, disease (such as rhizomania) or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to the Company and its members.

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

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar.  Each factory has space for sugarbeet storage, including ventilated storage sites.  The Red River Valley factories also have cold storage sites.  Each of these facilities is currently operating at or near its capacity.  The Company owns a molasses desugarization (MDS) plant at its East Grand Forks facility and owns 50 percent of Crystech which owns the MDS plant adjacent to the

Hillsboro factory.  The MDS plants process molasses to extract additional sugar.  The Company and Sidney Sugars have sugar packaging facilities located at the Moorhead, Hillsboro, Crookston, East Grand Forks and Sidney factories.

Sidney Sugars also owns a sugarbeet processing plant in Torrington, Wyoming.  The Torrington, Wyoming, facility is leased on a long-term basis to another sugar company.

ProGold Limited Liability Company owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated.  The corn wet-milling plant is capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products

The Company’s corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota.  The Company also has a 100,000 square foot Technical Services Center situated on approximately 200 acres in Moorhead, Minnesota.  The Company owns both facilities.  The Company and Sidney Sugars also own numerous sites as sugarbeet receiving and storage stations located within proximity of their factories.  All of the Company’s property, plant and equipment (excluding current assets) is mortgaged or pledged as collateral for its indebtedness to various financial institutions.

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

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2004.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2004, the Company had 2,873 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

Item 6.                                        SELECTED FINANCIAL DATA

The selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes included in Appendix A of this Report.

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2004	2003	2002	2001	2000

Net Revenues	$1,033,088	$829,246	$775,288	$866,362	$731,432
Net Proceeds (1)	$473,122	$361,902	$398,588	$389,039	$358,373
Total Assets	$822,326	$809,751	$622,693	$641,445	$739,719
Long-Term Debt, Net of Current Maturities	$250,086	$286,922	$182,371	$201,416	$230,905
Members’ Investments	$303,426	$270,346	$268,667	$255,660	$249,330
Property and Equipment Additions, net of retirements	$30,347	$46,578	$15,281	$21,851	$42,088
Working Capital	$58,673	$49,572	$58,282	$45,341	$53,613
Ratio of Long-Term Debt to Equity (2)	.82:1	1.06:1	.68:1	.79:1	.93:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Gross beet payment per ton of sugarbeets purchased)
	2004	2003	2002	2001	2000
Red River Valley Crop Data (3)
Acres harvested	496	501	453	442	486
Tons purchased	10,006	8,749	8,058	9,626	9,657
Tons purchased per acre harvested	20.2	17.5	17.8	21.8	19.9
Gross beet payment per ton of sugarbeets purchased	$46.86	$40.70	$46.64	$37.70	$37.31
Sugar hundredweight
Produced	30,983	24,527	25,395	29,035	26,646
PIK Sugar Receipts	—	—	1,177	1,561	—
Sold, including purchased sugar	30,994	24,991	26,806	32,445	24,756
Purchased sugar sold	33	465	288	3	230
Pulp, Molasses and CSB tons
Produced	773	684	612	749	784
Sold	764	653	636	701	803

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

(3)           Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2004 relates to the crop of 2003).

Item 7.                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Appendix A of this report.

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

The cash provided by operations, for the year ended August 31, 2004 of $83.9 million, was primarily the result of the 2003 crop unit retains withheld from members of $30.0 million, non-member income of $4.2 million, net non-cash expenses of $58.8 million and an increase in liabilities of $18.6 million.  This was partially offset by the increases in receivables and advances to related parties of $20.8 million and pension plan contributions of $11.2 million.

In fiscal 2004, the net cash used in investing activities of $24.9 million was primarily related to purchases of property and equipment and the acquisition by Crab Creek Sugar Company.

The net cash used in financing activities, for fiscal 2004 of $59.7 million, was primarily comprised of net payments on short-term debt of $19.8 million, payments on long-term debt of $27.2 million and the payment of unit retains and equity retention to members of $16.7 million.  The Company also received the final amount due from the 1997 stock sale of $4.0 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall and winter) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund its operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has long-term debt availability with CoBank, ACB of $200.6 million, of which $158.3 million was outstanding as of August 31, 2004.  In addition, the Company has long-term debt outstanding of $50 million from a private placement of Senior Notes that occurred in September of 1998; $15.7 million from a private placement of Senior Notes that occurred in January of 2003; $43.0 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $4.0 million.  The Company also has a seasonal line of credit with a consortium of lenders lead by CoBank, ACB of $265 million and a line of credit with Wells Fargo Bank for $1 million.  As of August 31, 2004, there was no outstanding balance on the seasonal line of credit with CoBank, ACB.  There was no line of credit balance outstanding with Wells Fargo Bank as of August 31, 2004.  As of August 31, 2004, the Company had $30.2 million of short term borrowing in commercial paper.  Any borrowings under the commercial paper program will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2004:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$271,018	$20,932	$132,887	$26,074	$91,125
Purchase Obligations	24,713	18,817	4,527	888	481
Other Long-Term Obligations	1,843	273	646	466	458
Pension Plan Contributions (1)	6,000	6,000
Total Contractual Obligations	$303,574	$46,022	$138,060	$27,428	$92,064

(1) The Company expects to contribute approximately $6.0 million to the pension plans during the next fiscal year.  Contributions for future years are not known at this time and therefore are not included in the above table.

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

Property and Equipment, Property and Equipment Held for Lease, and Depreciation

Property and equipment, and property and equipment held for lease are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 45 years. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.  There were no impairment losses incurred during the fiscal year covered by this report.  However, considerable management judgment is necessary to estimate future cash flows and may differ from actual results.

Pension Plan Benefits

Accumulated plan benefits are those future periodic payments, including lump-sum distributions, that are attributable under the Company’s Pension Plan to the service employees have rendered. Accumulated plan benefits include benefits expected to be paid to retired or vested terminated employees or their beneficiaries; beneficiaries of employees who have died; and present employees or their beneficiaries.

The actuarial present value of accumulated plan benefits is determined by an actuary and is the amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money and the probability of payment.

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated plan benefits for fiscal 2004 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy - 1983 group annuity mortality; Retirement Age – graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 8.25 percent compounded annually for funding;  Discount Rate- 6.84 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

Actual events may differ from the assumptions used and may result in plan benefit payments differing significantly from these current estimates.

Results of Operations

U.S. sugar consumption growth rates averaged approximately 1.6 percent annually during the 1990’s.  Sugar consumption growth rates are a function of population growth, which has increased slightly over the past five years, and food market trends.  United States’ government statistics estimate total United States sugar consumption at approximately 184 million hundredweight for the year beginning October 1, 2003 and ending September 30, 2004.  For the same period starting October 2002, total consumption was approximately 181 million hundredweight.  Comparing the two years shows an increase in demand of approximately two percent. The Company believes that sugar consumption will reflect minimal increases or be relatively flat in the near future.

The Company’s operational results and the resulting beet payment to members and growers are substantially dependent on market factors, including domestic prices for refined sugar.  These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States’ farm and trade policy, which the Company is unable to predict.

In addition, highly variable weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing.

Comparison of the Years Ended August 31, 2004 and 2003

Revenue for the year ended August 31, 2004, was $1.0 billion, an increase of $203.8 million from 2003.  Revenue from total sugar sales increased 24.1 percent due to a 25.0 percent increase in the hundredweight sold partially offset by a 0.7 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 20.9 percent due to a 17.1 percent increase in the volume of pulp tons sold and a 3.2 percent increase in the average selling price per ton.  Revenue from molasses sales increased 35.3 percent due to a 41.5 percent increase in the volume of molasses sold, partially offset by a 4.4 percent decrease in the average selling price per ton.  The increases in the volume of products sold were due primarily to the additional sales associated with the larger crop in the Red River Valley and a full year of production at the Sidney, Montana, factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 11.2 percent due to a 20.8 percent decrease in the average selling price per ton, partially offset by a 12.1 percent increase in the volume of CSB sold.  Rental revenue on the ProGold Limited Liability Company (ProGold) operating lease was $25.8 million as compared to $8.6 million last year.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.

Cost of sales for the year ended August 31, 2004, exclusive of payments to members for sugarbeets, increased $47.5 million as compared to fiscal 2003.  The cost recognized associated with the non-member sugarbeets (Sidney crop) was $44.9 million for the year ended August 31, 2004, an increase of $13.2 million as compared to the prior year.  This increase was primarily due to a 32.6 percent increase in the tons of sugarbeets purchased.  Direct processing costs for sugar and pulp increased 15.3 percent.  This was primarily the result of harvesting 15.8 percent more and processing 16.4 percent more sugarbeets than in fiscal 2003.  Higher natural gas prices, increased coal costs and higher labor costs also added to this increase.  Fixed and committed expenses increased 7.0 percent reflecting higher labor and benefit costs, increased maintenance costs and costs related to a full year of operations of the Sidney, Montana, factory.  The change in the net realizable value of product inventories impacted the cost of product sold unfavorably by $16.5 million.  The costs associated with sugar purchased to meet customer needs decreased $13.1 million due to the normal commencement of the 2003 Red River Valley crop campaign.  The 2002 Red River Valley crop campaign startup was delayed because of adverse planting and growing conditions which slowed the maturity of the crop.  As a result, additional sugar was required to be purchased to service customers during this delay.  Costs related to ProGold were $12.0 million as compared to $4.0 million last year.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.

Selling, general and administrative expenses increased $36.7 million from 2003.  Selling expenses increased $32.1 million primarily due to the increases in the volume of products sold.  General and Administrative expenses increased $4.6 million due in part to higher employee benefit costs, increased industry membership activity and general cost increases.

Interest income decreased $1.4 million from last year primarily due to the conversion of the Note Receivable from Crystech, LLC into Preferred Equity, which occurred at the end of fiscal 2003.

Interest expense increased $3.3 million from last year. This was the result of the consolidation of ProGold along with an increased average borrowing level for short-term debt, partially offset by lower long-term and short-term interest rates and a lower average borrowing level for long-term debt.

Non-member business activities resulted in a gain of $4.2 million in 2004, as compared to a gain of $5.8 million in 2003.  The gain in both years was due primarily to activities related to Sidney Sugars.

Payments to members for sugarbeets, net of unit retains declared, increased by $100.3 million from $338.6 million in 2003 to $438.9 million in 2004. This was primarily due to the increased size and quality of the crop processed in 2004.

Comparison of the Years Ended August 31, 2003 and 2002

Revenue for the year ended August 31, 2003, was $829.2 million, an increase of $54.0 million from 2002.  Revenue from total sugar sales increased 3.7 percent due to a 2.6 percent increase in the average selling price per hundredweight and a 1.0 percent increase in hundredweight sold.  Revenue from pulp sales increased 14.0 percent due to an 8.6 percent increase in the average selling price per ton and a 5.1 percent increase in the volume of pulp tons sold.  Revenue from molasses sales increased 133.7 percent due to a 155.2 percent increase in the volume of molasses sold, partially offset by an 8.4 percent decrease in the average selling price per ton.  This increase in the volume of molasses sold was due primarily to the additional sales associated with the molasses produced at the Sidney, Montana, factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 5.3 percent due to an 8.6 percent increase in the average selling price per ton, partially offset by a 3.1 percent decrease in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $8.6 million.

Cost of sales, exclusive of payments to members for sugarbeets, increased $84.0 million as compared to fiscal 2002.  The cost associated with the cost of non-member sugarbeets (Sidney crop) was $31.8 million for the year ended August 31, 2003.  Direct processing costs for sugar and pulp increased 25.1 percent.  This was due to harvesting 17.7 percent more sugarbeets (9.2 percent of the increase was attributable to the Sidney crop) and processing 16.4 percent more sugarbeets (10.2 percent of the increase was attributable to the Sidney crop).  Higher natural gas prices and increased coal costs also added to this increase.  Fixed and committed expenses increased 8.8 percent reflecting higher purchased power costs, insurance costs, and costs related to the operations of the Sidney, Montana, factory.  The change in the net realizable value of product inventories impacted the cost of product sold favorably by $3.0 million.  The costs associated with sugar purchased to meet customer needs were up $7.6 million due to delaying the commencement of the 2002 Red River Valley crop campaign.  The 2002 Red River Valley crop campaign startup was delayed because of adverse planting and growing conditions which slowed the maturity of the crop.  As a result, additional sugar was required to be purchased to service customers during this delay.  Costs related to ProGold were $4.0 million.

Selling, general and administrative expenses increased $3.9 million from 2002.  Selling expenses increased $4.0 million primarily due to the increase in the volume of sugar sold along with increased warehousing costs and additional costs related to Sidney Sugars.  General and Administrative costs decreased $ ..1 million due to general cost reductions.

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

Non-member business activities resulted in a gain of $5.8 million in 2003, as compared to a loss of $ .7 million in 2002.  The gain in 2003 was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.  The loss in fiscal 2002 was comprised mainly of activities related to ProGold.

Payments to members for PIK certificates, net of equity retention declared, during fiscal 2002 amounted to $22.3 million.  There were no PIK payments during 2003.

Payments to members for sugarbeets, net of unit retains declared, decreased by $13.1 million from $351.7 million in 2002 to $338.6 million in 2003.

2004 Crop and Estimated Fiscal Year 2005 Information

This discussion contains a summary of the Company’s and Sidney Sugars’ current estimates of the financial results to be obtained from the Company’s and Sidney Sugars’ processing of the 2004 sugarbeet crops.  Given the nature of the estimates required in connection with the payments to members and non-members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2004 sugarbeet crops, the net selling price for the sugar and agri-products produced by the Company and the Company’s operating costs.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crops, are beyond the Company’s control.  The actual results experienced by the Company and Sidney Sugars could differ materially from the forward-looking statements contained herein.

As noted earlier, the Growers’ Contracts between the Company and its members and Sidney Sugars and the growers in Sidney, Montana, regarding the delivery of sugarbeets to the Company and Sidney Sugars require payment for sugarbeets in multiple installments throughout the year after harvest of the applicable sugarbeet crop.  As only the final payment is made after the close of the fiscal year in question, the first two payments to members and non-members for sugarbeets are, of necessity, based upon the Company’s and Sidney Sugars’ then-current estimates of the beet payments arising from the processing of the crops in question and the subsequent sale of the products obtained from processing those sugarbeets.

The completed harvest of the sugarbeet crop grown by members during 2004 produced a total of 9.7 million tons of sugarbeets, or approximately 19.4 tons of sugarbeets per acre from approximately 498,000 acres.  This production was slightly less than the ten-year average of 19.5 tons per acre for crops grown in the years 1994 through 2003.  The sugar content of the 2004 crop is 17.5 percent in comparison to a ten year average for the applicable period of approximately 17.45 percent.  The Company expects to produce a total of approximately 28.2 million hundredweight of sugar from the 2004 crop, a decrease of approximately nine percent compared to the 2003 crop.  Such sugar production provides a total sugar recovery of approximately 291 pounds of sugar for each ton of sugarbeets harvested by the Company.

The 2004 Sidney Crop consisted of approximately 790,000 tons of sugarbeets, or approximately 19.7 tons of sugarbeets per acre from approximately 40,000 acres.  The sugar content of the Sidney Crop is 18.7 percent.  The Company expects to produce a total of approximately 2.3 million hundredweight of sugar from the Sidney Crop.

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

The Company does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

Item 8.                                   FINANCIAL STATEMENTS

The consolidated financial statements of the Company for the fiscal years ended August 31, 2004, 2003 and 2002 have been audited by Eide Bailly LLP, independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                             CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in all material respects to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses identified and therefore no corrective actions were taken.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires Dec.

Michael A. Astrup PO Box 219 Dilworth, MN 56529	51	Moorhead	1996	2005

Jerry D. Bitker 1694 Co. Highway #19 Halstad, MN 56548	56	Hillsboro	1996	2005

Richard Borgen 1544 Co. Highway #39 Perley, MN 56574	55	Moorhead	1997	2006

John Gudajtes 15363 County Road 15 Minto, ND 58261	56	East Grand Forks	2003	2006

Curtis Haugen 45508 300th St. NW Argyle, MN 56713	43	East Grand Forks	2001	2004

Lonn M. Kiel 36044 275th Ave. S.W. Crookston, MN 56716	51	Crookston	1994	2006

David J. Kragnes 10600 60th St. N. Felton, MN 56536	52	Moorhead	1995	2004

Francis L. Kritzberger RR #1, Box 22 Hillsboro, ND 58045	59	Hillsboro	1996	2006

Patrick D. Mahar 502 E. 3rd Ave. S. Cavalier, ND 58220-9789	61	Drayton	1993	2005

Jeff McInnes RR 2 Box 140 Hillsboro, ND 58045	47	Hillsboro	2001	2004

Ronald E. Reitmeier 30928 220th St. S.W. Fisher, MN 56723	59	Crookston	1996	2005

Jim A. Ross 25669 328th Ave. S.W. Fisher, MN 56723	54	Crookston	1998	2004

G. Terry Stadstad 1774 22nd Avenue NE Grand Forks, ND 58203	61	East Grand Forks	1993	2005

Robert Vivatson (Chairman) 13743 Pegg Rd. Cavalier, ND 58220	54	Drayton	1992	2004

Neil Widner PO Box 47 Stephen, MN 56757	53	Drayton	2000	2006

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

John Gudajtes.  Mr. Gudajtes was elected a director in 2003.  Mr. Gudajtes has farmed in the Minto North Dakota, area since 1967 and is the President of Gudajtes Farms.  Mr. Gudajtes is also the owner of Quality Bean of Minto, North Dakota.  Mr. Gudajtes has been the President of Walsh County Historical Society for two years.

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

Ronald E. Reitmeier.  Mr. Reitmeier has been a director since 1996, and has been a farmer since 1968.  Mr. Reitmeier is the President of R&J Crop Production Inc.  Mr. Reitmeier has served as Vice Chairman on the Board of Directors of PKM Electric Co-op of Warren, Minnesota, for 19 years and as its Chairman of the Board since 2004.  Mr. Reitmeier previously served on the Fisher, Minnesota, School Board for 18 years, as President of the Polk County Farmers Union and Chairman of the Minnesota Farmers Union Executive Committee of County Chairpersons.

Jim A. Ross.  Mr. Ross has been a director since 1998.  Mr. Ross has farmed near Fisher, Minnesota, since 1971 and is a board member of Fisher Fuel and Hardware Cooperative.  Mr. Ross also serves on the Board of Governors of ProGold Limited Liability Company.

G. Terry Stadstad.  Mr. Stadstad has been a director since 1993 and has been farming near Grand Forks, North Dakota, since 1965.  Mr. Stadstad serves on the Board of Directors of United Sugars Corporation and as the Chairman of the Board of Governors of ProGold Limited Liability Company.

Robert Vivatson.  Mr. Vivatson has been a director since 1992 and has served as Chairman since 2001.  Operating as a farmer near Cavalier, North Dakota, since 1975, Mr. Vivatson is a partner of Vivatson Bros. and President of Vivatson Farms Inc.  Mr. Vivatson is serving on the Board of Directors of United Sugars Corporation, Midwest Agri Commodities Company, the United Valley Bank of Cavalier and Grand Forks and the Board of Governors of ProGold Limited Liability Company.

Neil Widner.  Mr. Widner has been a director since 2000.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.

The Board of Directors meets monthly.  For fiscal year 2004, the Company provided its directors with compensation consisting of (i) a payment of $400 per month, (ii) a per diem payment of $250 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors’ meetings.  The Chairman of the Board of Directors receives a payment of $900 per month, rather than $400 per month; the Chairman also receives a per diem in the amount of $250 for each day spent on Company activities.

The Board of Directors has approved an increase in the monthly compensation paid to directors to $500 per month for fiscal 2005, with future annual increases of $25 per month for each fiscal year after fiscal 2005.  The monthly compensation payment for the Chairman of the Board of Directors increases to $1,000 per month for fiscal 2005, with future annual increases of $25 per month for each fiscal year after 2005.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the member’s regular employment or business, but not beyond age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there is one member who has elected to participate in this plan.  The amount deferred, as of August 31, 2004 was $172,000.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting and controls, the internal audit function, the annual independent audit of the Company’s consolidated financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants, subject to approval of the Board of Directors, approves audit fees, and reviews the scope and procedural plans of the audit.  The Audit Committee administers the Company’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Company’s Code of Ethics.  On August 31, 2004, the members of the Audit Committee were David J. Kragnes (Committee Chair), John Gudajtes, Curtis Haugen, Jeff McInnes and Neil Widner.

As of August 31, 2004, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of the Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugar beets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

Executive Officers

The table below lists the principal officers of the Company, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position

James J. Horvath	59	President and Chief Executive Officer
Thomas S. Astrup	35	Vice President- Agriculture
David A. Berg	50	Vice President-Operations and Chief Operations Officer
Brian F. Ingulsrud	41	Vice President-Administration
Joseph J. Talley	44	Vice President-Finance and Chief Financial Officer
Daniel C. Mott	45	Secretary
Samuel S. M. Wai	50	Treasurer and Assistant Secretary
Mark P. Kalvoda	32	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	48	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	47	Director Business Development, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	49	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	40	Treasury Operations Manager and Assistant Secretary

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

Thomas S. Astrup.  Mr. Astrup was named the Company’s Vice President-Agriculture in February 2004.  Mr. Astrup served as the Company’s Vice President-Administration from 2000 to 2004 and as the Company’s Corporate Controller, Assistant Treasurer and Assistant Secretary from 1999 to 2000.  From 1997 until 1999, he held the position of Controller for Midwest Agri-Commodities Company.  He was the Corporate Accountant for ProGold Limited Liability Company from 1994 to 1997.

David A. Berg.  Mr. Berg was named Vice President-Operations and Chief Operations Officer in January 2004.  He was Vice President-Agriculture during the period December 2000 to January 2004 and Vice President-Administration during the period from October 1998 to December 2000.  During the period from 1994 to 1998, Mr. Berg served as the Company’s Vice President-Business Development, Vice President-Strategic Planning, Director-Market Information, Manager of Marketing and Analysis and Manager-Economic Research.  Mr. Berg currently serves on the ProGold Limited Liability Company Board of Governors and as Chairman of the Crystech, LLC Board of Managers.

Brian F. Ingulsrud.  Mr. Ingulsrud was named Vice President-Administration in February 2004.  From 2000 to 2004, he served as the Corporate Controller, Assistant Secretary and Assistant Treasurer.   Mr. Ingulsrud served as Director of Agriculture Strategy and Development from 1999 to 2000, Financial Planning Manager from 1997 until 1998, and Factory Offices Manager from 1995 until 1997.

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

Daniel C. Mott.  Mr. Mott became the Company’s Secretary during 1999.  Previously, he had served as Assistant Secretary since 1995.  Mr. Mott also serves as the Company’s General Counsel.  He is a Shareholder in the law firm of Fredrikson & Byron, P.A.  Mr. Mott is not an employee of the Company.

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

Mark P. Kalvoda.  Mr. Kalvoda was named Assistant Secretary and Assistant Treasurer in 2004.  He was employed by the Company in 2004 and currently serves as the Corporate Controller.  Prior to his employment with the Company, Mr. Kalvoda held various financial positions within Hormel Foods Corporation.

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

David L. Malmskog.  Mr. Malmskog currently serves as Director-Economic Analysis and Business Development and was appointed Assistant Secretary and Assistant Treasurer in 1998.  Mr. Malmskog has held various financial positions with the Company since 1980.

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

Item 11.                                 EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2004 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer, to the four other most highly compensated current executive officers of the Company whose cash compensation exceeded $100,000 per annum and to one former executive officer whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Payouts (2)
	Year	Salary	Incentive Compensation	Other Annual Compensation (1)

James J. Horvath	2004	$462,652	$313,875	$38,315	$83,828
President and Chief Executive	2003	$446,703	$200,359	$42,000	$23,479
Officer	2002	$433,860	$342,155	$40,056	$4,879

Thomas S. Astrup	2004	$189,475	$90,048	$10,487	$5,453
Vice President-Agriculture*	2003	$173,497	$52,851	$10,579	$527
	2002	$157,085	$77,077	$8,458	—

David A. Berg	2004	$227,731	$110,000	$21,245	$18,211
Vice President-Operations and	2003	$211,000	$87,969	$20,941	$5,022
Chief Operations Officer**	2002	$196,923	$112,490	$19,824	$1,038

Brian F. Ingulsrud	2004	$137,552	$51,075	$8,290	—
Vice President-Administration*	2003	$119,480	$21,098	$7,604	—
	2002	$114,694	$23,895	$7,245	—

Joseph J. Talley	2004	$229,077	$128,296	$20,998	$18,325
Vice President-Finance and	2003	$211,001	$100,643	$21,408	$5,039
Chief Financial Officer	2002	$202,032	$127,225	$18,632	$1,038

David A. Walden	2004	$222,308	$18,854	$16,337	$18,476
Director Factory Operations***	2003	$211,877	$63,751	$20,786	$5,060
	2002	$198,000	$103,464	$19,072	$1,038

*                               Effective February 9, 2004

**                        Effective January 12, 2004

***                 Effective January 26, 2004

(1)                                  Includes the cost of additional life insurance coverage, car allowance, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)                                  Represents the “profit per acre payments” made to the executive under the Company’s LTIP plan (described below).  The profit per acre payments are determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.

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

Long-Term Incentive Plan

Under this plan, which became effective in fiscal 2000, awards are based upon progress towards achieving certain long-term strategic objectives established by the Board of Directors.  Incentive awards under the plan range from 0 to 40 percent of base compensation for the Vice Presidents and from 0 to 80 percent of base compensation for the CEO.  The actual amount of the award available to a given individual is based upon the collective performance level of participants as determined by the Board of Directors.  Awards paid under the plan may be paid in the form of cash paid to the employee’s Supplemental Executive Retirement Plan, as discussed below, or in the form of contract rights, in each case as determined by the Board of Directors.  All awards will be subject to a three year vesting schedule.  The Board of Directors retains the discretion to determine the amount of any cash awards and/or contract rights to be made available to plan participants with respect to a given fiscal year.

In fiscal 2004, 316.69 contract rights were granted at a stated value of $1,750 per contract right or a total stated value of $554,212.  As of August 31, 2004, there were 1,673.29 contract rights, at a total stated value of $2.9 million, issued and outstanding, 1,089.69 of which were vested.  The table below lists the executives named in the compensation table who have been granted and hold contract rights.

Long-Term Incentive Plan Awards

	Fiscal 2004 Contract Rights		Total Contract Rights Held			Fiscal 2004 Representative Payout (1)
Executive Officers	Granted	Stated Value	Granted	Vested	Stated Value

James J. Horvath	176.17	$308,295	936.01	619.22	$1,638,020	$83,828
Thomas S. Astrup	36.37	$63,648	121.57	58.12	$212,752	$5,453
David A. Berg	43.63	$76,355	213.15	136.45	$373,014	$18,211
Brian F. Ingulsrud	16.57	$29,006	16.57	—	$29,006	$—
Joseph J. Talley	43.95	$76,908	214.37	137.35	$375,142	$18,325
David A. Walden	—	—	171.62	138.55	$300,334	$18,476

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

Retirement Plans

The Company and Sidney Sugars have established noncontributory, defined benefit retirement plans which are available to all eligible employees of the Company and Sidney Sugars.  Those employees who are covered by a collective bargaining agreement participate in Plan B, while employees who are not subject to a collective bargaining agreement, including the executive officers listed on the Summary Compensation Table, participate in pension Plan A.  The benefits of the plans are funded by periodic Company contributions to a retirement trust which invests the Company’s contributions and the earnings from such contributions in order to pay the benefits to the employees.  The plans provide for the payment of monthly retirement benefits determined under a calculation based on years of service and a participant’s compensation.  Retirement benefits are paid to participants upon normal retirement at the age of 65 or later or upon early retirement.  The plans also provide for the payment of certain disability and death benefits.

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

American Crystal Sugar Company

2004 Calculation

Plan A Qualified and Non-Qualified Supplemental Benefits

	Years of Service
Remuneration	15	20	25	30	35

$125,000	$23,473	$31,297	$39,122	$46,946	$46,946
$150,000	$28,723	$38,297	$47,872	$57,446	$57,446
$175,000	$33,973	$45,297	$56,622	$67,946	$67,946
$200,000	$39,223	$52,297	$65,372	$78,446	$78,446
$225,000	$44,473	$59,297	$74,122	$88,946	$88,946
$250,000	$49,723	$66,297	$82,872	$99,446	$99,446
$300,000	$60,223	$80,297	$100,372	$120,446	$120,446
$400,000	$81,223	$108,297	$135,372	$162,446	$162,446
$450,000	$91,723	$122,297	$152,872	$183,446	$183,446
$500,000	$102,223	$136,297	$170,372	$204,446	$204,446
$600,000	$123,223	$164,297	$205,372	$246,446	$246,446
$700,000	$144,223	$192,297	$240,372	$288,446	$288,446
$800,000	$165,223	$220,297	$275,372	$330,446	$330,446
$900,000	$186,223	$248,297	$310,372	$372,446	$372,446
$1,000,000	$207,223	$276,297	$345,372	$414,446	$414,446

The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 19 years; Mr. Astrup has served for 10 years; Mr. Berg has served for 17 years; Mr. Ingulsrud has served for 13 years; and Mr. Talley has served for 10 years.

The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax and after-tax basis, a portion of their gross compensation in trust to pay future retirement benefits.  The Company matches 100 percent of the nonunion and eligible union year-round participant’s pre-tax contribution up to 4 percent and 2 percent respectively of their gross earnings.  The total annual addition to any employee’s account in any calendar year may not exceed the lesser of (i) $40,000 or (ii) 100 percent of annual compensation less the amount of the employer match and the employee deferral.  For calendar 2004, the employee pre-income tax contribution is limited to $13,000 and an additional $3,000 of Catch-up contributions, if applicable.  Benefits under the 401(k) plans can begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59½, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70½ or is terminated.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2004 and 2003 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2004	2003
Audit Fees	$121	$102
Audit-Related Fees	45	64
Tax Fees	43	33
All Other Fees	—	—
Total	$209	$199

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2004 and fiscal 2003.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2004 and fiscal 2003.  These services include: Benefit Plan audits; Sarbanes-Oxley Act advisory services; and accounting research.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2004 and fiscal 2003.  These services include tax return preparation, tax planning and tax research.

All Other Fees.  The All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide

Bailly LLP to the Company and consolidated companies.  There were no other fees paid to Eide Bailly LLP for fiscal 2004 or fiscal 2003.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  Annually, management presents the Audit Committee with proposals for such services.  At that time, the Audit Committee approves or disapproves the professional services.  The Audit Committee approved all of the services and the fees billed for such services to the Company that are included above.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2004 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this report

	1.	Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended August 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of August 31, 2004 and 2003
Consolidated Statements of Changes in Members’ Investments for the Years Ended August 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended August 31, 2004, 2003 and 2002
Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules
None

	3.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)	Reports on Form 8-K

None

(c)	Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2004.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
President and Chief Executive Officer

Dated: November 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. HORVATH	President and Chief Executive Officer	November 24, 2004
(Principal Executive Officer)

/s/ JOSEPH J. TALLEY	Vice President-Finance and Chief Financial	November 24, 2004
Officer (Principal Financial Officer)

/s/ MARK P. KALVODA	Corporate Controller	November 24, 2004
(Principal Accounting Officer)

/s/ MICHAEL A. ASTRUP	Director	November 24, 2004

/s/ JERRY D. BITKER	Director	November 24, 2004

/s/ RICHARD BORGEN	Director	November 24, 2004

/s/ JOHN GUDAJTES	Director	November 24, 2004

/s/ CURTIS HAUGEN	Director	November 24, 2004

/s/ LONN M. KIEL	Director	November 24, 2004

/s/ DAVID J. KRAGNES	Director	November 24, 2004

/s/ FRANCIS L. KRITZBERGER	Director	November 24, 2004

/s/ PATRICK D. MAHAR	Director	November 24, 2004

/s/ JEFF MCINNES	Director	November 24, 2004

/s/ RONALD E. REITMEIER	Director	November 24, 2004

/s/ JIM A. ROSS	Director	November 24, 2004

/s/ G. TERRY STADSTAD	Director	November 24, 2004

/s/ ROBERT VIVATSON	Director	November 24, 2004

/s/ NEIL WIDNER	Director	November 24, 2004

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company (a Minnesota cooperative corporation) as of August 31, 2004 and 2003, and the related consolidated statements of operations, changes in members’ investments and cash flows for the years ended August 31, 2004, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended August 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Sioux Falls, South Dakota
October 5, 2004

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2004	2003	2002
Net Revenue	$1,033,088	$829,246	$775,288

Cost of Sales	338,368	290,831	206,789

Gross Proceeds	694,720	538,415	568,499

Selling, General and Administrative Expenses	199,934	163,280	159,376

Operating Proceeds	494,786	375,135	409,123

Other Income (Expense):
Interest Income	169	1,520	2,009
Interest Expense, Net	(20,149)	(16,871)	(14,578)
Other, Net	2,097	3,334	2,098

Total Other (Expense)	(17,883)	(12,017)	(10,471)

Proceeds Before Minority Interest and Income Tax Expense	476,903	363,118	398,652

Minority Interest	(3,593)	(1,142)	—

Income Tax Expense	(188)	(74)	(64)

Net Proceeds Resulting from Member and Non-Member Business	$473,122	$361,902	$398,588

Distributions of Net Proceeds:
Credited (Charged) to Members’ Investments:
Non-Member Business Income (Loss)	$4,240	$5,799	$(733)
Equity Retention Declared to Members	—	—	1,177
Unit Retains Declared to Members	29,991	17,486	24,154
Net Credit to Members’ Investments	34,231	23,285	24,598
Payments to Members for PIK Certificates, Net of Equity Retention Declared	—	—	22,320
Payments to Members for Sugarbeets, Net of Unit Retains Declared	438,891	338,617	351,670
Total	$473,122	$361,902	$398,588

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2004	2003
Current Assets:
Cash and Cash Equivalents	$184	$859
Receivables:
Trade	79,185	64,056
Members	5,105	3,993
Other	4,085	4,403
Advances to Related Parties	13,199	4,891
Inventories	129,285	130,981
Prepaid Expenses	4,846	7,062

Total Current Assets	235,889	216,245

Property and Equipment:
Land	43,195	39,393
Buildings	93,988	90,181
Equipment	809,775	794,416
Construction in Progress	3,118	4,989
Less Accumulated Depreciation	(619,534)	(586,167)

Net Property and Equipment	330,542	342,812

Net Property and Equipment Held for Lease	160,643	170,656

Other Assets:
Investments in CoBank, ACB	19,069	21,685
Investments in Marketing Cooperatives	4,487	6,166
Investments in Crystech, LLC	15,353	15,330
Other Assets	56,343	36,857

Total Other Assets	95,252	80,038

Total Assets	$822,326	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

Liabilities and Members’ Investments

	2004	2003
Current Liabilities:
Short-Term Debt	$30,199	$49,989
Current Maturities of Long-Term Debt	20,932	11,282
Accounts Payable	27,336	23,192
Advances Due to Related Parties	8,035	4,604
Other Current Liabilities	20,227	18,710
Amounts Due Growers	70,487	58,896

Total Current Liabilities	177,216	166,673

Long-Term Debt, Net of Current Maturities	250,086	286,922

Accrued Employee Benefits	33,939	31,053

Other Liabilities	10,297	10,988

Total Liabilities	471,538	495,636

Commitments and Contingencies (See Note 18)

Minority Interest in ProGold Limited Liability Company	47,362	43,769

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	29	30
Additional Paid-In Capital	152,261	148,238
Unit Retains	138,714	125,409
Equity Retention	2,708	2,719
Accumulated Other Comprehensive Income (Loss)	(376)	(11,900)
Retained Earnings (Accumulated Deficit)	(28,185)	(32,425)

Total Members’ Investments	303,426	270,346

Total Liabilities and Members’ Investments	$822,326	$809,751

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments

For the Years Ended August 31

(In Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unit Retains	Equity Retention	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Annual Comprehensive Income (Loss)
Balance, August 31, 2001	$38,275	$31	$137,241	$116,480	$1,560	$(436)	$(37,491)	$255,660
Non-Member Business (Loss)	—	—	—	—	—	—	(733)	(733)	$(733)
Pension Liability Adjustment	—	—	—	—	—	(881)	—	(881)	(881)
Unit Retains Withheld from Members	—	—	—	24,154	—	—	—	24,154	—
Equity Retention	—	—	—	—	1,177	—	—	1,177	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(16,533)	(4)	—	—	(16,537)	—
Stock Issued, Net	—	(1)	5,828	—	—	—	—	5,827	—

Balance, August 31, 2002	38,275	30	143,069	124,101	2,733	(1,317)	(38,224)	268,667	$(1,614)
Non-Member Business Income	—	—	—	—	—	—	5,799	5,799	$5,799
Pension Liability Adjustment	—	—	—	—	—	(10,583)	—	(10,583)	(10,583)
Unit Retains Withheld from Members	—	—	—	17,486	—	—	—	17,486	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(16,178)	(14)	—	—	(16,192)	—
Stock Issued, Net	—	—	5,169	—	—	—	—	5,169	—

Balance, August 31, 2003	38,275	30	148,238	125,409	2,719	(11,900)	(32,425)	270,346	$(4,784)
Non-Member Business Income	—	—	—	—	—	—	4,240	4,240	$4,240
Pension Liability Adjustment	—	—	—	—	—	11,524	—	11,524	11,524
Unit Retains Withheld from Members	—	—	—	29,991	—	—	—	29,991	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(16,686)	(11)	—	—	(16,697)	—
Stock Issued, Net	—	(1)	4,023	—	—	—	—	4,022	—

Balance, August 31, 2004	$38,275	$29	$152,261	$138,714	$2,708	$(376)	$(28,185)	$303,426	$15,764

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2004	2003	2002
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$473,122	$361,902	$398,588
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(438,891)	(338,617)	(351,670)
Payments To/Due Members for PIK Certificates, Net of Equity Retention Declared	—	—	(22,320)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	56,835	48,354	40,389
Income from Equity Method Investees	(286)	(4,873)	(2,828)
Loss on the Disposition of Property and Equipment	749	485	839
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(542)	(276)	(437)
Gain on the Disposition of Assets Held for Sale	(1,341)	—	—
Deferred Gain Recognition	(197)	(197)	(197)
Minority Interest in ProGold Limited Liability Company	3,593	1,142	—
Changes in Assets and Liabilities:
Receivables	(15,923)	(4,129)	5,921
Inventories	1,965	(14,418)	(11,387)
Prepaid Expenses	2,216	(1,233)	(2,546)
Long-Term Prepaid Pension Expense	(11,196)	(10,272)	(5,668)
Advances To/Due to Related Parties	(4,877)	7,957	3,112
Accounts Payable	3,994	5,017	(1,612)
Other Liabilities	3,045	6,589	1,153
Amounts Due Growers	11,591	(20,350)	(3,520)
Net Cash Provided By Operating Activities	83,857	37,081	47,817

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(30,045)	(30,967)	(16,258)
Purchases of Property and Equipment Held for Lease	(1,119)	(400)	—
Proceeds from the Sale of Property and Equipment	68	51	138
Proceeds from the Disposition of Assets Held for Sale	1,655	—	—
Equity Distribution from Crystech, LLC	1,044	1,044	—
Equity Refund from CoBank, ACB	3,158	2,816	683
Investments in Marketing Cooperatives	1,068	(2,093)	—
Acquisition of Equity Interest in ProGold Limited Liability Company, Net of Cash Acquired	—	(9,766)	—
Acquisition by Sidney Sugars Incorporated	—	(35,184)	—
Acquisition by Crab Creek Sugar Company	(5,763)	—	—
Changes in Other Assets	5,053	1	(517)
Net Cash (Used In) Investing Activities	(24,881)	(74,498)	(15,954)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	(19,790)	42,989	(6,963)
Proceeds from Issuance of Long-Term Debt	—	31,000	—
Long-Term Debt Repayment	(27,186)	(24,712)	(20,070)
Proceeds from Issuance of Stock	4,022	5,169	5,827
Payment of Unit Retains and Equity Retention	(16,697)	(16,192)	(16,537)
Net Cash Provided By (Used In) Financing Activities	(59,651)	38,254	(37,743)
Increase (Decrease) In Cash and Cash Equivalents	(675)	837	(5,880)
Cash and Cash Equivalents, Beginning of Year	859	22	5,902

Cash and Cash Equivalents, End of Year	$184	$859	$22

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

Sidney Sugars was formed in fiscal 2003 under the laws of the State of Minnesota, and on October 7, 2002, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities (See Note 11). Activities associated with Sidney Sugars are considered non-member business.

Crab Creek was formed in fiscal 2003 under the laws of the State of Minnesota, and on September 8, 2003, acquired the control of a sugarbeet processing facility and the related marketing allocations associated with such facility (See Note 12).

Effective May 1, 2003, the Company acquired an additional five percent ownership interest in ProGold resulting in an increase in the Company’s ownership in ProGold to 51 percent.  Due to the Company’s resulting controlling ownership interest in ProGold, the Company began to consolidate ProGold in its financial statements as of May 1, 2003.  The financial statements for prior periods have not been restated and therefore do not include consolidated data pertaining to ProGold prior to May 1, 2003.

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

Ongoing credit evaluations of customers’ financial condition are performed and the Company maintains a reserve for potential credit losses.  The carrying amount of trade receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected.

Inventories

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.  Sugarbeets are valued at the projected gross per-ton beet payment related to that year’s crop.

Net Property and Equipment

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

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the year.

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

Retained Earnings (Accumulated Deficit) - Retained earnings represents the cumulative net income (loss) resulting from non-member business and, for years prior to 1996, the difference between member income as determined for financial reporting purposes and for federal income tax reporting purposes.

Interest Expense, Net

The Company earns patronage dividends from CoBank, ACB based on the Company’s share of the net income earned by CoBank, ACB.  These patronage dividends are applied against interest expense.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits.  Such amendment requires additional disclosures to interim and annual financial statements but does not change the recognition requirements related to pensions and postretirement benefits. This amendment became effective for the interim period ending May 31, 2004.

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

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations. Shipping and handling costs were $127.8 million, $100.2 million and $96.9 million for the years ended August 31, 2004, 2003 and 2002, respectively.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform with the 2004 presentation. These reclassifications had no effect on previously reported results of operations or Members’ Investments.

(2) RECEIVABLES:

The Company did not have any customer that accounted for 10 percent or more of total receivables as of August 31, 2004 or 2003.

(3) INVENTORIES:

The major components of inventories as of August 31, 2004 and 2003 are as follows:

(In Thousands)	2004	2003
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$107,812	$111,259
Maintenance Parts and Supplies	21,473	19,722
Total Inventories	$129,285	$130,981

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.1 million, $1.0 million and $ .7 million in 2004, 2003 and 2002, respectively.  Construction period interest capitalized was $ .3 million, $ .3 million and $ .1 million in 2004, 2003 and 2002, respectively. Depreciation expense was $51.6 million, $44.0 million and $38.9 million in 2004, 2003 and 2002, respectively. The Company had outstanding commitments totaling $3.6 million as of August 31, 2004, for equipment and construction contracts related to various capital projects.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2007.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. The components of Net Property and Equipment Held for Lease as of August 31, 2004 and 2003 are shown below:

(In Thousands)	2004	2003
Land and Land Improvements	$7,795	$7,762
Buildings	40,919	40,855
Equipment	199,261	198,266
Construction in Progress	319	464
Less Accumulated Depreciation	(87,651)	(76,691)

Net Property and Equipment Held for Lease	$160,643	$170,656

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2005	$23,452
2006	23,452
2007	23,452
2008	8,093

Total	$78,449

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 59 percent ownership interest and a 25 percent voting interest in United.  The investment is accounted for using the equity method.  All sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $12.6 million and $4.5 million as of August 31, 2004 and 2003, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.0 million, $1.0 million and $1.3 million for services provided during 2004, 2003 and 2002, respectively.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances (from) Midwest of $(4.4) million and $(1.4) million as of August 31, 2004 and 2003, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $12,000, $13,000 and $13,000 for services provided during 2004, 2003 and 2002, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2004, Midwest had outstanding short-term debt with CoBank, ACB of $4.0 million, of which $1.4 million was guaranteed by the Company.

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

During fiscal 2003, the $13.9 million of outstanding notes receivable issued to the Company from Crystech were converted into Preferred Equity.  On a cumulative basis, the Company receives an annual allocation of Crystech’s net income equal to 7.5 percent of the initial value of the Preferred Equity contribution or approximately $1.0 million.  Interest income related to the previously outstanding notes totaled approximately $1.0 million in 2003 and 2002.  The Company also had outstanding payables to Crystech of approximately $3.5 million and $3.2 million as of August 31, 2004 and 2003, respectively, related to the tolling services agreement.  Following is summary financial information for Crystech:

As of August 31, (In Thousands)	2004	2003
Current Assets	$3,542	$3,286
Long-Term Assets	43,844	56,293
Total Assets	$47,386	$59,579

Current Liabilities	$9,215	$9,222
Long-Term Liabilities	21,501	33,787
Total Liabilities	30,716	43,009
Members’ Equity	16,670	16,570
Total Liabilities and Members’ Equity	$47,386	$59,579

For the Years Ended August 31, (In Thousands)	2004	2003	2002
Revenue	$21,261	$23,070	$22,519
Operating Expenses	16,911	16,890	16,812
Other Expenses	3,206	5,036	5,937
Net Income (Loss)	$1,144	$1,144	$(230)

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2004 and 2003 is summarized below:

(In Thousands)	2004	2003
Term Loans from CoBank, ACB, due in varying amounts through 2008, interest at fixed rates of 2.36% to 8.57%, with senior lien on substantially all non-current assets	$158,293	$181,800
Term Loans from Insurance Companies, due in varying amounts from 2010 through 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	65,714	68,333
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2018, interest at fixed rates of 3.90% to 5.40% and a varying rate of 1.64% as of August 31, 2004, substantially secured by letters of credit	43,011	43,271
Term Loan from the Bank of North Dakota, due in equal amounts through 2009, interest at fixed rates of 3.30% and 6.34%, unsecured	4,000	4,800
Total Long-Term Debt	271,018	298,204
Less Current Maturities	(20,932)	(11,282)
Long-Term Debt, Net of Current Maturities	$250,086	$286,922

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2005	$20,932
2006	$25,447
2007	$32,962
2008	$74,477
2009	$20,992

As of August 31, 2004, the unused portion of the term loan line of credit with CoBank, ACB, was $42.3 million.

The short-term debt outstanding as of August 31, 2004 and 2003 is summarized below:

(In Thousands)	2004	2003
Commercial Paper, at a fixed interest rate of 1.74%, due 9/1/04	$30,199	$49,989

During the year ended August 31, 2004, the Company borrowed from CoBank, ACB, the Commodity Credit Corporation and issued commercial paper to meet its short-term borrowing requirements.  As of August 31, 2004, the Company had available short-term lines of credit totaling $259.9 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2004 and 2003, follow:

(In Thousands, Except Interest Rates)	2004	2003
Maximum Borrowings	$257,102	$195,433
Average Borrowing Levels	$146,141	$113,142
Average Interest Rates	1.49%	1.84%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investment; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2004, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $21.1 million, $17.3 million and $15.0 million for the years ended August 31, 2004, 2003 and 2002, respectively.

The Company had outstanding letters of credit totaling $47.9 million as of August 31, 2004.

(9) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2004, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has a non-qualified supplemental executive retirement plan for certain employees.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, May 31, 2004:

Percentage of Pension Plan Assets by Asset Class as of May 31, 2004

Asset Class	Target Range	Actual Allocation
Large U.S. Stocks	20.0%-40.0%	31.9%
Small U.S. Stocks	17.5%-27.5%	21.2%
Non-U.S. Stocks	17.5%-27.5%	24.0%
U.S. Bonds	15.0%-35.0%	22.9%
Cash	0.0%-5.0%	0.0%

The Investment Committee has the responsibility of managing the operations and administration of American Crystal Sugar Company’s retirement plans and trust.  The Investment Committee has an investment policy for the pension plan assets that establishes target asset allocations as shown above.  The Investment Committee is committed to diversification to reduce the risk of large losses.  To that end, the Investment Committee has adopted policies requiring that each asset class will be diversified and equity exposure will be limited to 85% of the total portfolio value. The stated goal is for each component of the plan to earn a rate of return greater than its corresponding benchmark.  Progress of the plan against its return objectives will be measured over a full market cycle.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as, the target asset allocation of the pension portfolio.  This resulted in the selection of the 8.25% long-term rate of return on assets assumption.

The following schedule reflects the expected pension benefit payments during each of the next five years and the aggregate for the following five years:

(In Thousands)	Expected Benefit Payments
2005	$4,003
2006	4,238
2007	4,509
2008	4,775
2009	5,040
2010-2014	30,664
Total	$53,229

The Company expects to contribute approximately $6.0 million to the pension plans during the next fiscal year.

The Company has a medical plan and a Medicare supplement plan which are available to union retirees and certain non-union retirees.  The costs of these plans are shared by the Company and plan participants.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2004, 2003 and 2002:

Components of Net Periodic Pension Cost

(In Thousands)	2004	2003	2002
Service Cost	$2,772	$2,271	$1,978
Interest Cost	6,017	5,718	5,407
Expected Return on Plan Assets	(5,960)	(5,416)	(5,773)
Multiple Employer Adjustment	(342)	(96)	(81)
Amortization of Net Transition Assets	(124)	(124)	(300)
Amortization of Prior Service Costs	544	544	501
Amortization of Net Loss	1,999	862	207
Net Periodic Pension Cost	$4,906	$3,759	$1,939

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2004	2003	2002
Service Cost	$1,223	$814	$705
Interest Cost	1,924	1,457	1,312
Amortization of Net (Gain) Loss	498	20	(68)
Net Periodic Post-Retirement Cost	$3,645	$2,291	$1,949

For measurement purposes, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2005.  The rate is assumed to decline to 6.0 percent over the next five years.  For participants age 65 and older, a 14.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2005.  The rate is assumed to decline to 9.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$735	$(525)
Effect on the accumulated post-retirement benefit obligation	$5,273	$(4,244)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2004 and 2003 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2004 and 2003:

	Pension		Post-Retirement
(In Thousands)	2004	2003	2004	2003
Change in Benefit Obligation
Obligation at the Beginning of the Year	$98,979	$78,339	$31,540	$18,556
Service Cost	2,772	2,271	1,223	781
Interest Cost	6,017	5,718	1,924	1,432
Plan Participant Contributions	—	—	712	645
Acquisitions	—	—	—	500
Actuarial (Gain) Loss	(6,801)	16,548	(1,993)	10,597
Benefits Paid	(4,031)	(3,897)	(1,254)	(971)
Obligation at the End of the Year	$96,936	$98,979	$32,152	$31,540

Change in Plan Assets
Fair Value at the Beginning of the Year	$73,992	$65,771	$—	$—
Actual Return on Plan Assets	12,972	(2,906)	—	—
Plan Participant Contributions	—	—	712	645
Employer Contributions	15,174	15,024	542	326
Benefits Paid	(4,031)	(3,897)	(1,254)	(971)
Fair Value at the End of the Year	$98,107	$73,992	$—	$—

Funded Status
Funded Status as of August 31,	$1,171	$(24,987)	$(32,152)	$(31,540)
Unrecognized Net Transition Asset	(21)	(145)	—	—
Unrecognized Actuarial Loss	27,315	43,126	6,680	9,171
Unrecognized Prior Service Cost	1,734	2,279	—	—
Adjustment for Multiple Employer Plan	(6)	(348)	—	—
Net Amount Recognized	$30,193	$19,925	$(25,472)	$(22,369)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$33,688	$10,713	$—	$—
Accrued Benefit Liability	(3,903)	(3,451)	(25,472)	(22,369)
Intangible Asset	32	763	—	—
Accumulated Other Comprehensive Loss	376	11,900	—	—
Net Amount Recognized	$30,193	$19,925	$(25,472)	$(22,369)

Change in Additional Minimum Liability (for the current year)

2004
Other Comprehensive Income	$11,524
Intangible Asset Decrease	$(731)
Accrued Pension Liability Decrease	$12,255

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2004	2003	2004	2003
Discount Rate	6.84%	6.17%	6.84%	6.17%
Expected Return on Plan Assets	8.25%	8.25%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

Long-Term Incentive Plan

The Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is related to the value of preferred shares of the Company as determined by the Board of Directors.  In fiscal 2004, 316.69 contract rights were granted at a stated value of $1,750 per contract right or a total stated value of $554,212.  As of August 31, 2004, there were 1,673.3 rights, at a stated value of $2.9 million, issued and outstanding, 1,089.69 of which were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.6 million, $1.6 million and $1.5 million for the years ended August 31, 2004, 2003 and 2002, respectively.

(10) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2004, 2003 and 2002:

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
August 31, 2004	$76.77	600,000	498,570
August 31, 2003	$76.77	600,000	498,570
August 31, 2002	$76.77	600,000	498,570

Common Stock:
August 31, 2004	$10.00	4,000	2,873
August 31, 2003	$10.00	4,000	2,995
August 31, 2002	$10.00	4,000	3,035

The Company received $4.0 million, $5.2 million and $5.8 million in 2004, 2003 and 2002, respectively, related to the 1997 stock offering.  The $4.0 million received in 2004 was the final amount due from the 1997 stock offering.

(11) SIDNEY SUGARS INCORPORATED:

On October 7, 2002, the Company, through Sidney Sugars, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities for a purchase price of approximately $35.2 million.  Sidney Sugars operates the facility located at Sidney, Montana.  The facility located in Torrington, Wyoming, has been leased, on a long-term basis, to another sugar producer.  The lease payments due under the long-term lease are nominal.  The facility located in Hereford, Texas, was sold in July 2004.  As part of the acquisition transaction, the Company acquired the rights to marketing allocations equal to approximately 4.8 percent of the total allocation for the domestic sugarbeet segment.  A portion of these marketing allocations are being used to market the sugar produced at the Sidney, Montana, facility.  Any excess allocations are available to the Company.  The sugar produced by Sidney Sugars is marketed through United while substantially all the agri-products produced are marketed through Midwest.

(12) CRAB CREEK SUGAR COMPANY:

On September 8, 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC), certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington, sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington, sugarbeet factory for a purchase price of approximately $6.7 million.  In addition, Crab Creek entered into various contracts with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake, Washington, facility.  In connection with this acquisition, the United States Department of Agriculture (USDA) transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake, Washington, facility.

(13) PROGOLD LIMITED LIABILITY COMPANY:

Effective May 1, 2003, the Company acquired Minn-Dak Farmer Cooperative’s five percent ownership interest in ProGold for $10.3 million.  This acquisition resulted in an increase in the Company’s ownership in ProGold to 51 percent, while Golden Growers Cooperative continued to own 49 percent.  Due to the Company’s resulting controlling ownership interest in ProGold, the Company began to consolidate ProGold in its financial statements as of May 1, 2003.  Following is summary financial information for ProGold prior to consolidation:

(In Thousands)	For the Eight Months Ended April 30, 2003	For the Year Ended August 31, 2002
Rental Revenue on Operating Lease	$17,026	$26,302
Expenses	12,751	20,402
Net Income	$4,275	$5,900

(14) SEGMENT REPORTING:

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2004
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,007,251	$25,837	$1,033,088
Gross Proceeds	$680,854	$13,866	$694,720

Depreciation and Amortization	$45,809	$11,026	$56,835
Interest Income	$163	$6	$169
Interest Expense	$13,822	$6,327	$20,149
Income from Equity Method Investees	$286	$—	$286
Other Income (Expense), Net	$2,206	$(109)	$2,097
Net Proceeds	$465,790	$7,332	$473,122

Capital Expenditures	$30,045	$1,119	$31,164

	For the Year Ended August 31, 2003
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$820,606	$8,640	$829,246
Gross Proceeds	$533,756	$4,659	$538,415

Depreciation and Amortization	$44,687	$3,667	$48,354
Interest Income	$1,519	$1	$1,520
Interest Expense	$14,582	$2,289	$16,871
Income from Equity Method Investees	$4,873	$—	$4,873
Other Income (Expense), Net	$3,334	$—	$3,334
Net Proceeds	$359,570	$2,332	$361,902

Capital Expenditures	$46,783	$400	$47,183

	As of August 31, 2004
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$330,540	$2	$330,542
Assets Held for Lease, Net	$—	$160,643	$160,643
Segment Assets	$650,186	$172,140	$822,326

	As of August 31, 2003
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$342,807	$5	$342,812
Assets Held for Lease, Net	$—	$170,656	$170,656
Segment Assets	$627,160	$182,591	$809,751

The Company had only one reportable segment, Sugar, for the year ended August 31, 2002.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Long-Term Debt - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $281.3 million in comparison to the carrying value of $271.0 million.

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

(16) PAYMENT-IN-KIND PROGRAM:

Under the USDA Payment-In-Kind (PIK) program, the Company’s members were paid to destroy a portion of their 2001 sugarbeet crop.  Payments to the Company’s members were made by the USDA in the form of PIK certificates to be exchanged for government owned sugar.  The Company entered into contracts with its members to purchase the PIK certificates they received from the USDA and to reduce the members’ delivery obligations to the Company to the extent sugarbeets were destroyed under the PIK program.  The purchase price for the PIK certificates reflected an allocation of the Company’s fixed costs to account for the reduction of sugarbeets available for processing.

As a result of the PIK program, the 2001 sugarbeet crop harvested by the Company’s members was reduced by approximately 29,000 acres.  The PIK certificates received were exchanged for approximately 1.2 million hundredweight of sugar during fiscal 2002.

(17) INCOME TAXES:

Total income tax payments (refunds) were $69,810, $(15,710), and $(15,400) in the years ended August 31, 2004, 2003 and 2002, respectively.

As of August 31, 2004, the Company had accumulated approximately $21.4 million of net operating loss carry-forwards for income tax reporting purposes.  The net operating loss carry-forwards expire in the years 2018 through 2022.  The Company’s net deferred tax liability as of August 31, 2004 and 2003 is reflected below.

(In Thousands)	2004	2003
Deferred Tax Assets related to non-patronage source loss carry-forwards	$11,000	$10,140
Deferred Tax Liability related to non-patronage source temporary differences	13,300	12,340

Net Deferred Tax Liability	$2,300	$2,200

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2004, 2003 and 2002 is shown below.

	2004	2003	2002
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(41.2)%	(41.2)%	(41.2)%
Other, net	0.3%	0.3%	0.3%
Effective tax rate	0.1%	0.1%	0.1%

(18) ENVIRONMENTAL MATTERS:

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

On May 21, 2003, Sidney Sugars received an Enforcement Action for Air Quality Violation letter from the Montana Department of Environmental Quality for alleged violations of allowed particulate emissions at the Sidney, Montana, facility.  On December 5, 2003, the Montana Department of Environmental Quality and Sidney Sugars entered into an Administrative Order on Consent (Consent Order) resolving this matter.  The Consent Order, among other matters, required Sidney Sugars to pay an administrative civil penalty of $52,104.  The seller of the Sidney, Montana, factory has indemnified Sidney Sugars for the amounts that were payable for this action.

The Company is currently conducting an environmental remediation plan at its Moorhead and Crookston, Minnesota, factories and at its Drayton, North Dakota, factory.  The total cost of this plan is approximately $2.4 million of which $ .5 million was recognized in fiscal 2003 and $1.9 million was recognized in fiscal 2002.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2004

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.3	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.4	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

10.5	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.6	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.7	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.9	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.11	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.12	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.13	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.14	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.15	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.16	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.17	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.18	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.19	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.20	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.21	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

+10.22	2003 Sugarbeet Delivery Agreement between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.32 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.23	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.24	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.25	Supplements to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 20, 2004 and August 13, 2004	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.