Form 10-Q
period 2004-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2005-01-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2004

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

YES    ☐                                                         NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 6, 2005
$10 Par Value	2,877

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	November 30		August 31,
	2004	2003	2004*
Current Assets:
Cash and Cash Equivalents	$758	$846	$184
Accounts Receivable:
Trade	72,877	65,662	79,185
Members	2,650	2,582	5,105
Other	3,613	3,330	3,605
Advances to Related Parties	2,823	8,875	13,508
Inventories	447,631	530,179	129,285
Prepaid Expenses	5,809	6,133	4,846

Total Current Assets	536,161	617,607	235,718

Property and Equipment:
Land	43,209	39,518	43,195
Buildings	94,582	90,206	93,988
Equipment	809,951	795,917	809,775
Construction-in-Progress	6,134	4,646	3,118
Less: Accumulated Depreciation	(632,149)	(596,521)	(619,534)

Net Property and Equipment	321,727	333,766	330,542

Net Property and Equipment Held for Lease	158,156	168,136	160,643

Other Assets:
Investments in CoBank, ACB	18,557	20,618	19,069
Investments in Marketing Cooperatives	4,538	5,186	4,487
Investments in Crystech, LLC	15,620	15,597	15,353
Other Assets	55,704	47,905	56,343

Total Other Assets	94,419	89,306	95,252

Total Assets	$1,110,463	$1,208,815	$822,155

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	November 30		August 31,
	2004	2003	2004*
Current Liabilities:
Short-Term Debt	$181,246	$247,182	$30,199
Current Maturities of Long-Term Debt	20,932	20,917	20,932
Accounts Payable	28,243	26,216	27,063
Advances Due to Related Parties	11,211	8,354	7,864
Accrued Continuing Costs (see note 6)	20,621	42,131	—
Other Current Liabilities	23,355	21,520	20,500
Amounts Due Growers	181,800	207,851	70,487

Total Current Liabilities	467,408	574,171	177,045

Long-Term Debt, Net of Current Maturities	245,872	272,811	250,086

Accrued Employee Benefits	34,999	32,165	33,939

Other Liabilities	9,919	11,431	10,297

Total Liabilities	758,198	890,578	471,367

Minority Interest in ProGold Limited Liability Company	48,284	44,581	47,362

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	30	29
Additional Paid-in Capital	152,261	150,446	152,261
Unit Retains	138,714	125,246	138,714
Equity Retention	2,708	2,718	2,708
Accumulated Other Comprehensive Income/(Loss)	(376)	(11,900)	(376)
Retained Earnings/(Deficit)	(27,630)	(31,159)	(28,185)

Total Members’ Investments	303,981	273,656	303,426

Total Liabilities and Members’ Investments	$1,110,463	$1,208,815	$822,155

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended November 30
	2004	2003

Net Revenue	$247,336	$230,204
Cost of Sales	58,117	(7,014)

Gross Proceeds	189,219	237,218

Selling, General and Administrative Expenses	51,417	42,899
Accrued Continuing Costs (see note 6)	20,621	42,131

Operating Proceeds	117,181	152,188

Other Income/(Expense)
Interest Income	132	117
Interest Expense	(4,432)	(4,910)
Other, Net	(111)	96
Total Other (Expense)	(4,411)	(4,697)

Proceeds before Minority Interest and Income Tax Expense	112,770	147,491

Minority Interest	(922)	(812)

Income Tax Expense	—	—
Net Proceeds Resulting from Member and Non-Member Business	$111,848	$146,679

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$555	$1,266
Unit Retains Declared to Members	—	—
Net Credit to Members’ Investments	555	1,266
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	111,293	145,413

Total	$111,848	$146,679

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars In Thousands)

	For the Three Months Ended November 30
	2004	2003
Cash Provided By/(Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$111,848	$146,679
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	(111,293)	(145,413)
Add/(Deduct) Non-Cash Items:
Depreciation and Amortization	17,422	17,789
(Income) from Equity Method Investees	(275)	(293)
Loss on the Disposition of Property and Equipment	599	294
Deferred Gain Recognition	(49)	(49)
Minority Interest in ProGold Limited Liability Company	922	812
Changes in Assets and Liabilities:
Receivables	8,755	205
Inventories	(318,346)	(399,198)
Prepaid Expenses	(963)	929
Long-Term Prepaid Pension Expense	(362)	(5,431)
Advances To/Due to Related Parties	14,032	440
Accounts Payable	1,180	2,996
Accrued Continuing Costs	20,621	42,131
Other Liabilities	3,536	3,255
Amounts Due Growers	111,313	148,956
Net Cash (Used In) Operations	(141,060)	(185,898)

Cash Provided By/(Used In) Investing Activities:
Purchases of Property and Equipment	(5,785)	(5,049)
Purchases of Property and Equipment Held for Lease	(277)	(256)
Proceeds from the Sale of Property and Equipment	—	21
Equity Refund from CoBank, ACB	512	1,067
Investments in Marketing Cooperatives	—	1,049
Acquisition by Crab Creek Sugar Company	—	(5,763)
Changes in Other Assets	351	(96)
Net Cash (Used In) Investing Activities	(5,199)	(9,027)

Cash Provided By/(Used In) Financing Activities:
Net Proceeds from Short-Term Debt	151,047	197,343
Long-Term Debt Repayment	(4,214)	(4,476)
Proceeds from Issuance of Stock	—	2,209
Payment of Unit Retains & Equity Retention	—	(164)
Net Cash Provided By Financing Activities	146,833	194,912
Increase/(Decrease) In Cash and Cash Equivalents	574	(13)
Cash and Cash Equivalents, Beginning of Year	184	859

Cash and Cash Equivalents, End of Period	$758	$846

Non-Cash Investing and Financing Activities: In September 2003, a note payable in the amount of $969,000 was issued in connection with the acquisition by Crab Creek Sugar Company.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

NOVEMBER 30, 2004 AND 2003

(Unaudited)

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

The Company’s consolidated financial statements are comprised of: American Crystal Sugar Company; its wholly-owned subsidiaries Sidney Sugars Incorporated (Sidney Sugars) and Crab Creek Sugar Company (Crab Creek); and ProGold Limited Liability Company (ProGold), a limited liability company in which the Company holds a 51 percent ownership interest.

Crab Creek was formed in fiscal 2003 under the laws of the State of Minnesota, and on September 8, 2003, acquired the control of a sugarbeet processing facility and the related marketing allocations associated with such facility.

All material inter-company transactions have been eliminated.

The operating results for the three month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2004 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2004 Sidney sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

Certain reclassifications have been made to the November 30, 2003 and the August 31, 2004 consolidated financial statements to conform with the November 30, 2004 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

Note 2:  Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued FASB Staff Position (FSP) FAS-106-2, which provides accounting guidance related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  This FSP became effective for the Company on September 1, 2004.  The Company has a post-retirement plan for certain non-union employees that currently coordinates with Medicare’s medical coverage and provides tiered prescription drug coverage.  The Company has initially determined that the plan is not actuarially equivalent to Medicare Part D and therefore expects that the application of this FSP will have no material effect on the amounts recorded for post-retirement benefits.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	11/30/04	11/30/03	8/31/04
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$151,576	$214,986	$107,812
Unprocessed Sugarbeets	274,500	296,611	—
Maintenance Parts & Supplies	21,555	18,582	21,473

Total Inventories	$447,631	$530,179	$129,285

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts & supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4:  Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $225 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of November 30, 2004, the Company had outstanding commercial paper of $181.2 million at an average interest rate of 2.6% and maturity dates between December 1, 2004 and May 31, 2005.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of November 30, 2004. The Company had $6.0 million of short-term letters of credit outstanding as of November 30, 2004.

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

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $3.4 million in each of the three months ended November 30, 2004 and 2003.

Note 6:  Accrued Continuing Costs

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

Note 7:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the Three Months ended November 30, 2004 and 2003:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended
	November 30,
	2004	2003
Service Cost	$817	$693
Interest Cost	1,771	1,504
Expected Return on Plan Assets	(2,016)	(1,490)
Multiple Employer Adjustment	(40)	(86)
Amortization of Net Transition Assets	(5)	(31)
Amortization of Prior Service Costs	256	136
Amortization of Net (Gain) Loss	333	500
Net Periodic Pension Cost	$1,116	$1,226

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended
	November 30,
	2004	2003
Service Cost	$275	$280
Interest Cost	543	441
Amortization of Net (Gain) Loss	72	114
Net Periodic Post-Retirement Cost	$890	$835

For the three months ended November 30, 2004, the Company had made contributions of approximately $1.3 million related to pensions.  An additional $4.7 million is expected to be contributed prior to the end of the current fiscal year.  The Company has made payments for Post-Retirement benefits of approximately $ .4 million for the three months ended November 30, 2004, and expects total payments for the current fiscal year to be approximately $1.6 million.

Note 8:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
January 6, 2005	$76.77	600,000	498,570
November 30, 2004	$76.77	600,000	498,570
August 31, 2004	$76.77	600,000	498,570
November 30, 2003	$76.77	600,000	498,570

Common Stock:
January 6, 2005	$10.00	4,000	2,877
November 30, 2004	$10.00	4,000	2,873
August 31, 2004	$10.00	4,000	2,873
November 30, 2003	$10.00	4,000	2,995

Note 9: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations. Shipping and handling costs were $31.7 million and $26.9 million for the three months ended November 30, 2004 and 2003, respectively.

Note 10: Crab Creek Sugar Company

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

Note 11: Segment Reporting

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

Summarized financial information concerning the Company’s reportable segments for three months ended November 30, 2004 and 2003 is shown below:

	For the Three Months Ended November 30, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$240,879	$6,457	$247,336
Gross Proceeds	$185,762	$3,457	$189,219
Depreciation and Amortization	$14,658	$2,764	$17,422
Interest Income	$129	$3	$132
Interest Expense	$2,879	$1,553	$4,432
Income from Equity Method Investees	$275	$—	$275
Other Income/(Expense), Net	$(111)	$—	$(111)
Net Proceeds	$110,889	$959	$111,848

Capital Expenditures	$5,785	$277	$6,062

	For the Three Months Ended November 30, 2003
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$223,769	$6,435	$230,204
Gross Proceeds	$233,771	$3,447	$237,218
Depreciation and Amortization	$15,038	$2,751	$17,789
Interest Income	$115	$2	$117
Interest Expense	$3,167	$1,743	$4,910
Income from Equity Method Investees	$293	$—	$293
Other Income/(Expense), Net	$121	$(25)	$96
Net Proceeds	$145,834	$845	$146,679

Capital Expenditures	$5,049	$256	$5,305

	As of November 30, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$321,725	$2	$321,727
Assets Held for Lease, Net	$—	$158,156	$158,156
Segment Assets	$940,284	$170,179	$1,110,463

	As of November 30, 2003
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$333,762	$4	$333,766
Assets Held for Lease, Net	$—	$168,136	$168,136
Segment Assets	$1,028,783	$180,032	$1,208,815

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2004 and 2003

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2004 Form 10-K.

Comparison of the Three Months Ended November 30, 2004 and 2003

Revenue for the three months ended November 30, 2004, was $247.3 million, an increase of $17.1 million from the same period last year.  Revenue from total sugar sales increased 8.6 percent due to a 10.0 percent increase in the hundredweight sold partially offset by a 1.3 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased 5.6 percent due to an 8.3 percent decrease in the volume of pulp tons sold partially offset by a 3.0 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 34.6 percent due to a 34.1 percent decrease in the volume of molasses sold and a 0.8 percent decrease in the average selling price per ton.  Revenue from sales of CSB increased 29.7 percent due to a 48.6 percent increase in the volume of CSB sold partially offset by a 12.7 percent decrease in the average selling price per ton.  Rental revenue on the ProGold operating lease was $6.5 million and $6.4 million for the three months ended November 30, 2004 and 2003, respectively.

Cost of sales for the three months ended November 30, 2004, exclusive of payments to members for sugarbeets, increased $65.1 million as compared to the same period last year.  The change in product inventories impacted the cost of sales unfavorably by $60.6 million primarily due to lower sugar inventories resulting from a later campaign start-up this year.  The costs associated with sugar purchased to meet customer needs increased by $11.6 million also due to the later campaign start-up this year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) decreased 20.3 percent for the three months ended November 30, 2004 when compared to the same period last year.  This decrease was due to a combination of a later campaign start-up and a lower projected grower payment resulting from a lower quality crop and lower projected sugar net selling prices.  Direct processing costs for sugar and pulp decreased 3.2 percent.  This was due to harvesting 6.9 percent fewer sugarbeets and processing 18.7 percent less sugarbeets than last year.  The decrease in sugarbeets processed was due to the later campaign start-up this year.  The reduction in direct processing costs was partially offset by higher prices for natural gas and major supplies.  Fixed and committed expenses increased 4.7 percent reflecting general cost increases.

Selling, general and administrative expenses for the three months ended November 30, 2004 increased $8.5 million as compared to the same period last year.  Selling expenses increased $6.9 million primarily due to the increase in the volume of sugar sold along with higher freight and packaging costs.  General and Administrative costs increased $1.6 million due in part to increased funding for sugar industry and association activities.

Interest expense decreased $ .5 million for the three months ended November 30, 2004, as compared to the same period last year.  This was the result of decreased average borrowings levels for short-term and long-term debt, partially offset by higher short-term interest rates.

Non-member business activities resulted in a gain of $ .6 million for the three months ended November 30, 2004, as compared to a gain of $1.3 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.  The Company expects lower earnings from the operations of Sidney Sugars this fiscal year due to the lower quality of the current year sugarbeet crop and reduced selling prices for sugar.

Regional and Bilateral Free Trade Agreements

The United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Central American Free Trade Agreement; the Andean Free Trade Agreement; the Thailand Free Trade Agreement; the U.S.-Panama Free Trade Agreement; and the South African Customs Union Free Trade Agreement.  Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to attempt to manage the situation.  The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has a long-term debt commitment with CoBank, ACB of $238.9 million, of which $154.8 million in loans and $41.2 million in long-term letters of credit were outstanding as of November 30, 2004.  In addition, the Company had long-term debt outstanding, as of November 30, 2004, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $15.0 million from a private placement of Senior Notes that occurred in January of 2003; $43.0 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds, and a term loan with Bank of North Dakota of $4.0 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million and a line of credit with Wells Fargo Bank for $1.0 million, of which there were no outstanding balances as of November 30, 2004.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $181.2 million was outstanding as of November 30, 2004.  The Company had $6.0 million of short-term letters of credit outstanding as of November 30, 2004.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company had no outstanding loans with the CCC, as of November 30, 2004.

The Company had outstanding commitments totaling $2.7 million as of November 30, 2004 for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2004 to November 30, 2004 were primarily due to normal business seasonality.  The first three months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; start of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used in operations was $141.1 million for the three months ended November 30, 2004 as compared to $185.9 million for the same period last year.  The decrease of $44.8 million was primarily due to lower inventories of $80.9 million resulting from the later campaign start-up this year. This was partially offset by a decrease in the amount due growers of $37.6 million which was caused by smaller crops and lower projected grower payments this year.

The net cash used in investing activities was $5.2 million for the three months ended November 30, 2004 as compared to $9.0 million for the same period last year.  The decrease of $3.8 million was primarily related to the acquisition in September 2003 by Crab Creek Sugar Company in the amount of $5.8 million. Capital expenditures for the three months ended November 30, 2004 were $6.1 million as compared to $5.3 million for the same period in 2003.

The net cash provided by financing activities was $146.8 million for the three months ended November 30, 2004 as compared to $194.9 million for the same period last year.  This decrease of $48.1 million was primarily due to lower net proceeds from short-term debt of $46.3 million. The requirement for short-term debt was lower this year due to the delayed campaign start-up and the lower grower payments for the current year’s crop.

Working capital increased $10.1 million from $58.7 million at the beginning of the year to $68.8 million as of November 30, 2004 primarily due to increased inventories partially offset by increased short-term debt and amounts due growers, most of which are primarily due to normal business seasonality.  Working capital as of November 30, 2004 increased $25.4 million when compared to $43.4 million of working capital as of November 30, 2003.  The higher level of working capital as of November 30, 2004 was primarily due to less short-term debt, amounts due growers and accrued continuing costs partially offset by lower inventories. These changes were primarily due to the smaller crop and the delayed campaign start-up this year and the resulting lower sugar production and forecasted grower beet payments.

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934) as of November 30, 2004.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2004 with its shareholders from the five geographical districts where the Company’s factories are located.

At the Crookston Factory District Meeting held on November 8, 2004, Jim A. Ross was re-elected as a Director, receiving 50 of the 50 votes cast.  His three-year term expires in December 2007.  Lonn M. Kiel and Ronald E. Reitmeier will continue as Directors for the Crookston Factory District.

At the East Grand Forks Factory District Meeting held on November 8, 2004, Curtis Haugen was re-elected as a Director, receiving 73 of the 74 votes cast.  His three-year term expires in December 2007.  John Gudajtes and G. Terry Stadstad will continue as Directors for the East Grand Forks Factory District.

At the Drayton Factory District Meeting held on November 9, 2004, William Baldwin was elected as a Director, receiving 147 of the 195 votes cast.  His three-year term expires in December 2007.

Mr. Baldwin has been farming in the Drayton Factory District since 1966 and is the President of Baldwin Farms Incorporated.  Mr. Baldwin is the past President of the Red River Valley Sugarbeet Growers Association, served on the American Sugarbeet Growers Executive Committee and is currently serving on the Farm Service Agency, State Committee.  Mr. Baldwin replaces Robert Vivatson who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four consecutive terms as a Director.  Patrick D. Mahar and Neil Widner will continue as Directors for the Drayton Factory District.

At the Hillsboro Factory District Meeting held on November 10, 2004, Jeff McInnes was re-elected as a Director, receiving 45 of the 45 votes cast with one abstention.  His three-year term expires in December 2007.  Jerry D. Bitker and Francis L. Kritzberger will continue as Directors for the Hillsboro Factory District.

At the Moorhead Factory District Meeting held on November 10, 2004, David J. Kragnes was re-elected as a Director, receiving 46 of the 46 votes cast.  His three-year term expires in December 2007.  Michael A. Astrup and Richard Borgen will continue as Directors for the Moorhead Factory District.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.3	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.4	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

10.5	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.6	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.7	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.9	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.11	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.12	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.13	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.14	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.15	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.16	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.17	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.18	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.19	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.20	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.21	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.22	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.23	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.24	Supplements to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 20, 2004 and August 13, 2004	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2004

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2004

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during this quarter.

(i)    Current Report on Form 8-K, dated October 14, 2004, under item 7.01 stating that the Company announced to its shareholders that the projected gross beet payment for the 2003 crop is currently estimated at $46.86 per ton of average sugarbeets.

The Company also announced that the Board of Directors had approved a $3.00 per ton unit retain for the 2003 Crop.

(2)   Current Report on Form 8-K, dated November 3, 2004, under item 7.01 stating that the Company announced to its shareholders that the projected gross beet payment for the 2004 crop is currently estimated at $39.00 per ton of average sugarbeets.

The Company also announced that the final actual average gross beet payment for the 2003 crop was $46.86 per ton.

(3)   Current Report on Form 8-K, dated November 10, 2004, under item 7.01 stating that the Company would announce at shareholders’ meetings that it is anticipated that the Company shareholders will be authorized to plant approximately 100% of stock acres in 2005.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 14, 2005	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer