Form 10-Q
period 2005-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2005-04-14
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2005

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 6, 2005
$10 Par Value	2,859

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	February 28 2005	February 29 2004	August 31 2004*
Current Assets:
Cash and Cash Equivalents	$672	$629	$184
Accounts Receivable:
Trade	60,932	90,446	79,185
Members	6	—	5,105
Other	2,267	2,137	3,605
Advances to Related Parties	9,191	2,833	13,508
Inventories	401,278	456,961	129,285
Prepaid Expenses	5,131	5,428	4,846

Total Current Assets	479,477	558,434	235,718

Property and Equipment:
Land	43,235	40,105	43,195
Buildings	94,377	91,438	93,988
Equipment	761,294	794,676	809,775
Construction-in-Progress	8,849	5,594	3,118
Less: Accumulated Depreciation	(594,197)	(607,986)	(619,534)

Net Property and Equipment	313,558	323,827	330,542

Net Property and Equipment Held for Lease	155,766	165,675	160,643

Other Assets:
Investments in CoBank, ACB	18,045	19,552	19,069
Investments in Marketing Cooperatives	4,601	5,240	4,487
Investments in Crystech, LLC	15,886	15,863	15,353
Other Assets	57,294	45,542	56,343

Total Other Assets	95,826	86,197	95,252

Total Assets	$1,044,627	$1,134,133	$822,155

* Derived from audited financial statements.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	February 28	February 29	August 31
	2005	2004	2004*
Current Liabilities:
Short-Term Debt	$165,363	$217,855	$30,199
Current Maturities of Long-Term Debt	20,932	20,917	20,932
Accounts Payable	20,311	20,197	27,063
Advances Due to Related Parties	10,608	8,771	7,864
Accrued Continuing Costs (See Note 5)	44,839	59,195	—
Other Current Liabilities	19,588	21,126	20,500
Amounts Due Growers	148,114	175,771	70,487

Total Current Liabilities	429,755	523,832	177,045

Long-Term Debt, Net of Current Maturities	223,108	260,290	250,086

Accrued Employee Benefits	36,627	32,916	33,939

Other Liabilities	9,497	11,062	10,297

Total Liabilities	698,987	828,100	471,367

Commitments and Contingencies (See Note 11)

Minority Interest in ProGold Limited Liability Company	49,306	45,427	47,362

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	30	29
Additional Paid-in Capital	152,261	152,261	152,261
Unit Retains	130,299	109,022	138,714
Equity Retention	2,708	2,717	2,708
Accumulated Other Comprehensive Income/(Loss)	(376)	(11,900)	(376)
Retained Earnings/(Deficit)	(26,862)	(29,799)	(28,185)

Total Members’ Investments	296,334	260,606	303,426

Total Liabilities and Members’ Investments	$1,044,627	$1,134,133	$822,155

* Derived from audited financial statements.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
	2005	2004	2005	2004

Net Revenue	$458,847	$472,076	$211,511	$241,872
Cost of Sales	58,651	5,322	534	12,336

Gross Proceeds	400,196	466,754	210,977	229,536

Selling, General and Administrative Expenses	94,592	90,667	43,175	47,768
Accrued Continuing Costs (See Note 5)	44,839	59,195	24,218	17,064

Operating Proceeds	260,765	316,892	143,584	164,704

Other Income/(Expense)
Interest Income	161	125	29	8
Interest Expense	(9,520)	(10,333)	(5,088)	(5,423)
Other, Net	(330)	641	(219)	545
Total Other (Expense)	(9,689)	(9,567)	(5,278)	(4,870)

Proceeds before Minority Interest and Income Tax Expense	251,076	307,325	138,306	159,834

Minority Interest	(1,944)	(1,658)	(1,022)	(846)

Income Tax Expense	(11)	(5)	(11)	(5)
Net Proceeds Resulting from Member and Non-Member Business	$249,121	$305,662	$137,273	$158,983

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$1,323	$2,626	$768	$1,360
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	1,323	2,626	768	1,360
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	247,798	303,036	136,505	157,623

Total	$249,121	$305,662	$137,273	$158,983

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars In Thousands)

	For the Six Months Ended
	February 28	February 29
	2005	2004
Cash Provided By/(Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$249,121	$305,662
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	(247,798)	(303,036)
Add/(Deduct) Non-Cash Items:
Depreciation and Amortization	34,860	35,430
(Income) from Equity Method Investees	(562)	(571)
Loss on the Disposition of Property and Equipment	1,248	390
Deferred Gain Recognition	(99)	(99)
Minority Interest in ProGold Limited Liability Company	1,944	1,658
Changes in Assets and Liabilities:
Receivables	24,691	(20,805)
Inventories	(271,993)	(325,980)
Prepaid Expenses	(285)	1,634
Long-Term Prepaid Pension Expense	(1,823)	(8,712)
Advances To/Due to Related Parties	7,061	6,900
Accounts Payable	(6,752)	(2,872)
Accrued Continuing Costs	44,839	59,195
Other Liabilities	973	3,260
Amounts Due Growers	77,627	116,875
Net Cash (Used In) Operations	(86,948)	(131,071)

Cash Provided By/(Used In) Investing Activities:
Purchases of Property and Equipment	(12,280)	(9,115)
Purchases of Property and Equipment Held for Lease	(655)	(550)
Proceeds from the Sale of Property and Equipment	2	39
Equity Refund from CoBank, ACB	1,024	2,133
Investments in Marketing Cooperatives	—	1,049
Acquisition by Crab Creek Sugar Company	—	(5,763)
Changes in Other Assets	(426)	4,545
Net Cash (Used In) Investing Activities	(12,335)	(7,662)

Cash Provided By/(Used In) Financing Activities:
Net Proceeds from/(Payments on) Short-Term Debt	135,164	167,866
Long-Term Debt Repayment	(26,978)	(16,997)
Proceeds from Issuance of Stock	—	4,023
Payment of Unit Retains & Equity Retention	(8,415)	(16,389)
Net Cash Provided By Financing Activities	99,771	138,503
Increase/(Decrease) In Cash and Cash Equivalents	488	(230)
Cash and Cash Equivalents, Beginning of Year	184	859

Cash and Cash Equivalents, End of Period	$672	$629

Non-Cash Investing and Financing Activities: In September 2003, a note payable in the amount of $969,000 was issued in connection with the acquisition by Crab Creek Sugar Company.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

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

The operating results for the six month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005.

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

Certain reclassifications have been made to the February 29, 2004 and the August 31, 2004 consolidated financial statements to conform with the February 28, 2005 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	02/28/05	02/29/04	8/31/04
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$260,769	$312,836	$107,812
Unprocessed Sugarbeets	119,699	126,603	—
Maintenance Parts & Supplies	20,810	17,522	21,473

Total Inventories	$401,278	$456,961	$129,285

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

As of February 28, 2005, the Company had outstanding commercial paper of $165.4 million at an average interest rate of 2.8% and maturity dates between March 1, 2005 and May 31, 2005.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of February 28, 2005. The Company had $5.9 million of short-term letters of credit outstanding as of February 28, 2005.

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

Note 4:  Interest Paid

Interest paid, net of amounts capitalized, was $9.6 million and $8.9 million for the six months ended February 28, 2005 and February 29, 2004.

Note 5:  Accrued Continuing Costs

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

Note 6:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the Six Months and Three Months ended February 28, 2005 and February 29, 2004:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
	2005	2004	2005	2004
Service Cost	$1,633	$1,386	$817	$693
Interest Cost	3,543	3,008	1,771	1,504
Expected Return on Plan Assets	(4,031)	(2,980)	(2,016)	(1,490)
Multiple Employer Adjustment	(79)	(172)	(40)	(86)
Amortization of Net Transition Assets	(11)	(62)	(5)	(31)
Amortization of Prior Service Costs	512	272	256	136
Amortization of Net (Gain) Loss	665	1,000	333	500
Net Periodic Pension Cost	$2,232	$2,452	$1,116	$1,226

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
	2005	2004	2005	2004
Service Cost	$550	$560	$275	$280
Interest Cost	1,086	882	543	441
Amortization of Net (Gain) Loss	144	228	72	114
Net Periodic Post-Retirement Cost	$1,780	$1,670	$890	$835

For the six months ended February 28, 2005, the Company had made contributions of approximately $3.9 million related to pensions.  An additional $2.1 million is expected to be contributed prior to the end of the current fiscal year.  The Company has made payments for Post-Retirement benefits of approximately $ .5 million for the six months ended February 28, 2005, and expects total payments for the current fiscal year to be approximately $1.0 million.

Note 7:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
April 6, 2005	$76.77	600,000	498,570
February 28, 2005	$76.77	600,000	498,570
August 31, 2004	$76.77	600,000	498,570
February 29, 2004	$76.77	600,000	498,570

Common Stock:
April 6, 2005	$10.00	4,000	2,859
February 28, 2005	$10.00	4,000	2,868
August 31, 2004	$10.00	4,000	2,873
February 29, 2004	$10.00	4,000	2,971

Note 8: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $59.8 million and $58.1 million for the six months ended February 28, 2005 and February 29, 2004, respectively and $28.1 million and $31.2 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

Note 9: Crab Creek Sugar Company

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 28, 2005 and February 29, 2004 is shown below:

	For the Six Months Ended February 28, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$445,833	$13,014	$458,847
Gross Proceeds	$393,186	$7,010	$400,196
Depreciation and Amortization	$29,328	$5,532	$34,860
Interest Income	$155	$6	$161
Interest Expense	$6,525	$2,995	$9,520
Income from Equity Method Investees	$562	$—	$562
Other Income/(Expense), Net	$(330)	$—	$(330)
Net Proceeds	$247,097	$2,024	$249,121

Capital Expenditures	$12,280	$655	$12,935

	For the Six Months Ended February 29, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$459,167	$12,909	$472,076
Gross Proceeds	$459,825	$6,929	$466,754
Depreciation and Amortization	$29,922	$5,508	$35,430
Interest Income	$122	$3	$125
Interest Expense	$6,855	$3,478	$10,333
Income from Equity Method Investees	$571	$—	$571
Other Income/(Expense), Net	$666	$(25)	$641
Net Proceeds	$303,937	$1,725	$305,662

Capital Expenditures	$9,115	$550	$9,665

	For the Three Months Ended February 28, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$204,954	$6,557	$211,511
Gross Proceeds	$207,424	$3,553	$210,977
Depreciation and Amortization	$14,670	$2,768	$17,438
Interest Income	$26	$3	$29
Interest Expense	$3,646	$1,442	$5,088
Income from Equity Method Investees	$287	$—	$287
Other Income/(Expense), Net	$(219)	$—	$(219)
Net Proceeds	$136,208	$1,065	$137,273

Capital Expenditures	$6,495	$378	$6,873

	For the Three Months Ended February 29, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$235,398	$6,474	$241,872
Gross Proceeds	$226,054	$3,482	$229,536
Depreciation and Amortization	$14,884	$2,757	$17,641
Interest Income	$7	$1	$8
Interest Expense	$3,688	$1,735	$5,423
Income from Equity Method Investees	$278	$—	$278
Other Income/(Expense), Net	$545	$—	$545
Net Proceeds	$158,103	$880	$158,983

Capital Expenditures	$4,066	$294	$4,360

	As of February 28, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$313,557	$1	$313,558
Assets Held for Lease, Net	$—	$155,766	$155,766
Segment Assets	$876,957	$167,670	$1,044,627

	As of February 29, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$323,824	$3	$323,827
Assets Held for Lease, Net	$—	$165,675	$165,675
Segment Assets	$956,843	$177,290	$1,134,133

Note 11: Legal Proceedings

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA or an agency under the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed under administrative guidelines promulgated by the USDA.  Two of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  One of the appeals has not yet been completed.  The decision in the fourth proceeding, however, if it stands, will result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years and the recognition of an expense of approximately $3.1 million related to the valuation of these marketing allocations.  Management has determined that an unfavorable final outcome from this proceeding is possible but not probable and therefore no adjustments related to the valuation of these marketing allocations have been recognized in the financial statements as of February 28, 2005.  All of the decisions made in these administrative proceedings have been appealed by various parties, including the Company, to a judicial officer of the USDA.  Any decision made by a judicial officer of the USDA can be further appealed in federal court.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months and Three Months Ended February 28, 2005 and February 29, 2004

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

Comparison of the Six Months Ended February 28, 2005 and February 29, 2004

Revenue for the six months ended February 28, 2005, was $458.8 million, a decrease of $13.2 million from the same period last year.  Revenue from total sugar sales decreased 2.9 percent due to a 2.6 percent decrease in the hundredweight sold and a .3 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased .4 percent due to a 6.8 percent decrease in the volume of pulp tons sold partially offset by a 6.8 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 47.1 percent due to a 50.0 percent decrease in the volume of molasses sold partially offset by a 5.8 percent increase in the average selling price per ton.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 1.3 percent due to a 15.5 percent increase in the volume of CSB sold partially offset by a 12.3 percent decrease in the average selling price per ton.  Rental revenue on the ProGold operating lease was $13.0 million and $12.9 million for the six months ended February 28, 2005 and February 29, 2004, respectively.

Cost of sales for the six months ended February 28, 2005, exclusive of payments to members for sugarbeets, increased $53.3 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales unfavorably by $49.4 million.  The costs associated with sugar purchased to meet customer needs increased by $11.6 million due to the later campaign start-up this year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) decreased 19.2 percent for the six months ended February 28, 2005 when compared to the same period last year.  This decrease was due to less beets harvested, a lower projected grower payment resulting from a lower quality crop and lower projected sugar net selling prices.  Direct processing costs for sugar and pulp decreased .9 percent.  This was due to harvesting 6.9 percent fewer sugarbeets and processing 10.9 percent less sugarbeets than last year.  The decrease in sugarbeets processed was due to the later campaign start-up this year in the valley and less sugarbeets harvested at Sidney.  The reduction in direct processing costs was partially offset by higher prices for natural gas and major supplies.  Fixed and committed expenses increased 4.0 percent reflecting general cost increases.

Selling, general and administrative expenses for the six months ended February 28, 2005 increased $3.9 million as compared to the same period last year.  Selling expenses increased $3.5 million primarily due to higher freight and packaging costs.  General and Administrative costs increased $ ..4 million due in part to increased funding for sugar industry and association activities.

Interest expense decreased $ .8 million for the six months ended February 28, 2005, as compared to the same period last year.  This was the result of decreased average borrowings levels for short-term and long-term debt, partially offset by higher short-term interest rates.

Non-member business activities resulted in a gain of $1.3 million for the six months ended February 28, 2005, as compared to a gain of $2.6 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.  The Company expects lower earnings from the operations of Sidney Sugars this fiscal year due to the lower quality of the current year sugarbeet crop and reduced selling prices for sugar.

Comparison of the Three Months Ended February 28, 2005 and February 29, 2004

Revenue for the three months ended February 28, 2005, was $211.5 million, a decrease of $30.4 million from the same period last year.  Revenue from total sugar sales decreased 18.0 percent due to a 14.4 percent decrease in the hundredweight sold and a 4.2 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 3.8 percent due to a 9.8 percent increase in the average selling price per ton partially offset by a 5.4 percent decrease in the volume of pulp tons sold.  Revenue from molasses sales decreased 58.2 percent due to a 64.0 percent decrease in the volume of molasses sold partially offset by a 16.1 percent increase in the average selling price per ton.  Revenue from sales of CSB decreased 19.6 percent due to an 8.2 percent decrease in the volume of CSB sold and a 12.5 percent decrease in the average selling price per ton.  Rental revenue on the ProGold operating lease was $6.6 million and $6.5 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

Cost of sales for the three months ended February 28, 2005, exclusive of payments to members for sugarbeets, decreased $11.8 million as compared to the same period last year. The change in the net realizable value of product inventories impacted the cost of sales favorably by $11.2 million.  The cost recognized associated with the non-member sugarbeets (Sidney crop) decreased 18.2 percent for the three months ended February 28, 2005 when compared to the same period last year.  This decrease was due to a combination of a smaller crop and a lower projected grower payment resulting from a lower quality crop and lower projected sugar net selling prices.  Direct processing costs for sugar and pulp increased 1.2 percent.  This was due to higher prices for natural gas and other operating supplies. Fixed and committed expenses increased 3.3 percent reflecting general cost increases.

Selling, general and administrative expenses for the three months ended February 28, 2005 decreased $4.6 million as compared to the same period last year.  Selling expenses decreased $3.4 million primarily due to the decrease in the volume of sugar sold.  General and Administrative costs decreased $1.2 million due to general cost decreases.

Interest expense decreased $ .3 million for the three months ended February 28, 2005, as compared to the same period last year.  This was the result of decreased average borrowings levels for short-term and long-term debt, partially offset by higher short-term interest rates.

Non-member business activities resulted in a gain of $ .8 million for the three months ended February 28, 2005, as compared to a gain of $1.4 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.  The Company expects lower earnings from the operations of Sidney Sugars this fiscal year due to the lower quality of the current year sugarbeet crop and reduced selling prices for sugar.

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

The impact of the various trade agreements on the Company can not be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented.  It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings.  The magnitude of the impact can not be determined at this time.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has a long-term debt line of credit with CoBank, ACB of $234.6 million, of which $133.5 million in loans and $40.9 million in long-term letters of credit were outstanding as of February 28, 2005.  The unused long-term line of credit as of February 28, 2005 was $60.2 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2005, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $14.3 million from a private placement of Senior Notes that occurred in January of 2003; $43.0 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds, and a term loan with Bank of North Dakota of $3.2 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million and a line of credit with Wells Fargo Bank for $1.0 million, of which there were no outstanding balances as of February 28, 2005.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $165.4 million was outstanding as of February 28, 2005.  The Company had $5.9 million of short-term letters of credit outstanding as of February 28, 2005. The unused short-term line of credit as of February 28, 2005 was $94.7.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company had no outstanding loans with the CCC, as of February 28, 2005.

The Company had outstanding commitments totaling $11.5 million as of February 28, 2005 for equipment and construction contracts related to various capital and maintenance projects.  Included in this amount are outstanding commitments relating to the construction of a centralized coal distribution center for servicing the Red River Valley factories.  The coal distribution center is expected to be operational in the fall.

The changes that have occurred in the Company’s financial statements from August 31, 2004 to February 28, 2005 were primarily due to normal business seasonality.  The first six months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; start of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used in operations was $86.9 million for the six months ended February 28, 2005 as compared to $131.1 million for the same period last year.  The decrease of $44.2 million was primarily due to lower inventories of $54.0 million resulting from the later campaign start-up this year and changes in receivables of $45.5 million. These were partially offset by decreases in the amount due growers of $39.2 million and accrued continuing costs of $14.4 million which were caused by smaller crops and lower projected grower payments this year.

The net cash used in investing activities was $12.3 million for the six months ended February 28, 2005 as compared to $7.7 million for the same period last year.  The increase of $4.6 million was primarily related to increased purchases of property and equipment of $3.3 million this year. Capital expenditures for the six months ended February 28, 2005 were $12.9 million as compared to $9.6 million for the same period in 2004.

The net cash provided by financing activities was $99.8 million for the six months ended February 28, 2005 as compared to $138.5 million for the same period last year.  This decrease of $38.7 million was primarily due to lower net proceeds from short-term debt of $32.7 million. The requirement for short-term debt was lower this year due to the delayed campaign start-up and the lower grower payments for the current year’s crop. Also contributing to this decrease was higher long-term debt repayments of $10 million partially offset by lower payments of unit retains and equity retention.

Working capital decreased $9.0 million from $58.7 million at the beginning of the year to $49.7 million as of February 28, 2005 primarily due to increased short-term debt and amounts due growers,  partially offset by increased inventories most of which are primarily due to normal business seasonality.  Working capital as of February 28, 2005 increased $15.1 million when compared to $34.6 million of working capital as of February 29, 2004.  The higher level of working capital as of February 28, 2005 was primarily due to less short-term debt, amounts due growers and accrued continuing costs partially offset by lower inventories. These changes were primarily due to the smaller crop and the delayed campaign start-up this year and the resulting lower sugar production and forecasted grower beet payments.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2005.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA or an agency under the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed under administrative guidelines promulgated by the USDA.  Two of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  One of the appeals has not yet been completed.  The decision in the fourth proceeding, however, if it stands, will result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years.  All of the decisions made in these administrative proceedings have been appealed by various parties, including the Company, to a judicial officer of the USDA.  Any decision made by a judicial officer of the USDA can be further appealed in federal court.

The outcome of any contested matter is never certain and the eventual decisions of the administrative proceedings identified above may result in a change in the current sugar marketing allocations.  In the event these proceedings are decided in a manner that reduces the Company’s sugar allocations, the amount of sugar the Company can produce and market may be adversely impacted.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2005	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer