Form 10-Q
period 2005-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2005-07-15
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2005

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 5, 2005
$10 Par Value	2,902

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

ASSETS

	May 31		August 31,
	2005	2004	2004*
Current Assets:
Cash and Cash Equivalents	$512	$766	$184
Accounts Receivable:
Trade	57,811	78,945	79,185
Members	3,963	4,752	5,105
Other	2,605	2,018	3,605
Advances to Related Parties	16,253	9,234	13,508
Inventories	290,556	333,916	129,285
Prepaid Expenses	5,623	5,676	4,846

Total Current Assets	377,323	435,307	235,718

Property and Equipment:
Land	43,655	40,105	43,195
Buildings	94,568	91,481	93,988
Equipment	758,069	795,446	809,775
Construction-in-Progress	15,599	10,289	3,118
Less: Accumulated Depreciation	(602,131)	(619,536)	(619,534)

Net Property and Equipment	309,760	317,785	330,542

Net Property and Equipment Held for Lease	153,483	163,276	160,643

Other Assets:
Investments in CoBank, ACB	17,603	19,581	19,069
Investments in Marketing Cooperatives	4,644	5,287	4,487
Investments in Crystech, LLC	16,153	16,130	15,353
Other Assets	70,723	47,699	56,343

Total Other Assets	109,123	88,697	95,252

Total Assets	$949,689	$1,005,065	$822,155

* Derived from audited financial statements.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

LIABILITIES AND MEMBERS’ INVESTMENTS

	May 31		August 31,
	2005	2004	2004*
Current Liabilities:
Short-Term Debt	$162,791	$192,000	$30,199
Current Maturities of Long-Term Debt	20,947	20,932	20,932
Accounts Payable	15,561	14,080	27,063
Advances Due to Related Parties	5,889	8,196	7,864
Accrued Continuing Costs (See Note 5)	51,726	75,741	—
Other Current Liabilities	21,996	21,486	20,500
Amounts Due Growers	58,265	65,937	70,487

Total Current Liabilities	337,175	398,372	177,045

Long-Term Debt, Net of Current Maturities	217,132	255,301	250,086

Accrued Employee Benefits	37,561	33,324	33,939

Other Liabilities	9,125	10,684	10,297

Total Liabilities	600,993	697,681	471,367

Commitments and Contingencies (See Note 11)

Minority Interest in ProGold Limited Liability Company	50,666	46,590	47,362

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-in Capital	152,261	152,261	152,261
Unit Retains	130,132	108,844	138,714
Equity Retention	2,703	2,714	2,708
Accumulated Other Comprehensive Income/(Loss)	(376)	(11,900)	(376)
Retained Earnings/(Deficit)	(24,994)	(29,429)	(28,185)

Total Members’ Investments	298,030	260,794	303,426

Total Liabilities and Members’ Investments	$949,689	$1,005,065	$822,155

* Derived from audited financial statements.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2005	2004	2005	2004

Net Revenue	$726,517	$746,603	$267,670	$274,527
Cost of Sales	131,026	77,129	72,375	71,807

Gross Proceeds	595,491	669,474	195,295	202,720

Selling, General and Administrative Expenses	145,910	139,052	51,318	48,385
Accrued Continuing Costs (See Note 5)	51,726	75,741	6,887	16,546

Operating Proceeds	397,855	454,681	137,090	137,789

Other Income/(Expense)
Interest Income	240	158	79	33
Interest Expense	(13,900)	(14,767)	(4,380)	(4,434)
Other, Net	(263)	1,077	67	436
Total Other (Expense)	(13,923)	(13,532)	(4,234)	(3,965)

Proceeds before Minority Interest and Income Tax Expense	383,932	441,149	132,856	133,824

Minority Interest	(3,304)	(2,821)	(1,360)	(1,163)

Income Tax Expense	(356)	(92)	(345)	(87)
Net Proceeds Resulting from Member and Non-Member Business	$380,272	$438,236	$131,151	$132,574

Distribution of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$3,191	$2,995	$1,868	$369
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	3,191	2,995	1,868	369
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	377,081	435,241	129,283	132,205

Total	$380,272	$438,236	$131,151	$132,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended May 31
	2005	2004
Cash Provided By/(Used In) Operations:
Net Proceeds Resulting from Member and Non-Member Business	$380,272	$438,236
Payments to/due Members for Sugarbeets, Net of Unit Retains Declared	(377,081)	(435,241)
Add/(Deduct) Non-Cash Items:
Depreciation and Amortization	50,241	51,041
(Income) from Equity Method Investees	(829)	(843)
Loss on the Disposition of Property and Equipment	1,549	317
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(447)	(542)
Deferred Gain Recognition	(148)	(148)
Minority Interest in ProGold Limited Liability Company	3,304	2,821
Changes in Assets and Liabilities:
Receivables	23,516	(13,938)
Inventories	(161,271)	(202,935)
Prepaid Expenses	(777)	1,386
Long-Term Prepaid Pension Expense	(15,785)	(11,892)
Advances To/Due to Related Parties	(4,720)	(77)
Accounts Payable	(11,502)	(8,989)
Accrued Continuing Costs	51,726	75,741
Other Liabilities	3,945	3,654
Amounts Due Growers	(12,222)	7,041
Net Cash (Used In) Operations	(70,229)	(94,368)

Cash Provided By/(Used In) Investing Activities:
Purchases of Property and Equipment	(20,731)	(14,944)
Purchases of Property and Equipment Held for Lease	(1,153)	(908)
Proceeds from the Sale of Property and Equipment	8	123
Equity Refund from CoBank, ACB	1,913	2,646
Investments in Marketing Cooperatives	—	1,049
Acquisition by Crab Creek Sugar Company	—	(5,763)
Changes in Other Assets	(546)	4,580
Net Cash (Used In) Investing Activities	(20,509)	(13,217)

Cash Provided By/(Used In) Financing Activities:
Net Proceeds from/(Payments on) Short-Term Debt	132,592	142,011
Long-Term Debt Repayment	(32,939)	(21,971)
Proceeds from Issuance of Stock	—	4,022
Payment of Unit Retains & Equity Retention	(8,587)	(16,570)
Net Cash Provided By Financing Activities	91,066	107,492

Increase/(Decrease) In Cash and Cash Equivalents	328	(93)
Cash and Cash Equivalents, Beginning of Year	184	859

Cash and Cash Equivalents, End of Period	$512	$766

Non-Cash Investing and Financing Activities: In September 2003, a note payable in the amount of $969,000 was issued in connection with the acquisition by Crab Creek Sugar Company.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2005 AND 2004

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

The operating results for the nine month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005.

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

Certain reclassifications have been made to the May 31, 2004 and the August 31, 2004 consolidated financial statements to conform with the May 31, 2005 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	05/31/05	05/31/04	8/31/04
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$270,616	$315,824	$107,812
Maintenance Parts & Supplies	19,940	18,092	21,473

Total Inventories	$290,556	$333,916	$129,285

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

As of May 31, 2005, the Company had outstanding commercial paper of $112.8 million at an average interest rate of 2.9% and maturity dates between June 1, 2005 and July 29, 2005.  The Company also had $50.0 million of outstanding short-term debt with CoBank, ACB as of May 31, 2005 at an interest rate of 3.84% and a maturity date of July 15, 2005.  The Company had no outstanding short-term debt with the CCC as of May 31, 2005. The Company had $5.9 million of short-term letters of credit outstanding as of May 31, 2005. The unused seasonal line of credit as of May 31, 2005 was $97.3 million.

As of May 31, 2004, the Company had outstanding commercial paper of $192.0 million at an average interest rate of 1.36% and maturity dates between June 1, 2004 and July 15, 2004.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of May 31, 2004.

Note 4:  Interest Paid

Interest paid, net of amounts capitalized, was $13.4 million and $13.5 million for the nine months ended May 31, 2005 and 2004, respectively.

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

Note 6:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the Nine Months and Three Months ended May 31, 2005 and 2004:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2005	2004	2005	2004
Service Cost	$2,450	$2,079	$817	$693
Interest Cost	5,314	4,512	1,771	1,504
Expected Return on Plan Assets	(6,047)	(4,470)	(2,016)	(1,490)
Multiple Employer Adjustment	(119)	(258)	(40)	(86)
Amortization of Net Transition Assets	(16)	(93)	(5)	(31)
Amortization of Prior Service Costs	768	408	256	136
Amortization of Net (Gain) Loss	998	1,500	333	500
Net Periodic Pension Cost	$3,348	$3,678	$1,116	$1,226

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2005	2004	2005	2004
Service Cost	$825	$840	$275	$280
Interest Cost	1,629	1,323	543	441
Amortization of Net (Gain) Loss	216	342	72	114
Net Periodic Post-Retirement Cost	$2,670	$2,505	$890	$835

For the nine months ended May 31, 2005, the Company had made contributions of approximately $18.8 million related to pensions.  No additional contributions are expected prior to the end of the current fiscal year.  The Company has made payments for Post-Retirement benefits of approximately $ .7 million for the nine months ended May 31, 2005, and expects total payments for the current fiscal year to be approximately $1.0 million.

Note 7:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
July 5, 2005	$76.77	600,000	498,570
May 31, 2005	$76.77	600,000	498,570
August 31, 2004	$76.77	600,000	498,570
May 31, 2004	$76.77	600,000	498,570

Common Stock:
July 5, 2005	$10.00	4,000	2,902
May 31, 2005	$10.00	4,000	2,878
August 31, 2004	$10.00	4,000	2,873
May 31, 2004	$10.00	4,000	2,905

Note 8: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $93.7 million and $91.6 million for the nine months ended May 31, 2005 and 2004, respectively and $33.9 million and $33.5 million for the three months ended May 31, 2005 and 2004, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2005 and 2004 is shown below:

	For the Nine Months Ended May 31, 2005 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$706,826	$19,691	$726,517
Gross Proceeds	$584,811	$10,680	$595,491
Depreciation and Amortization	$41,939	$8,302	$50,241
Interest Income	$229	$11	$240
Interest Expense	$10,046	$3,854	$13,900
Income from Equity Method Investees	$829	$—	$829
Other Income/(Expense), Net	$(252)	$(11)	$(263)
Net Proceeds	$376,833	$3,439	$380,272

Capital Expenditures	$20,731	$1,153	$21,884

	For the Nine Months Ended May 31, 2004 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$727,156	$19,447	$746,603
Gross Proceeds	$659,001	$10,473	$669,474
Depreciation and Amortization	$42,776	$8,265	$51,041
Interest Income	$154	$4	$158
Interest Expense	$10,143	$4,624	$14,767
Income from Equity Method Investees	$843	$—	$843
Other Income/(Expense), Net	$1,102	$(25)	$1,077
Net Proceeds	$435,300	$2,936	$438,236

Capital Expenditures	$14,944	$908	$15,852

	For the Three Months Ended May 31, 2005 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$260,993	$6,677	$267,670
Gross Proceeds	$191,625	$3,670	$195,295
Depreciation and Amortization	$12,611	$2,770	$15,381
Interest Income	$74	$5	$79
Interest Expense	$3,521	$859	$4,380
Income from Equity Method Investees	$267	$—	$267
Other Income/(Expense), Net	$78	$(11)	$67
Net Proceeds	$129,736	$1,415	$131,151

Capital Expenditures	$8,451	$498	$8,949

	For the Three Months Ended May 31, 2004 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$267,989	$6,538	$274,527
Gross Proceeds	$199,176	$3,544	$202,720
Depreciation and Amortization	$12,854	$2,757	$15,611
Interest Income	$32	$1	$33
Interest Expense	$3,288	$1,146	$4,434
Income from Equity Method Investees	$272	$—	$272
Other Income/(Expense), Net	$436	$—	$436
Net Proceeds	$131,363	$1,211	$132,574

Capital Expenditures	$5,829	$358	$6,187

	As of May 31, 2005 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$309,759	$1	$309,760
Assets Held for Lease, Net	$—	$153,483	$153,483
Segment Assets	$784,504	$165,185	$949,689

	As of May 31, 2004 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$317,783	$2	$317,785
Assets Held for Lease, Net	$—	$163,276	$163,276
Segment Assets	$829,687	$175,378	$1,005,065

Note 11: Legal Proceedings

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed to an administrative law judge under guidelines promulgated by the USDA.  Two of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  Subsequent to the date of this report, the appeal in the third proceeding was also decided such that the Company would not experience a reduction in its marketing allocations.  The decision in the fourth proceeding, however, if it stands, will result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years and the recognition of an expense of approximately $3.1 million related to the valuation of these marketing allocations.  Management has determined that an unfavorable final outcome from this proceeding is possible but not probable and therefore no adjustments related to the valuation of these marketing allocations have been recognized in the financial statements as of May 31, 2005.  Three of the decisions of the administrative law judge have been appealed by various parties, including the Company, to a judicial officer of the USDA.  One of the decisions that was favorable to the Company was affirmed by the judicial officer and the other two appeals are still pending.  Any decision made by a judicial officer of the USDA can be further appealed in federal court.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months and Three Months Ended May 31, 2005 and 2004

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

Comparison of the Nine Months Ended May 31, 2005 and 2004

Revenue for the nine months ended May 31, 2005, was $726.5 million, a decrease of $20.1 million from the same period last year.  Revenue from total sugar sales decreased 2.8 percent due to a 2.4 percent decrease in the hundredweight sold and a .4 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 2.3 percent due to a 10.2 percent increase in the average selling price per ton partially offset by a 7.2 percent decrease in the volume of pulp tons sold.  Revenue from molasses sales decreased 46.1 percent due to a 50.4 percent decrease in the volume of molasses sold partially offset by an 8.5 percent increase in the average selling price per ton.  The decrease in the volume of molasses sold was primarily due to 35.2 percent decrease in molasses produced for sale.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, increased 1.2 percent due to a 10.2 percent increase in the volume of CSB sold partially offset by an 8.2 percent decrease in the average selling price per ton.  Revenue from the sales of Betaine, a by-product of the molasses desugarization process, continues to increase as production levels rise.  Rental revenue on the ProGold operating lease was $19.7 million and $19.4 million for the nine months ended May 31, 2005 and 2004, respectively.

Cost of sales for the nine months ended May 31, 2005, exclusive of payments to members for sugarbeets, increased $53.9 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales unfavorably by $43.3 million.  The costs associated with sugar purchased to meet customer needs increased by $12.0 million due to the later campaign start-up this year.  The cost recognized associated with the non-member sugarbeets (Sidney crop) decreased 19.2 percent for the nine months ended May 31, 2005 when compared to the same period last year.  This decrease was primarily due to fewer beets harvested this year.  Direct processing costs for sugar and pulp increased 3.3 percent.  The increase is due to increased prices related to purchased power, natural gas and major supplies partially offset by harvesting and processing 7.0 percent fewer sugarbeets than last year.  Fixed and committed expenses increased 5.0 percent reflecting increased wastewater treatment expenses costs and general cost increases.

Selling, general and administrative expenses for the nine months ended May 31, 2005 increased $6.9 million as compared to the same period last year.  Selling expenses increased $6.4 million primarily due to higher freight and packaging costs.  General and Administrative costs increased $ ..5 million due in part to increased funding for sugar industry and association activities.

Interest expense decreased $ .9 million for the nine months ended May 31, 2005, as compared to the same period last year.  This was the result of decreased average borrowings levels for short-term and long-term debt, partially offset by higher short-term and long-term interest rates.

Non-member business activities resulted in a gain of $3.2 million for the nine months ended May 31, 2005, as compared to a gain of $3.0 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.  The Company expects lower earnings from the operations of Sidney Sugars this fiscal year due to the smaller sugarbeet crop and reduced selling prices for sugar.

Comparison of the Three Months Ended May 31, 2005 and 2004

Revenue for the three months ended May 31, 2005, was $267.7 million, a decrease of $6.9 million from the same period last year.  Revenue from total sugar sales decreased 2.8 percent due to a 2.3 percent decrease in the hundredweight sold and a .6 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 6.9 percent due to a 16.1 percent increase in the average selling price per ton partially offset by a 7.9 percent decrease in the volume of pulp tons sold.  Revenue from molasses sales decreased 44.0 percent due to a 51.2 percent decrease in the volume of molasses sold partially offset by a 14.6 percent increase in the average selling price per ton.  The decrease in the volume of molasses sold was primarily due to 35.2 percent decrease in molasses produced for sale.  Revenue from sales of CSB increased .7 percent due to a 2.3 percent increase in the volume of CSB sold partially offset by a 1.5 percent decrease in the average selling price per ton.  Revenue from the sales of

Betaine continues to increase as production levels rise. Rental revenue on the ProGold operating lease was $6.7 million and $6.5 million for the three months ended May 31, 2005 and 2004, respectively.

Cost of sales for the three months ended May 31, 2005, exclusive of payments to members for sugarbeets, increased $ .6 million as compared to the same period last year. The change in the net realizable value of product inventories impacted the cost of sales favorably by $6.2 million.  The cost recognized associated with the non-member sugarbeets (Sidney crop) decreased 5.1 percent for the three months ended May 31, 2005 when compared to the same period last year.  This decrease was primarily due to fewer beets harvested this year.    Direct processing costs for sugar and pulp increased 12.9 percent.  This was due to higher prices for natural gas and other major operating supplies. Fixed and committed expenses increased 10.4 percent reflecting increased wastewater treatment expenses and general cost increases.

Selling, general and administrative expenses for the three months ended May 31, 2005 increased $2.9 million as compared to the same period last year.  Selling expenses increased $2.9 million primarily due to higher freight and packaging costs.  General and Administrative costs remained relatively flat when compared to the same period last year.

Interest expense remained relatively flat for the three months ended May 31, 2005 when compared to the same period last year.

Non-member business activities resulted in a gain of $1.9 million for the three months ended May 31, 2005, as compared to a gain of $ .4 million for the same period last year.  The gain in both periods was due primarily to activities related to Sidney Sugars partially offset by the activities related to ProGold.

Regional and Bilateral Free Trade Agreements

The United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Dominican Republic-Central American Free Trade Agreement; the Andean Free Trade Agreement; the Thailand Free Trade Agreement; the U.S.-Panama Free Trade Agreement; and the South African Customs Union Free Trade Agreement.  On June 30, 2005, the United States Senate passed the Dominican Republic-Central American Free Trade Agreement.  This agreement is now pending in the United States House of Representatives.  Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to attempt to manage the situation.  The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

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

Energy Prices

The prices paid by the Company for energy related products, such as natural gas and coke, have recently increased significantly due to supply and demand imbalances.  The Company uses substantial amounts of these products in its manufacturing process.  The Company believes that the prices for energy related products including natural gas, coal and coke will remain high and will very likely increase.  The Company expects that the prices for these products will increase approximately 15 percent in fiscal 2006 over that of fiscal 2005.  These higher prices may materially increase the cost of production of the Company, thus impacting the financial results of the Company.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The majority of such financing has been provided by a consortium of lenders lead by CoBank, ACB.  The Company has a long-term debt line of credit with CoBank, ACB of $222.3 million, of which $128.6 million in loans and $40.6 million in long-term letters of credit were outstanding as of May 31, 2005.  The unused long-term line of credit as of May 31, 2005 was $53.1 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2005, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $13.6 million from a private placement of Senior Notes that occurred in January of 2003; $42.7 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds, and a term loan with Bank of North Dakota of $3.2 million.  The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $265 million, of which there was an outstanding balance of $50.0 million as of May 31, 2005, and a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $112.8 million was outstanding as of May 31, 2005.  The Company had $5.9 million of short-term letters of credit outstanding as of May 31, 2005. The unused short-term line of credit as of May 31, 2005 was $97.3 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company had no outstanding loans with the CCC, as of May 31, 2005.

The Company had outstanding commitments totaling $20.0 million as of May 31, 2005 for equipment and construction contracts related to various capital and maintenance projects.  Included in this amount are outstanding commitments relating to a pulp press project at the East Grand Forks, Minnesota factory and the construction of a centralized coal distribution center for servicing the Red River Valley factories.  The Pulp press project is expected to be completed in August 2006 while the coal distribution center is expected to be operational this fall.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory.  The Company accounts for its investment using the equity method.  As of May 31, 2005, Crystech had outstanding debt of $24.6 million

The changes that have occurred in the Company’s financial statements from August 31, 2004 to May 31, 2005 were primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes: the completion of the sugarbeet harvest and the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used in operations was $70.2 million for the nine months ended May 31, 2005 as compared to $94.4 million for the same period last year.  The decrease of $24.2 million was primarily due to lower inventories of $41.7 million resulting from the smaller crops this year and changes in receivables of $37.5 million. These were partially offset by decreases in the amount due growers of $19.3 million and accrued continuing costs of $24.0 million which were caused by smaller crops and lower projected grower payments this year.

The net cash used in investing activities was $20.5 million for the nine months ended May 31, 2005 as compared to $13.2 million for the same period last year.  The increase of $7.3 million was primarily related to increased purchases of property and equipment of $5.8 million this year. Capital expenditures for the nine months ended May 31, 2005 were $21.9 million as compared to $15.9 million for the same period in 2004.

The net cash provided by financing activities was $91.1 million for the nine months ended May 31, 2005 as compared to $107.5 million for the same period last year.  This decrease of $16.4 million was primarily due to lower net proceeds from short-term debt of $9.4 million. The requirement for short-term debt was lower this year due to the processing smaller crops this year and the lower grower payments for the current year’s crop. Also contributing to this decrease was higher long-term debt repayments of $11 million partially offset by lower payments of unit retains and equity retention.

Working capital decreased $18.6 million from $58.7 million at the beginning of the year to $40.1 million as of May 31, 2005 primarily due to increased short-term debt and reduced receivables, partially offset by increased inventories most of which are primarily due to normal business seasonality.  Working capital as of May 31, 2005 increased $3.2 million when compared to $36.9 million of working capital as of May 31, 2004.  The higher level of working capital as of May 31, 2005 was primarily due to less short-term debt, amounts due growers and accrued continuing costs partially offset by lower inventories. These changes were primarily due to the smaller crop this year and the resulting lower sugar production and forecasted grower beet payments.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2005.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA or an agency under the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed to an administrative law judge under administrative guidelines promulgated by the USDA.  Two of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  Subsequent to the date of this report, the appeal in the third proceeding was also decided such that the Company would not experience a reduction in its marketing allocations.  The decision in the fourth proceeding, however, if it stands, will result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years.  Three of the decisions of the administrative law judge have been appealed by various parties, including the Company, to a judicial officer of the USDA.  One of the decisions that was favorable to the Company was affirmed by the judicial officer and the other two appeals are pending.  Any decision made by a judicial officer of the USDA can be further appealed in federal court.

The outcome of any contested matter is never certain and the eventual decisions of the administrative proceedings identified above may result in a change in the current sugar marketing allocations.  In the event these proceedings are decided in a manner that reduces the Company’s sugar allocations, the amount of sugar the Company can produce and market may be adversely impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

+10.3	Coal Supply Agreement between Registrant and Spring Creek Coal Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(y) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

+10.4	Coal Transportation Agreement between Registrant and Northern Coal Transportation Company, dated August 25, 1995	Incorporated by reference to Exhibit 10(z) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

10.5	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.6	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.7	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.9	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.10	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.11	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.12	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.13	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.14	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

10.15	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.16	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.17	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.18	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.19	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.20	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.21	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.22	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.23	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.24	Supplements to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 20, 2004 and August 13, 2004	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2004

10.25	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2004

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 15, 2005	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer