Form 10-K
period 2005-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2005-11-23
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐  No  ☒

As of November 15, 2005, 2,904 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.                                        BUSINESS

GENERAL

The Company is a Minnesota agricultural cooperative corporation owned by approximately 2,900 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  The Company currently processes sugarbeets from a base level of approximately 500,000 acres in the Red River Valley (the Red River Valley Crop), subject to tolerances for over-planting and under-planting established by the Board of Directors each year.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as: molasses; sugarbeet pulp; and by-products of the molasses desugarization process, betaine and concentrated separated by-product (CSB).

The Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars), owns two sugarbeet processing facilities.  The Company processes the sugarbeets from approximately 40,000 acres grown by non-member growers at the Sidney, Montana, facility.  The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer.

 In September 2003, the Company, through its wholly-owned subsidiary Crab Creek Sugar Company (Crab Creek), acquired all of the assets of Pacific Northwest Sugar Company, LLC (PNSC), certain assets of Central Leasing of Washington, LLC (Central Leasing) that were associated with PNSC and the Moses Lake, Washington sugarbeet factory previously operated by PNSC and control of the sugar production assets owned by Central Leasing associated with the Moses Lake, Washington sugarbeet factory.  In addition, Crab Creek entered into various contracts with Central Leasing such that Crab Creek controls the long-term production of sugar at the Moses Lake facility.  In connection with this acquisition, the USDA transferred to the Company the sugar marketing allocations formerly allocated to PNSC.  Neither Crab Creek nor the Company intends to operate the Moses Lake facility.

The Company is the controlling member of ProGold Limited Liability Company (ProGold), which owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated.

The Company and Newcourt Capital USA own Crystech, LLC (Crystech), which owns the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro, North Dakota.

The Company’s sugar marketing agent, United Sugars Corporation (United), is a cooperative owned by the Company, Minn-Dak Farmers Cooperative and United States Sugar Corporation.  The Company’s agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company (Midwest).  Midwest is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company.

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

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  Total sugar sales accounted for 88.1 percent, 88.7 percent and 89.0 percent of the Company’s consolidated total revenues for the years ended August 31, 2005, 2004 and 2003, respectively.  United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2005, 87.5 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the “Crystal Sugar” and “Pillsbury” brand names and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark and sub-licenses the use of the “Pillsbury” trademark to United Sugars Corporation.

The largest proportion of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed.  Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  For the year ended August 31, 2005, the majority of the Company’s pulp production was exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 8.2 percent of the Company’s consolidated total revenues during fiscal 2005, of which export agri-product sales accounted for 4.3 percent of such revenues.  In the past, agri-products sales accounted for 7.8 percent and 8.2 percent of the Company’s consolidated total revenues in fiscal 2004 and fiscal 2003, respectively, while agri-product export sales accounted for 3.7 percent and 4.0 percent of the Company’s total revenues in fiscal 2004 and fiscal 2003, respectively.

There is no single customer of United Sugars Corporation or Midwest Agri-Commodities Company attributable to the Company that accounts for 10 percent or more of the revenues of the Company.

The Company’s total annual sugar and agri-product production is influenced by the amount and the quality of sugarbeets grown by its members and non-members, the processing capacity of the Company’s plants, by its ability to store harvested sugarbeets and by government programs and regulations.

Raw Materials

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members have five-year contracts with the Company covering the growing seasons of 2003 through 2007.  These five-year contracts automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that is required to be planted for each share of Preferred Stock held by the members.  The Board of Directors intends to maintain the relationship between shares of Preferred Stock and acres of sugarbeet production at a ratio as close to 1 to 1 as possible, subject to tolerances for over-planting and under-planting established by the Board each year and reductions or increases caused by the Company’s marketing allocations established by the USDA.  The Board of Directors and management continue to review and determine the relationship between the ownership of Preferred Stock and acreage planting.

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

Under current contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company’s estimate of the member’s net beet payment; (ii) on or about March 31, the Company pays an amount, which combined with the November payment, equals 90 percent of the member’s estimated net beet payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company’s annual consolidated financial statements, the Company pays the remainder of the member’s net beet payment.  Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members’ sugar and agri-products in excess of related member business operating costs, as described above.

All of the sugarbeets processed at the Sidney, Montana, factory are purchased from non-member growers under contract with Sidney Sugars covering the growing seasons of 2005 through 2007.  Each non-member grower has an annual supplement with Sidney Sugars specifying the number of acres the non-member grower is obligated to grow during each year.

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

Seasonality

The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, the Company’s factories operate twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.  In Sidney, Montana, the campaign also begins in September and lasts approximately 170 days.

The sales of sugar and agri-products occur ratably throughout the year with modest increases in sugar sales occurring prior to holiday seasons.

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2005 and 2004, was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at approximately 189 million hundredweight for the year beginning October 1, 2004 and ending September 30, 2005.  For the same period ending September 2004, total consumption was approximately 184 million hundredweight.  Comparing the two years shows an increase in demand of approximately two percent.

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

The United States sugar industry has been subject to industry consolidation.  Today there are fewer than 10 sugar sellers, with approximately 70 percent of United States sugar market share concentrated in the top three sellers.  The Company’s sugar production and sales represent approximately 16 percent of the total domestic market for refined sugar in 2004/2005.  The Company had the right to market, or to have marketed on its behalf, approximately 33 million hundredweight of sugar from the 2004 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 27 percent of the United States sugar market.

United Sugars Corporation’s main competitors in the domestic market are Imperial Sugar Corporation, Amalgamated Sugar Company, The American Sugar Refining Company and Western Sugar Cooperative.  Because sugar is a fungible commodity, competition in the United States industry is primarily based upon price, customer service and reliability as a supplier.  United Sugars Corporation is currently the second largest marketer of sugar in the United States.

Government Programs and Regulations

Farm Security and Rural Investment Act of 2002

The Farm Security and Rural Investment Act of 2002 (the Farm Bill) was enacted on May 13, 2002.  The Farm Bill contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2002 through 2007 crop years.  Generally, the Farm Bill restricts imports of foreign sugar, maintains the previous non-recourse loan program, and establishes a system of marketing allocations for sugarbeet and sugar cane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

Under the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  When the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment.  Processors may also obtain CCC loans for “in-process” sugar or syrups at 80 percent of the loan rate.

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

The Farm Bill sets an 18 cent per pound loan rate for raw cane sugar and a 22.90 cent per pound loan rate for refined beet sugar.  Both loan rates were effective for the 2004 year crop.

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and beet sugar processors.  The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the maximum level of imports allowed before marketing allotments are expected to be suspended), and subtracting carry-in stocks of sugar, including CCC inventory.  Once the USDA has determined the OAQ for a crop year, it then determines each allotment for beet and cane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane.  An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill.  Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings.  The USDA annually establishes individual processor’s allocations.  The Company’s marketing allocations for the 2004, 2003 and 2002 crops were approximately 33 million hundredweight, 32 million hundredweight and 31 million hundredweight, respectively, while the marketing allocation for the 2005 crop is currently set at approximately 32 million hundredweight.

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

Dominican Republic - Central American Free Trade Agreement

The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law on August 2, 2005 and will be implemented on January 1, 2006.  As a result, the Company expects an increase in the amount of sugar that will be imported into the United States.  The impact of this trade agreement on the Company can not be fully assessed at this time.  It is possible, however, that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings.  The magnitude of the impact can not be determined at this time.

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

Employees

As of August 31, 2005, the Company had 1,318 full-time employees, of which 1,071 were hourly and 247 were salaried.  The Company had 19 part-time employees.  In addition, the Company employs approximately 853 hourly seasonal workers, approximately 407 during the sugarbeet harvest and approximately 446 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2011 for the Red River Valley factory employees and April 30, 2008 for the Sidney, Montana, factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.  The Company considers its employee relations to be very good.

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

In 2005, the Company paid a penalty of $6,500 to the Minnesota Pollution Control Agency related to a storm water spill that occurred at the East Grand Forks, Minnesota factory.

The Company makes capital expenditures of approximately $2.0 million each year for environmental related projects and anticipates continuing to make the same level of capital expenditures related to environmental projects for the foreseeable future.

Available Information

The Company’s corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400.  The Company’s fiscal year ends August 31.  The Company’s website is www.crystalsugar.com.  The Company files annual, quarterly and periodic reports with the United States Securities and Exchange Commission (SEC).  These reports can be accessed by selecting “Links” on the Company’s website or electronic or paper copies can be obtained free of charge upon request.  In addition, the Company’s reports may be read or copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site at http://www.sec.gov that contains reports and other information filed electronically about the Company.

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

Energy Prices

The prices paid by the Company for energy related products, such as natural gas, coal and coke, have recently increased significantly due to supply and demand imbalances.  The Company uses substantial amounts of these products in its manufacturing process.  The Company believes that the prices for energy related products including natural gas, coal and coke will remain high and will very likely increase.  The Company expects that the prices for these products will increase approximately 40 percent in fiscal 2006 over that of fiscal 2005.  The Company also expects that higher fuel prices will increase the costs of many goods and services it acquires.  These higher prices may materially increase the cost of production, thus impacting the financial results of the Company.

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

Item 2.                                        PROPERTY AND PROCESSING FACILITIES

The Company operates five sugarbeet processing factories in the Red River Valley and one in Sidney, Montana.  The Company owns all of its factories and the land on which they are located.  The factories range in size from 150,000 to 400,000 square feet.

The location and processing capacity of the Company’s factories are:

Location	Approximate Daily Slicing Capacity
(Tons of Sugarbeets)
Crookston, MN	5,900
East Grand Forks, MN	9,300
Moorhead, MN	5,900
Drayton, ND	6,700
Hillsboro, ND	8,200
Sidney, MT	6,300

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar.  Each factory has space for sugarbeet storage, including ventilated storage sites.  The Red River Valley factories also have cold storage sites.  Each of these facilities is currently operating at or near its capacity.  The Company owns a molasses desugarization (MDS) plant at its East Grand Forks facility and owns 50 percent of Crystech which owns the MDS plant adjacent to the Hillsboro factory.  The MDS plants process molasses to extract additional sugar.  The Company has sugar packaging facilities located at the Moorhead, Hillsboro, Crookston, East Grand Forks and Sidney factories.

The Company also owns a sugarbeet processing plant in Torrington, Wyoming.  The Torrington, Wyoming, facility is leased on a long-term basis to another sugar company.

ProGold Limited Liability Company owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated.  The corn wet-milling plant is capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products.  This property is used in the Company’s leasing segment.

The Company’s corporate office is located in a 30,000 square foot, two-story office building in Moorhead, Minnesota.  The Company also has a 100,000 square foot Technical Services Center situated on approximately 200 acres in Moorhead, Minnesota.  The Company owns both facilities.  The Company also owns numerous sites as sugarbeet receiving and storage stations located within proximity of their factories.  Substantially all non-current assets are mortgaged or pledged as collateral for its indebtedness to various financial institutions.

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

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed to an administrative law judge under guidelines promulgated by the USDA.  Three of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  The decision in the fourth proceeding, however, if it stands, will result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.  All of the decisions of the administrative law judge have been appealed by various parties, including the Company, to the chief judicial officer of the USDA.  One of the decisions that was favorable to the Company was affirmed by the chief judicial officer and the other three appeals are still pending.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  The Company intends to vigorously pursue favorable outcomes in these matters. The outcome of any contested matter, however, is never certain and the eventual decision may result in a change in the current sugar marketing allocations.  In the event these proceedings are decided in a manner that reduces the Company’s sugar allocations, the amount of sugar the Company can produce and market may be adversely impacted.

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2005.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2005, the Company had 2,904 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

A member desiring to sell his or her Common Stock or Preferred Stock must first offer them to the Company for purchase at par value.  If the Company declines to purchase such shares, either class may be sold to a new member (i.e., another farm operator not already a member) and Preferred Stock may be sold to one or more existing members or farm operators approved for membership, in each case subject to approval by the Board of Directors.  To date, the Company’s Board of Directors has not exercised the Company’s right of first refusal to purchase preferred shares offered for sale by its members.  Because the Company does not require parties seeking approval for transfers to provide information regarding the transfer price, the Company does not possess verifiable information regarding the transfer price involved in recent transfers of the Company’s Preferred Stock.

Item 6.                                        SELECTED FINANCIAL DATA

The selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes included in Appendix A of this Report.

	Fiscal Year Ended August 31,
	(In Thousands, except for ratios)
	2005	2004	2003	2002	2001

Net Revenues	$965,474	$1,033,088	$829,246	$775,288	$866,362
Net Proceeds (1)	$373,260	$473,122	$361,902	$398,588	$389,039
Total Assets	$774,024	$822,155	$809,751	$622,693	$641,445
Long-Term Debt, Net of Current Maturities	$216,842	$250,086	$286,922	$182,371	$201,416
Members’ Investments	$315,698	$303,426	$270,346	$268,667	$255,660
Property and Equipment Additions, net of retirements	$42,595	$30,347	$46,578	$15,281	$21,851
Working Capital	$47,514	$58,673	$49,572	$58,282	$45,341
Ratio of Long-Term Debt to Equity (2)	.69:1	.82:1	1.06:1	.68:1	.79:1

	Fiscal Year Ended August 31,
	(In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2005	2004	2003	2002	2001

Acres harvested	525	537	546	453	442
Tons purchased	10,217	10,982	9,485	8,058	9,626
Tons purchased per acre harvested	19.5	20.5	17.7	17.8	21.8
Sugar Content of Sugarbeets	17.8%	18.5%	17.1%	18.0%	17.8%
Sugar hundredweight
Produced	30,524	33,829	26,746	25,395	29,035
PIK Sugar Receipts	—	—	—	1,177	1,561
Sold, including purchased sugar	31,509	33,835	27,077	26,806	32,445
Purchased sugar sold	523	36	707	288	3
Agri-Products tons
Produced	732	876	760	612	749
Sold	761	864	718	636	701

(1)                                  Net Proceeds are the Company’s gross revenues, less the costs and expenses of producing and marketing sugar, agri-products and sugarbeet seed, but before payments to members for sugarbeets.  Payments to be made to members for the delivery of sugarbeets are liabilities of the Company.  (For a more complete description of the calculation of Net Proceeds, see “Item 1.  Business – Raw Materials.”)

(2)                                  Calculated by dividing the Company’s long term debt, exclusive of the current maturities of such debt, by members’ investments.

(3)                                  Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2005 relates to the crop of 2004).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Appendix A of this report.

Liquidity and Capital Resources

Under the Company’s Bylaws and Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, the beet payment made to member growers and non-member growers are paid in three payments over the course of a year, and the payments are made net of any anticipated or declared unit retain for the crop.  These procedures have the effect of providing the Company with an additional source of short-term financing.  This member financing arrangement may result in an additional source of liquidity and reduced need for outside financing in comparison to a similar business operated on a non-cooperative basis.

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund its operations.  The majority of such financing has been provided by a consortium of lenders led by CoBank, ACB.

The Company has long-term debt availability with CoBank, ACB of $229.1 million, of which $128.8 million in loans and $47.9 million in long-term letters of credit were outstanding as of August 31, 2005.  The unused long-term line of credit as of August 31, 2005 was $52.4 million.  In addition, the Company has long-term debt outstanding, as of August 31, 2005, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $12.9 million from a private placement of Senior Notes that occurred in January of 2003; $42.9 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $3.2 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million, of which there was no outstanding balance as of August 31, 2005, and a line of credit with Wells Fargo Bank for $1 million, of which there was no outstanding balance as of August 31, 2005.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $30.7 million was outstanding as of August 31, 2005.  The Company had $5.9 million of short-term letters of credit outstanding as of August 31, 2005.  The unused short-term line of credit as of August 31, 2005 was $244.4 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding commitments totaling $9.3 million as of August 31, 2005 for equipment and construction contracts related to various capital and maintenance projects.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory.  The Company accounts for its investment using the equity method.  As of August 31, 2005, Crystech had outstanding debt of $18.4 million.

The net cash provided by operations was $84.6 million for the year ended August 31, 2005 as compared to $83.9 million for the previous year.  This slight increase of $.7 million was primarily due to lower inventories and receivables partially offset by lower unit retains withheld from members, reduced amounts due growers resulting from the smaller crops this year and decreased net earnings from non-member business this year.

The net cash used in investing activities was $43.1 million for the year ended August 31, 2005 as compared to $24.9 million for the previous year.  The increase of $18.2 million was primarily related to increased purchases of property and equipment of $13.9 million, increased investments in marketing cooperatives of $2.1 million and the proceeds from the disposition of assets held for sale in fiscal 2004 of $1.7 million.

The net cash used in financing activities was $41.3 million for the year ended August 31, 2005 as compared to $59.7 million for the previous year.  This decrease of $18.4 million was primarily due to lower net proceeds from short-term debt of $19.3 million and decreased payments of unit retains and equity retention of $8.1 million. The requirement for short-term debt was lower in fiscal 2005 due to processing smaller crops this year and the lower grower payments for the current year’s crop. These decreases were partially offset by increased net payments on long-term debt of $6.0 million and the final amount of $4.0 million received last year from the 1997 stock sale.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2005:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$237,789	$20,947	$110,431	$33,457	$72,954
Interest on Fixed Rate L-T Debt	98,100	13,099	26,491	9,172	49,338
Purchase Obligations	20,817	16,410	3,457	912	38
Other Long-Term Obligations	889	149	447	241	52
Pension Plan Contributions (1)	3,400	3,400

Total Contractual Obligations	$360,995	$54,005	$140,826	$43,782	$122,382

(1) The Company expects to contribute approximately $3.4 million to the pension plans during the next fiscal year.  Contributions for future years are not known at this time and therefore are not included in the above table.

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

Pension Plan and Other Post-Retirement Benefits

Accumulated plan benefits are those future periodic payments, including lump-sum distributions, that are attributable under the Company’s Pension Plan and Post-Retirement Plan to the service employees have rendered. Accumulated plan benefits include benefits expected to be paid to retired or vested terminated employees or their beneficiaries; beneficiaries of employees who have died; and present employees or their beneficiaries.

The actuarial present value of accumulated plan benefits is determined by an actuary and is the amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money and the probability of payment.

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2005 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy - 1983 group annuity mortality; Retirement Age – graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 8.25 percent compounded annually for funding;  Discount Rate- 5.61 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2005 were as follows: Healthcare Cost Trend - a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2006.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, a 12.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006.  The rate is assumed to decline to 7.0 percent over the next five years; Discount Rate- 5.61 percent compounded annually.

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

Comparison of the Years Ended August 31, 2005 and 2004

Revenue for the year ended August 31, 2005, was $965.5 million, a decrease of $67.6 million from 2004.  Revenue from total sugar sales decreased 7.1 percent due to a 6.9 percent decrease in the hundredweight sold and a 0.3 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales decreased 3.1 percent due to an 11.5 percent decrease in the volume of pulp tons sold partially offset by a 9.5 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 37.8 percent due to a 43.3 percent decrease in the volume of molasses sold, partially offset by a 9.8 percent increase in the average selling price per ton.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 5.5 percent due to a 9.3 percent decrease in the average selling price per ton, partially offset by a 4.2 percent increase in the volume of CSB sold.  Revenue from the sales of betaine, a by-product of the molasses desugarization process, increased 523 percent due to a 475 percent increase in the volume of betaine tons sold and an 8.4 percent increase in the average selling price per ton.  Rental revenue on the ProGold operating lease was $26.1 million and $25.8 million for the years ended August 31, 2005 and 2004, respectively.

Cost of sales for the year ended August 31, 2005, exclusive of payments to members for sugarbeets, increased $26.7 million as compared to fiscal 2004.  The change in the net realizable value of product inventories impacted the cost of sales unfavorably by $9.0 million.  The costs associated with sugar purchased to meet customer needs increased by $13.3 million due to the later campaign start-up this year and a 10.0 percent reduction in sugar produced resulting from a 7.0 percent smaller crop along with a lower sugar content of the sugarbeets this year.  The cost recognized associated with the non-member sugarbeets decreased $9.0 million or 20.1 percent for the year ended August 31, 2005 when compared to last year.  This decrease was primarily due to fewer sugarbeets harvested this year.  Direct processing costs for sugar and pulp increased 3.7 percent.  The increase is due to increased prices related to energy products and major supplies partially offset by harvesting and processing 7.0 percent fewer sugarbeets than last year.  Fixed and committed expenses increased 3.2 percent reflecting increased wastewater treatment expenses and general cost increases.

Selling, general and administrative expenses increased $3.3 million from 2004.  Selling expenses increased $3.2 million primarily due to higher freight and packaging costs.  General and Administrative expenses increased $.1 million due in part to increased funding for sugar industry and association activities.

Interest expense decreased $1.0 million from last year. This was the result of decreased average borrowing levels for short-term and long-term debt, partially offset by higher short-term and long-term interest rates.

Non-member business activities resulted in a gain of $2.5 million in 2005, as compared to a gain of $4.2 million in 2004.  The gain in both years was due primarily to activities related to Sidney Sugars. Earnings from the operations of Sidney Sugars were lower this year due to the smaller sugarbeet crop and reduced selling prices for sugar.

Payments to members for sugarbeets, net of unit retains declared, decreased by $86.9 million from $438.9 million in 2004 to $351.9 million in 2005. This was primarily due to the decreased size and quality of the crop harvested and processed in 2005.

Comparison of the Years Ended August 31, 2004 and 2003

Revenue for the year ended August 31, 2004, was $1.0 billion, an increase of $203.8 million from 2003.  Revenue from total sugar sales increased 24.1 percent due to a 25.0 percent increase in the hundredweight sold partially offset by a 0.7 percent decrease in the average selling price per hundredweight.  Revenue from pulp sales increased 20.9 percent due to a 17.1 percent increase in the volume of pulp tons sold and a 3.2 percent increase in the average selling price per ton.  Revenue from molasses sales increased 35.3 percent due to a 41.5 percent increase in the volume of molasses sold, partially offset by a 4.4 percent decrease in the average selling price per ton.  The increases in the volume of products sold were due primarily to the additional sales associated with the larger crop in the Red River Valley and a full year of production at the Sidney, Montana, factory.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 11.2 percent due to a 20.8 percent decrease in the average selling price per ton, partially offset by a 12.1 percent increase in the volume of CSB sold.  Rental revenue on the ProGold operating lease was $25.8 million as compared to $8.6 million last year.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.

Cost of sales for the year ended August 31, 2004, exclusive of payments to members for sugarbeets, increased $47.5 million as compared to fiscal 2003.  The change in the net realizable value of product inventories impacted the cost of product sold unfavorably by $16.5 million.  The costs associated with sugar purchased to meet customer needs decreased $13.1 million due to the normal commencement of the 2003 Red River Valley crop campaign.  The 2002 Red River Valley crop campaign startup was delayed because of adverse planting and growing conditions which slowed the maturity of the crop.  As a result, additional sugar was required to be purchased to service customers during this delay. The cost recognized associated with the non-member sugarbeets was $44.9 million for the year ended August 31, 2004, an increase of $13.2 million as compared to the prior year.  This increase was primarily due to a 32.6 percent increase in the tons of sugarbeets purchased.  Direct processing costs for sugar and pulp increased 15.3 percent.  This was primarily the result of harvesting 15.8 percent more and processing 16.4 percent more sugarbeets than in fiscal 2003.  Higher natural gas prices, increased coal costs and higher labor costs also added to this increase.  Fixed and committed expenses increased 7.0 percent reflecting higher labor and benefit costs, increased maintenance costs and costs related to a full year of operations of the Sidney, Montana, factory.  Costs related to ProGold were $12.0 million as compared to $4.0 million last year.  This difference was the result of the consolidation of ProGold which commenced on May 1, 2003.

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

2005 Crop and Estimated Fiscal Year 2006 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2005 sugarbeet crop.  This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2005 sugarbeet crop.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The harvest of the sugarbeet crop grown during 2005 is estimated to produce a total of 9.7 million tons of sugarbeets, or approximately 19.1 tons of sugarbeets per acre from approximately 507,000 acres.  This represents a decrease in total tons harvested of approximately 5.0 percent compared to the 2004 crop.  The sugar content of the 2005 crop is estimated to be 17.9 percent as compared to the 17.8 percent sugar content of the 2004 crop.  The Company expects to produce a total of approximately 29.2 million hundredweight of sugar from the 2005 crop, a decrease of approximately 4.3 percent compared to the 2004 crop.

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

The consolidated financial statements of the Company for the fiscal years ended August 31, 2005, 2004 and 2003 have been audited by Eide Bailly LLP, independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2005.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires Dec.

Michael A. Astrup PO Box 219 Dilworth, MN 56529	52	Moorhead	1996	2005

William Baldwin 8244 144th Ave. NE St Thomas, ND 58276	59	Drayton	2004	2007

Jerry D. Bitker 1694 Co. Highway #19 Halstad, MN 56548	57	Hillsboro	1996	2005

Richard Borgen 1544 Co. Highway #39 Perley, MN 56574	56	Moorhead	1997	2006

John Gudajtes 15363 County Road 15 Minto, ND 58261	56	East Grand Forks	2003	2006

Curtis Haugen 45508 300th St. NW Argyle, MN 56713	44	East Grand Forks	2001	2007

Lonn M. Kiel 36044 275th Ave. S.W. Crookston, MN 56716	52	Crookston	1994	2006

David J. Kragnes 10600 60th St. N. Felton, MN 56536	53	Moorhead	1995	2007

Francis L. Kritzberger RR #1, Box 22 Hillsboro, ND 58045	60	Hillsboro	1996	2006

Patrick D. Mahar 502 E. 3rd Ave. S. Cavalier, ND 58220-9789	62	Drayton	1993	2005

Jeff McInnes RR 2 Box 140 Hillsboro, ND 58045	48	Hillsboro	2001	2007

Ronald E. Reitmeier 30928 220th St. S.W. Fisher, MN 56723	60	Crookston	1996	2005

Jim A. Ross 25669 328th Ave. S.W. Fisher, MN 56723	55	Crookston	1998	2007

G. Terry Stadstad (Chairman) 1774 22nd Avenue NE Grand Forks, ND 58203	62	East Grand Forks	1993	2005

Neil Widner PO Box 47 Stephen, MN 56757	54	Drayton	2000	2006

Below is the biographical information on each Director.

Michael A. Astrup.  Mr. Astrup has been a director since 1996.  Mr. Astrup has been a farmer since 1976, with his farming operations located near Dilworth, Minnesota.  Mr. Astrup serves on the Board of Directors of United Sugars Corporation and is a Director of the American Sugarbeet Growers Association.

William Baldwin.  Mr. Baldwin has been a director since 2004.  Mr. Baldwin has been farming in the Drayton Factory District since 1966 and is the President of Baldwin Farms Incorporated.  Mr. Baldwin is the past President of the Red River Valley Sugarbeet Growers Association, served on the American Sugarbeet Growers Executive Committee and is currently serving on the Farm Service Agency, State Committee.

Jerry D. Bitker.  Mr. Bitker has been a director since 1996 and has been a farmer since 1974 near Halstad and Ada, Minnesota.

Richard Borgen.  Mr. Borgen has been a director since 1997.  Mr. Borgen has farmed east of Perley, Minnesota, since 1967 and has served as a director on the Perley Co-op Elevator Board for nine years and the Norman County West school board for 10 years.

John Gudajtes.  Mr. Gudajtes has been a director since 2003.  Mr. Gudajtes has farmed in the Minto, North Dakota, area since 1967 and is the President of Gudajtes Farms.  Mr. Gudajtes has been the President of Walsh County Historical Society for three years.

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

David J. Kragnes.  Mr. Kragnes has been a director since 1995.  Mr. Kragnes has been a farmer since 1972, with his farming operation located near Felton, Minnesota.  Mr. Kragnes serves on the Board of Directors of United Sugars Corporation, the Board of Governors of ProGold Limited Liability Company and is also a director for the American Sugarbeet Growers Association.

Francis L. Kritzberger.  Mr. Kritzberger has been a director since 1996.  Mr. Kritzberger has previously served as a director with the Company, from July 30, 1989 until July 30, 1993.  Mr. Kritzberger has been a farmer since 1964.  Mr. Kritzberger serves on the Board of Directors of the North Dakota Council of Cooperatives.

Patrick D. Mahar.  Mr. Mahar has been a director since 1993 and has been a farmer since 1962.  Mr. Mahar is currently a partner of Mahar Farms near Cavalier, North Dakota.  Mr. Mahar previously served as president of the Red River Valley Sugarbeet Growers Association, Fargo, North Dakota, and as president of the American Sugarbeet Growers Association, Washington, D.C.  Mr. Mahar is also on the Boards of Directors of United Valley Bank and Farmers Co-op Elevator, both of Cavalier, North Dakota.  Mr. Mahar also serves on the Advisory Board of Directors of the Bank of North Dakota.

Jeff McInnes.  Mr. McInnes has been a director since 2001.  Mr. McInnes co-manages a 4,000 acre farming operation near Hillsboro, North Dakota.  Mr. McInnes is the founder and manager of the Basement Traders Marketing Club, a grain marketing association in Hillsboro.  Mr. McInnes serves on the Board of Governors of ProGold Limited Liability Company.

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

G. Terry Stadstad.  Mr. Stadstad has been a director since 1993 and has served as Chairman since 2004.  Mr. Stadstad has been farming near Grand Forks, North Dakota, since 1965.  Mr. Stadstad serves on the Board of Directors of United Sugars Corporation, Midwest Agri-Commodities Company and on the Board of Governors of ProGold Limited Liability Company.

Neil Widner.  Mr. Widner has been a director since 2000.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.  Mr. Widner serves on the Board of Directors of Midwest Agri-Commodities Company and is also a director for the American Sugarbeet Growers Association.

The Board of Directors meets monthly.  For fiscal year 2005, the Company provided its directors with compensation consisting of (i) a payment of $500 per month, (ii) a per diem payment of $250 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors’ meetings.  The Chairman of the Board of Directors receives a payment of $1,000 per month, rather than $500 per month; the Chairman also receives a per diem in the amount of $250 for each day spent on Company activities.  The Board of Directors has approved an increase in the monthly compensation paid to directors and the Chairman of $25 per month for each fiscal year after fiscal 2005.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the member’s regular employment or business, but not beyond age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there are two members who have elected to participate in this plan.  The amount deferred, as of August 31, 2004 was $208,000.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting and controls, the annual independent audit of the Company’s consolidated financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants, approves the fees and the scope and procedural plans of the audits of the Company’s consolidated financial statements.  The Audit Committee administers the Company’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Company’s Code of Ethics.  On August 31, 2005, the members of the Audit Committee were Jeff McInnes (Committee Chair), Michael Astrup, William Baldwin, Curtis Haugen, Ronald Reitmeier and Jim Ross.

As of August 31, 2005, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of the Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

Executive Officers

The table below lists the principal officers of the Company, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position

James J. Horvath	60	President and Chief Executive Officer
Thomas S. Astrup	36	Vice President- Agriculture
David A. Berg	51	Vice President-Operations and Chief Operations Officer
Brian F. Ingulsrud	42	Vice President-Administration
Joseph J. Talley	45	Vice President-Finance and Chief Financial Officer
Daniel C. Mott	46	Secretary
Samuel S. M. Wai	51	Treasurer and Assistant Secretary
Mark P. Kalvoda	33	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	49	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	48	Director - Economic Analysis and Business Development, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	50	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	41	Treasury Operations Manager and Assistant Secretary

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

Item 11.                                 EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2005 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the four other most highly compensated current executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term
	Year	Salary	Incentive Compensation	Other Annual Compensation (1)	Compensation Payouts (2)

James J. Horvath	2005	$494,615	$156,400	$46,961	$605,031
President and Chief Executive	2004	$462,652	$313,875	$38,315	$83,828
Officer	2003	$446,703	$200,359	$42,000	$23,479

Thomas S. Astrup	2005	$204,692	$53,986	$12,650	$5,160
Vice President-Agriculture*	2004	$189,475	$90,048	$10,487	$5,453
	2003	$173,497	$52,851	$10,579	$527

David A. Berg	2005	$243,846	$59,852	$23,384	$99,805
Vice President-Operations and	2004	$227,731	$110,000	$21,245	$18,211
Chief Operations Officer**	2003	$211,000	$87,969	$20,941	$5,022

Brian F. Ingulsrud	2005	$166,923	$42,840	$10,764	—
Vice President-Administration*	2004	$137,552	$51,075	$8,290	—
	2003	$119,480	$21,098	$7,604	—

Joseph J. Talley	2005	$243,846	$77,933	$23,716	$254,279
Vice President-Finance and	2004	$229,077	$128,296	$20,998	$18,325
Chief Financial Officer	2003	$211,001	$100,643	$21,408	$5,039

*                      Effective February 9, 2004

**               Effective January 12, 2004

(1)                                  Includes the cost of additional life insurance coverage, imputed value of long-term disability insurance, car allowance, reimbursed health club dues, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash, and flexible spending dollars into 401(k).

(2)                                  Includes amounts paid to executive officers who exercised vested contract rights and the “profit per acre payments” made to the executive under the Company’s LTIP plans (described below).  The profit per acre payments are determined by subtracting from the Company’s beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.

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

On September 28, 2005, the Company and Mr. Horvath, entered into an amendment to his existing employment agreement with the Company dated May 15, 1998.  Prior to this Amendment, the Employment Agreement contained certain provisions that were a disincentive to Mr. Horvath continuing his employment with the Company beyond September 30, 2005 and other provisions that required amendment as a result of recent changes in the tax laws.  The Amendment (1) eliminates the disincentive to Mr. Horvath to continue his employment with the Company, (2) changes certain vacation accruals so that Mr. Horvath accrues additional vacation days and (3) makes certain other changes required to comply with the recent changes to the tax laws.

If Mr. Horvath’s employment terminates with the Company without cause or he incurs a termination due to disability after age 60, Mr. Horvath is entitled to receive reimbursement for the cost of medical and dental coverage for himself and his spouse from the date of termination through their respective deaths; life insurance coverage equal to his base salary on the date of termination until he attains age 65, from age 65 to 70 equal to 50 percent of his base salary on the date of termination, and after age 70 equal to 25 percent of his base salary on the date of termination; and supplemental pension benefits equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 assuming compensation equal to or greater of (1) the actual compensation paid twelve months immediately preceding termination (including annual incentive compensation paid in only the most recently completed fiscal year) to be applied for the years remaining to age 65 (with actual compensation to be used for the years prior to the date of termination); or (2) the compensation paid for the period beginning October 1, 2004, and ending September 30, 2005, to be applied for each of the five years from age 60 to age 65, and in each case assuming 30 years of service actually attained as of the date of termination of employment or the date on which he attains age 65, with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse under the Retirement Plan A and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP).

If Mr. Horvath’s employment terminates with the Company without cause after age 60 and Mr. Horvath subsequently dies, or if Mr. Horvath dies prior to terminating his employment with the Company, Mr. Horvath’s spouse is entitled to receive monthly payments for the remainder of her life equal to the difference between the cumulative monthly amount of the retirement benefit Mr. Horvath would have received under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP) computed as though Mr. Horvath continued his employment to age 65 assuming compensation equal to or greater of (1) the actual compensation paid twelve months immediately preceding termination (including annual incentive compensation paid in only the most recently completed fiscal year) to be applied for the years remaining to age 65 (with actual compensation to be used for the years prior to the date of termination); or (2) the compensation paid for the period beginning October 1, 2004, and ending September 30, 2005 to be applied for each of the five years from age 60 to age 65, and in each case assuming 30 years of service actually attained as of the date of termination of employment or the date on which he attains age 65, with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse under the Retirement Plan A and the cumulative monthly amount of the retirement benefits actually paid to Mr. Horvath under Retirement Plan A and the Supplemental Executive Retirement Plan (SERP).

Incentive Plans

Annual Incentive Plan

The Company’s salaried employees are entitled to participate in an annual incentive program that provides for cash awards based partially on the performance of the Company and partially on achievement of certain performance objectives.  The performance objectives of the CEO are determined by the Board of Directors.  The performance objectives of other executives are determined by the CEO.  The amount of the incentive bonus is dependent on the employee’s responsibilities, the performance of the Company and the employee’s performance for the fiscal year.

Long-Term Incentive Plans

1999 Long-Term Incentive Plan

During 2005, the granting of additional contract rights under the 1999 Long-Term Incentive Plan (1999 Plan) was discontinued with the adoption of the 2005 Long-Term Incentive Plan (2005 Plan) discussed below.  All vested contract rights as of December 31, 2004, remained in the 1999 Plan while all unvested contract rights were transferred to the 2005 Plan. The value of the contract rights remaining in the 1999 Plan is related to the value of preferred shares of the Company as determined by the Board of Directors.

In 2005, 593.07 vested contract rights were exercised by executive officers who held vested contract rights at a stated value of $1,750 per contract right or a total stated value of $1,038,000.  In addition, 550.54 contract rights were transferred to the 2005 Plan and 74.62 contract rights were forfeited.  As of August 31, 2005, there were 455.07 vested contract rights remaining in the 1999 Plan.  At August 31, 2005, the Board of Directors increased the value of these contract rights from $1,750 to $1,800 per contract right for a total increase of $23,000 bringing the total stated value of these contract rights as of August 31, 2005, to $819,000.

2005 Long-Term Incentive Plan

Under this plan, which became effective in fiscal 2005, awards are based upon progress towards achieving certain long-term strategic objectives established by the Board of Directors.  Incentive awards under the plan range from 0 to 40 percent of base compensation for the Vice Presidents and from 0 to 80 percent of base compensation for the CEO.  The actual amount of the award available to a given individual is based upon the collective performance level of participants as determined by the Board of Directors.  Awards paid under the plan may be paid in the form of cash paid to the employee’s Supplemental Executive Retirement Plan, as discussed below, or in the form of contract rights, in each case as determined by the Board of Directors.  All awards will be subject to a three year vesting schedule.  The Board of Directors retains the discretion to determine the amount of any cash awards and/or contract rights to be made available to plan participants with respect to a given fiscal year.  The 2005 Plan establishes additional restrictions on distributions, as compared to those contained in the 1999 Plan, along with other changes necessary to comply with recent changes to the tax laws.

In 2005, 122.01 contract rights were granted at a stated value of $1,800 per contract right or a total stated value of $220,000.  At August 31, 2005, the Board of Directors increased the value of the 550.54 contract rights transferred from the 1999 Plan from $1,750 to $1,800 per contract right for a total increase of $28,000.  As of August 31, 2005, there were 672.55 rights, at a total stated value of $1.2 million, issued and outstanding, none of which were vested.

The table below lists the executives named in the compensation table who have been granted and hold contract rights under the plans discussed above.

Long-Term Incentive Plan Awards

	Fiscal 2005					Fiscal 2005
	Contract Rights		Total Contract Rights Held			Representative
Executive Officers	Granted	Stated Value	Granted	Vested	Stated Value	Payout (1)

James J. Horvath	65.28	$117,504	691.68	309.61	$1,245,026	$605,031
Thomas S. Astrup	13.51	$24,318	135.08	58.13	$243,148	$5,160
David A. Berg	16.06	$28,908	180.09	87.33	$324,164	$99,805
Brian F. Ingulsrud	11.10	$19,980	27.68	—	$49,815	$—
Joseph J. Talley	16.06	$28,908	93.09	—	$167,557	$254,279

(1)                                  The amount shown represents the value of vested contract rights exercised during fiscal 2005 and a representative amount, determined for the last fiscal year, with respect to “profit per acre payments”, which are non-stock price based payments.  The profit per acre payments are determined by subtracting from the Company’s net beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.  Based on that formula, the Company must provide a beet payment per acre to its members equal to the average cost of production for an acre of sugarbeets in order for executives holding contract rights to obtain any payment of profit per acre payments.  Given the method of determining the profit per acre payments, there is no maximum payment amount.

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

American Crystal Sugar Company

2005 Calculation

Plan A Qualified and Non-Qualified Supplemental Benefits

	Years of Service
Remuneration	15	20	25	30	35

$125,000	$23,335	$31,114	$38,892	$46,671	$46,671
$150,000	$28,585	$38,114	$47,642	$57,171	$57,171
$175,000	$33,835	$45,114	$56,392	$67,671	$67,671
$200,000	$39,085	$52,114	$65,142	$78,171	$78,171
$225,000	$44,335	$59,114	$73,892	$88,671	$88,671
$250,000	$49,585	$66,114	$82,642	$99,171	$99,171
$300,000	$60,085	$80,114	$100,142	$120,171	$120,171
$400,000	$81,085	$108,114	$135,142	$162,171	$162,171
$450,000	$91,585	$122,114	$152,642	$183,171	$183,171
$500,000	$102,085	$136,114	$170,142	$204,171	$204,171
$600,000	$123,085	$164,114	$205,142	$246,171	$246,171
$700,000	$144,085	$192,114	$240,142	$288,171	$288,171
$800,000	$165,085	$220,114	$275,142	$330,171	$330,171
$900,000	$186,085	$248,114	$310,142	$372,171	$372,171
$1,000,000	$207,085	$276,114	$345,142	$414,171	$414,171

The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 20 years; Mr. Astrup has served for 11 years; Mr. Berg has served for 18 years; Mr. Ingulsrud has served for 14 years; and Mr. Talley has served for 11 years.

The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax and after-tax basis, a portion of their gross compensation in trust to pay future retirement benefits.  The Company matches 100 percent of the nonunion and eligible union year-round participant’s pre-tax contribution up to 4 percent and 2 percent, respectively, of their gross earnings.  The total annual addition to any employee’s account in any calendar year may not exceed the lesser of (i) $40,000 or (ii) 100 percent of annual compensation less the amount of the employer match and the employee deferral.  For calendar 2005, the employee pre-income tax contribution is limited to $14,000 and an additional $4,000 of Catch-up contributions, if applicable.  Benefits under the 401(k) plans can begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59½, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70½ or is terminated.

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

Item 14.                                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2005 and 2004 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2005	2004
Audit Fees	$121	$121
Audit-Related Fees	32	45
Tax Fees	35	43
All Other Fees	—	—
Total	$188	$209

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2005 and fiscal 2004.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2005 and fiscal 2004.  These services include: Benefit Plan audits and Sarbanes-Oxley Act advisory services.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2005 and fiscal 2004.  These services include tax return preparation, tax planning and tax research.

All Other Fees.  The All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies.  There were no other fees paid to Eide Bailly LLP for fiscal 2005 or fiscal 2004.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  The Audit Committee approved all of the services and the fees billed for such services to the Company that are included above.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2005 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

	1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended August 31, 2005, 2004 and 2003
Consolidated Balance Sheets as of August 31, 2005 and 2004
Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended August 31, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules
None

	3.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)	Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2005.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
President and Chief Executive Officer

Dated: November 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. HORVATH	President and Chief Executive Officer	November 23, 2005
(Principal Executive Officer)

/s/ JOSEPH J. TALLEY	Vice President-Finance and Chief Financial Officer	November 23, 2005
(Principal Financial Officer)

/s/ MARK P. KALVODA	Corporate Controller	November 23, 2005
(Principal Accounting Officer)

/s/ MICHAEL A. ASTRUP	Director	November 23, 2005

/s/ WILLIAM BALDWIN	Director	November 23, 2005

/s/ JERRY D. BITKER	Director	November 23, 2005

/s/ RICHARD BORGEN	Director	November 23, 2005

/s/ JOHN GUDAJTES	Director	November 23, 2005

/s/ CURTIS HAUGEN	Director	November 23, 2005

/s/ LONN M. KIEL	Director	November 23, 2005

/s/ DAVID J. KRAGNES	Director	November 23, 2005

/s/ FRANCIS L. KRITZBERGER	Director	November 23, 2005

/s/ PATRICK D. MAHAR	Director	November 23, 2005

/s/ JEFF MCINNES	Director	November 23, 2005

/s/ RONALD E. REITMEIER	Director	November 23, 2005

/s/ JIM A. ROSS	Director	November 23, 2005

/s/ G. TERRY STADSTAD	Director	November 23, 2005

/s/ NEIL WIDNER	Director	November 23, 2005

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended August 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Sioux Falls, South Dakota

October 5, 2005

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2005	2004	2003
Net Revenue	$965,474	$1,033,088	$829,246

Cost of Sales	364,687	337,988	290,461

Gross Proceeds	600,787	695,100	538,785

Selling, General and Administrative Expenses	203,663	200,314	163,650

Operating Proceeds	397,124	494,786	375,135

Other Income (Expense):
Interest Income	529	169	1,520
Interest Expense, Net	(19,170)	(20,149)	(16,871)
Other, Net	201	2,097	3,334

Total Other (Expense)	(18,440)	(17,883)	(12,017)

Proceeds Before Minority Interest and Income Tax Expense	378,684	476,903	363,118

Minority Interest	(4,169)	(3,593)	(1,142)

Income Tax Expense	(1,255)	(188)	(74)

Net Proceeds Resulting from Member and Non-Member Business	$373,260	$473,122	$361,902

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$2,475	$4,240	$5,799
Unit Retains Declared to Members	18,840	29,991	17,486
Net Credit to Members’ Investments	21,315	34,231	23,285
Payments to Members for Sugarbeets, Net of Unit Retains Declared	351,945	438,891	338,617
Total	$373,260	$473,122	$361,902

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2005	2004
Current Assets:
Cash and Cash Equivalents	$337	$184
Receivables:
Trade	39,752	79,185
Members	3,683	5,105
Other	3,490	3,605
Advances to Related Parties	15,108	13,508
Inventories	122,627	129,285
Prepaid Expenses	5,582	4,846

Total Current Assets	190,579	235,718

Property and Equipment:
Land	53,728	43,195
Buildings	96,816	93,988
Equipment	767,698	809,775
Construction in Progress	14,345	3,118
Less Accumulated Depreciation	(602,727)	(619,534)

Net Property and Equipment	329,860	330,542

Net Property and Equipment Held for Lease	150,892	160,643

Other Assets:
Investments in CoBank, ACB	16,716	19,069
Investments in Marketing Cooperatives	6,060	4,487
Investments in Crystech, LLC	15,376	15,353
Prepaid Pension Expense	43,789	29,934
Other Assets	20,752	26,409

Total Other Assets	102,693	95,252

Total Assets	$774,024	$822,155

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

Liabilities and Members’ Investments

	2005	2004
Current Liabilities:
Short-Term Debt	$30,685	$30,199
Current Maturities of Long-Term Debt	20,947	20,932
Accounts Payable	27,165	27,063
Advances Due to Related Parties	8,031	7,864
Other Current Liabilities	22,803	20,500
Amounts Due Growers	33,434	70,487

Total Current Liabilities	143,065	177,045

Long-Term Debt, Net of Current Maturities	216,842	250,086

Accrued Employee Benefits	37,990	33,939

Other Liabilities	8,897	10,297

Total Liabilities	406,794	471,367

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	51,532	47,362

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	29	29
Additional Paid-In Capital	152,261	152,261
Unit Retains	148,972	138,714
Equity Retention	2,703	2,708
Accumulated Other Comprehensive Income (Loss)	(832)	(376)
Retained Earnings (Accumulated Deficit)	(25,710)	(28,185)

Total Members’ Investments	315,698	303,426

Total Liabilities and Members’ Investments	$774,024	$822,155

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

						Accumulated	Retained
			Additional			Other	Earnings		Annual
	Preferred	Common	Paid-In	Unit	Equity	Comprehensive	(Accumulated		Comprehensive
	Stock	Stock	Capital	Retains	Retention	Income (Loss)	Deficit)	Total	Income (Loss)
Balance, August 31, 2002	$38,275	$30	$143,069	$124,101	$2,733	$(1,317)	$(38,224)	$268,667
Non-Member Business Income	—	—	—	—	—	—	5,799	5,799	$5,799
Pension Liability Adjustment	—	—	—	—	—	(10,583)	—	(10,583)	(10,583)
Unit Retains Withheld from Members	—	—	—	17,486	—	—	—	17,486	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(16,178)	(14)	—	—	(16,192)	—
Stock Issued, Net	—	—	5,169	—	—	—	—	5,169	—

Balance, August 31, 2003	38,275	30	148,238	125,409	2,719	(11,900)	(32,425)	270,346	$(4,784)
Non-Member Business Income	—	—	—	—	—	—	4,240	4,240	$4,240
Pension Liability Adjustment	—	—	—	—	—	11,524	—	11,524	11,524
Unit Retains Withheld from Members	—	—	—	29,991	—	—	—	29,991	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(16,686)	(11)	—	—	(16,697)	—
Stock Issued, Net	—	(1)	4,023	—	—	—	—	4,022	—

Balance, August 31, 2004	38,275	29	152,261	138,714	2,708	(376)	(28,185)	303,426	$15,764
Non-Member Business Income	—	—	—	—	—	—	2,475	2,475	$2,475
Pension Liability Adjustment	—	—	—	—	—	(456)	—	(456)	(456)
Unit Retains Withheld from Members	—	—	—	18,840	—	—	—	18,840	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(8,582)	(5)	—	—	(8,587)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2005	$38,275	$29	$152,261	$148,972	$2,703	$(832)	$(25,710)	$315,698	$2,019

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2005	2004	2003
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$373,260	$473,122	$361,902
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(351,945)	(438,891)	(338,617)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	59,558	56,835	48,354
Income from Equity Method Investees	(1,402)	(286)	(4,873)
Loss on the Disposition of Property and Equipment	2,386	749	485
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(447)	(542)	(276)
Gain on the Disposition of Assets Held for Sale	—	(1,341)	—
Deferred Gain Recognition	(197)	(197)	(197)
Minority Interest in ProGold Limited Liability Company	4,169	3,593	1,142
Changes in Assets and Liabilities:
Receivables	40,970	(16,118)	(3,862)
Inventories	6,665	1,965	(14,418)
Prepaid Expenses	(736)	2,216	(1,233)
Long-Term Prepaid Pension Expense	(13,855)	(11,196)	(10,272)
Advances To/Due to Related Parties	(1,433)	(4,682)	7,690
Accounts Payable	102	3,994	5,017
Other Liabilities	4,530	3,045	6,589
Amounts Due Growers	(37,053)	11,591	(20,350)
Net Cash Provided By Operating Activities	84,572	83,857	37,081

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(43,758)	(30,045)	(30,967)
Purchases of Property and Equipment Held for Lease	(1,332)	(1,119)	(400)
Proceeds from the Sale of Property and Equipment	109	68	51
Proceeds from the Disposition of Assets Held for Sale	—	1,655	—
Equity Distribution from Crystech, LLC	1,044	1,044	1,044
Equity Refund from CoBank, ACB	2,800	3,158	2,816
Investments in Marketing Cooperatives	(1,067)	1,068	(2,093)
Acquisition of Equity Interest in ProGold Limited Liability Company, Net of Cash Acquired	—	—	(9,766)
Acquisition by Sidney Sugars Incorporated	—	—	(35,184)
Acquisition by Crab Creek Sugar Company	—	(5,763)	—
Changes in Other Assets	(885)	5,053	1
Net Cash (Used In) Investing Activities	(43,089)	(24,881)	(74,498)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	486	(19,790)	42,989
Proceeds from Issuance of Long-Term Debt	5,203	—	31,000
Long-Term Debt Repayment	(38,432)	(27,186)	(24,712)
Proceeds from Issuance of Stock	—	4,022	5,169
Payment of Unit Retains and Equity Retention	(8,587)	(16,697)	(16,192)
Net Cash Provided By (Used In) Financing Activities	(41,330)	(59,651)	38,254
Increase (Decrease) In Cash and Cash Equivalents	153	(675)	837
Cash and Cash Equivalents, Beginning of Year	184	859	22

Cash and Cash Equivalents, End of Year	$337	$184	$859

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

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Notes to the Consolidated Financial Statements

(1) PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

Organization

American Crystal Sugar Company (the Company) is a Minnesota agricultural cooperative corporation which processes and markets sugar, sugarbeet pulp, molasses, concentrated separated by-product (CSB), betaine and seed.  Business done with its shareholders (members) constitutes “patronage business” as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members’ investments in the form of unit retains or distributed to members in the form of payments for sugarbeets.  Members are paid the net amounts realized from the current year’s production less member operating costs determined in conformity with accounting principles generally accepted in the United States of America.

Basis of Presentation

The Company’s consolidated financial statements are comprised of American Crystal Sugar Company, its wholly-owned subsidiaries Sidney Sugars Incorporated (Sidney Sugars) and Crab Creek Sugar Company (Crab Creek), and ProGold Limited Liability Company (ProGold), a limited liability company in which the Company holds a 51 percent ownership interest.

Effective May 1, 2003, the Company increased its ownership in ProGold to 51 percent.  Due to the Company’s resulting controlling ownership interest in ProGold, the Company began to consolidate ProGold in its financial statements as of May 1, 2003.  The financial statements for prior periods have not been restated and therefore do not include consolidated data pertaining to ProGold prior to May 1, 2003.

All material inter-company transactions have been eliminated.

Revenue Recognition

Revenue from the sale of sugar, agri-products and seed is recorded when the product is delivered to the customer.  Operating lease revenue is recognized as earned ratably over the term of the lease.

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

Members’ Investments

Preferred and Common Stock - The ownership of common and preferred stock is restricted to a “farm operator” as defined by the bylaws of the Company.  Each shareholder may own only one share of common stock and is entitled to one vote in the affairs of the Company.  Each shareholder is required to grow a specified number of acres of sugarbeets in proportion to the shares of preferred stock owned.  The preferred shares are non-voting.  All transfers of stock must be approved by the Company’s Board of Directors and any shareholder desiring to sell stock must first offer it to the Company for repurchase at its par value.  The Company has never exercised this repurchase option for preferred stock.  The bylaws do not allow dividends to be paid on either the common or preferred stock.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued FASB Staff Position (FSP) FAS-106-2, which provides accounting guidance related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  This FSP became effective for the Company in fiscal 2005.  The Company has a post-retirement plan for certain non-union employees that currently coordinates with Medicare’s medical coverage and provides tiered prescription drug coverage.  The Company has determined that the plan is actuarially equivalent to Medicare Part D (See Note 9).

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations. Shipping and handling costs were $125.5 million, $127.8 million and $100.2 million for the years ended August 31, 2005, 2004 and 2003, respectively.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform with the 2005 presentation. These reclassifications had no effect on previously reported results of operations or Members’ Investments.

(2) RECEIVABLES:

There is no single customer of United Sugars Corporation or Midwest Agri-Commodities Company attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2005 or 2004 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2005, 2004 or 2003.

(3) INVENTORIES:

The major components of inventories as of August 31, 2005 and 2004 are as follows:

(In Thousands)	2005	2004
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$96,647	$107,812
Maintenance Parts and Supplies	25,980	21,473
Total Inventories	$122,627	$129,285

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.0 million, $1.1 million and $1.0 million in 2005, 2004 and 2003, respectively.  Construction period interest capitalized was $.6 million, $.3 million and $.3 million in 2005, 2004 and 2003, respectively. Depreciation expense was $41.9 million, $41.6 million and $41.4 million in 2005, 2004 and 2003, respectively. The Company had outstanding commitments totaling $9.3 million as of August 31, 2005, for equipment and construction contracts related to various capital projects.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2007.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. The components of Net Property and Equipment Held for Lease as of August 31, 2005 and 2004 are shown below:

(In Thousands)	2005	2004
Land and Land Improvements	$7,905	$7,795
Buildings	41,055	40,919
Equipment	200,151	199,261
Construction in Progress	503	319
Less Accumulated Depreciation	(98,722)	(87,651)

Net Property and Equipment Held for Lease	$150,892	$160,643

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2006	$23,452
2007	23,452
2008	8,093

Total	$54,997

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 65 percent ownership interest and a 33 1/3 percent voting interest in United.  The investment is accounted for using the equity method.  All sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $14.6 million and $12.9 million as of August 31, 2005 and 2004, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.1 million, $1.0 million and $1.0 million for services provided during 2005, 2004 and 2003, respectively.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances from Midwest of $4.1 million and $4.4 million as of August 31, 2005 and 2004, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $95,000, $71,000 and $57,000 for services provided during 2005, 2004 and 2003, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2005, Midwest had outstanding short-term debt with CoBank, ACB of $4.3 million, of which $1.8 million was guaranteed by the Company.

(7) CRYSTECH, LLC:

Crystech is a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota, sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota, and Moorhead, Minnesota, sugar factories.  The Company controls 50 percent of Crystech and accounts for its investment using the equity method.

The Company has a tolling services agreement with Crystech whereby the Company pays for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company.  The tolling agreement expires in 2012 and is subject to early termination by the Company in the event that specified plant performance is not maintained.

On a cumulative basis, the Company receives an annual allocation of Crystech’s net income equal to 7.5 percent of the initial value of the Preferred Equity contribution by the Company or approximately $1.0 million.  The Company had outstanding payables to Crystech of approximately $3.9 million and $3.5 million as of August 31, 2005 and 2004, respectively, related to the tolling services agreement.  Following is summary financial information for Crystech:

As of August 31, (In Thousands)	2005	2004
Current Assets	$3,933	$3,542
Long-Term Assets	31,267	43,844
Total Assets	$35,200	$47,386

Current Liabilities	$9,216	$9,215
Long-Term Liabilities	9,214	21,501
Total Liabilities	18,430	30,716
Members’ Equity	16,770	16,670
Total Liabilities and Members’ Equity	$35,200	$47,386

For the Years Ended August 31, (In Thousands)	2005	2004	2003
Revenue	$21,186	$21,261	$23,070
Operating Expenses	17,727	16,911	16,890
Other Expenses	2,315	3,206	5,036
Net Income	$1,144	$1,144	$1,144

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2005 and 2004 is summarized below:

(In Thousands)	2005	2004
Term Loans from CoBank, ACB, due in varying amounts through 2011, interest at fixed rates of 4.04% to 8.57%, with senior lien on substantially all non-current assets	$128,793	$158,293
Term Loans from Insurance Companies, due in varying amounts from 2010 through 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	62,857	65,714
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2018, interest at fixed rates of 5.0% to 5.40% and a varying rate of 2.35% as of August 31, 2005, substantially secured by letters of credit	42,939	43,011
Term Loan from the Bank of North Dakota, due in equal amounts through 2009, interest at a fixed rate of 3.30%, unsecured	3,200	4,000
Total Long-Term Debt	237,789	271,018
Less Current Maturities	(20,947)	(20,932)
Long-Term Debt, Net of Current Maturities	$216,842	$250,086

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2006	$20,947
2007	$20,962
2008	$68,477
2009	$20,992
2010	$1,789

The Company has a long-term debt line of credit with CoBank, ACB of $229.1 million, of which $128.8 million in loans and $47.9 million in long-term letters of credit were outstanding as of August 31, 2005.  The unused long-term line of credit as of August 31, 2005 was $52.4 million.

The short-term debt outstanding as of August 31, 2005 and 2004 is summarized below:

(In Thousands)	2005	2004
Commercial Paper, at a fixed interest rate of 3.76%, due 9/8/05	$30,685	$30,199

During the year ended August 31, 2005, the Company borrowed from CoBank, ACB, and issued commercial paper to meet its short-term borrowing requirements.  As of August 31, 2005, the Company had available short-term lines of credit totaling $281 million, of which $30.7 million in commercial paper and $5.9 million in short-term letters of credit were outstanding as of August 31, 2005.  The unused short-term line of credit as of August 31, 2005 was $244.4 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2005 and 2004, follow:

(In Thousands, Except Interest Rates)	2005	2004
Maximum Borrowings	$197,077	$257,102
Average Borrowing Levels	$112,560	$146,141
Average Interest Rates	3.18%	1.49%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2005, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $20.0 million, $21.1 million and $17.3 million for the years ended August 31, 2005, 2004 and 2003, respectively.

(9) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2005, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has non-qualified supplemental executive retirement plans for certain employees.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, May 31, 2005:

Percentage of Pension Plan Assets by Asset Class as of M ay 31, 2005

Asset Class	Target Range	Actual Allocation
Large U.S. Stocks	20.0%-40.0%	27%
Small U.S. Stocks	17.5%-27.5%	19%
Non-U.S. Stocks	17.5%-27.5%	22%
U.S. Bonds	15.0%-35.0%	19%
Cash	0.0%-5.0%	13%

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

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2034.  The reinvestment rate for benefit cash flow occurring after 2034 was discounted back to the year 2034 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2034 and consistently applied as any other benefit cash flow during the bond matching process.

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

	Expected Benefit Payments
(In Thousands)	Pension	Post-Retirement
2006	$4,149	$791
2007	6,117	898
2008	6,432	1,119
2009	5,100	1,278
2010	5,522	1,553
2011-2015	36,157	11,965
Total	$63,477	$17,604

The Company expects to contribute approximately $3.4 million to the pension plans and $760,000 to the post-retirement plans during the next fiscal year.

The Company has a medical plan and a Medicare supplement plan which are available to union retirees and certain non-union retirees.  The costs of these plans are shared by the Company and plan participants.  The Company’s post-retirement plan for certain non-union employees currently coordinates with Medicare’s medical coverage and provides tiered prescription drug coverage.  The Company has determined that this plan is actuarially equivalent to Medicare Part D and therefore qualifies for the Federal subsidy provision in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  This provision allows the Company to take a tax deduction for 28 percent of the dollars spent providing prescription drug coverage beginning in calendar year 2006.  In accordance with FASB Staff Position (FSP) FAS-106-2, the Company recognized a reduction in the accumulated post-retirement benefit obligation in fiscal 2005 of approximately $4.6 million due to the effect of the subsidy.  The Company anticipates a reduction in post-retirement expense of approximately $680,000 in fiscal 2006 as a result of the subsidy.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2005, 2004 and 2003:

Components of Net Periodic Pension Cost

(In Thousands)	2005	2004	2003
Service Cost	$3,383	$2,772	$2,271
Interest Cost	7,075	6,017	5,718
Expected Return on Plan Assets	(8,062)	(5,960)	(5,416)
Multiple Employer Adjustment	(348)	(342)	(96)
Amortization of Net Transition Assets	(21)	(124)	(124)
Amortization of Prior Service Costs	1,428	544	544
Amortization of Net Loss	2,197	1,999	862
Net Periodic Pension Cost	$5,652	$4,906	$3,759

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2005	2004	2003
Service Cost	$1,099	$1,223	$814
Interest Cost	2,172	1,924	1,457
Amortization of Net Loss	287	498	20
Net Periodic Post-Retirement Cost	$3,558	$3,645	$2,291

For measurement purposes, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2006.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, a 12.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006.  The rate is assumed to decline to 7.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1 % Increase	1 % Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$605	$(481)
Effect on the accumulated post-retirement benefit obligation	$6,174	$(4,956)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2005 and 2004 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2005 and 2004:

	Pension		Post-Retirement
(In Thousands)	2005	2004	2005	2004
Change in Benefit Obligation
Obligation at the Beginning of the Year	$96,936	$98,979	$32,152	$31,540
Service Cost	3,383	2,772	1,099	1,223
Interest Cost	7,075	6,017	2,172	1,924
Plan Amendments	8,164	—	—	—
Plan Participant Contributions	—	—	626	712
Actuarial (Gain) Loss	19,196	(6,801)	2,997	(1,993)
Benefits Paid	(4,107)	(4,031)	(1,386)	(1,254)
Obligation at the End of the Year	$130,647	$96,936	$37,660	$32,152

Change in Plan Assets
Fair Value at the Beginning of the Year	$98,107	$73,992	$—	$—
Actual Return on Plan Assets	8,730	12,972	—	—
Plan Participant Contributions	—	—	626	712
Employer Contributions	18,823	15,174	760	542
Benefits Paid	(4,107)	(4,031)	(1,386)	(1,254)
Fair Value at the End of the Year	$121,553	$98,107	$—	$—

Funded Status
Funded Status as of August 31,	$(9,094)	$1,171	$(37,660)	$(32,152)
Unrecognized Net Transition Asset	—	(21)	—	—
Unrecognized Actuarial Loss	42,812	27,315	9,390	6,680
Unrecognized Prior Service Cost	9,304	1,734	—	—
Adjustment for Multiple Employer Plan	(6)	(6)	—	—
Net Amount Recognized	$43,016	$30,193	$(28,270)	$(25,472)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$48,262	$33,688	$—	$—
Accrued Benefit Liability	(6,078)	(3,903)	(28,270)	(25,472)
Intangible Asset	—	32	—	—
Accumulated Other Comprehensive Loss	832	376	—	—
Net Amount Recognized	$43,016	$30,193	$(28,270)	$(25,472)

Change in Additional Minimum Liability (for the current year)

(In Thousands)	2005
Other Comprehensive Loss	$456
Intangible Asset Decrease	$(32)
Accrued Pension Liability Increase	$(424)

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2005	2004	2005	2004
Discount Rate	5.61%	6.84%	5.61%	6.84%
Expected Return on Plan Assets	8.25%	8.25%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

1999 Long-Term Incentive Plan

During 2005, the granting of additional contract rights under the 1999 Long-Term Incentive Plan (1999 Plan) was discontinued with the adoption of the 2005 Long-Term Incentive Plan (2005 Plan).  All vested contract rights as of December 31, 2004, remained in the 1999 Plan while all unvested contract rights were transferred to the 2005 Plan. The value of the contract rights remaining in the 1999 Plan is related to the value of preferred shares of the Company as determined by the Board of Directors.  In 2005, 593.07 vested contract rights were exercised at a stated value of $1,750 per contract right or a total stated value of $1,038,000.  In addition, 550.54 contract rights were transferred to the 2005 Plan and 74.62 contract rights were forfeited.  As of August 31, 2005, there were 455.07 vested contract rights remaining in the 1999 Plan.  At August 31, 2005, the Board of Directors increased the value of these contract rights from $1,750 to $1,800 per contract right for a total increase of $23,000 bringing the total stated value of these contract rights as of August 31, 2005, to $819,000.

2005 Long-Term Incentive Plan

The 2005 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is related to the value of preferred shares of the Company as determined by the Board of Directors.  The 2005 Plan establishes additional restrictions on distributions, as compared to those contained in the 1999 Plan, along with other changes necessary to comply with recent changes to the tax laws.  In 2005, 122.01 contract rights were granted at a stated value of $1,800 per contract right or a total stated value of $220,000.  At August 31, 2005, the Board of Directors increased the value of the 550.54 contract rights transferred from the 1999 Plan from $1,750 to $1,800 per contract right for a total increase of $28,000.  As of August 31, 2005, there were 672.55 rights, at a total stated value of $1.2 million, issued and outstanding, none of which were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.7 million, $1.6 million and $1.6 million for the years ended August 31, 2005, 2004 and 2003, respectively.

(10) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2005, 2004 and 2003:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2005	$76.77	600,000	498,570
August 31, 2004	$76.77	600,000	498,570
August 31, 2003	$76.77	600,000	498,570

Common Stock:
August 31, 2005	$10.00	4,000	2,904
August 31, 2004	$10.00	4,000	2,873
August 31, 2003	$10.00	4,000	2,995

The Company received $4.0 million and $5.2 million in 2004 and 2003, respectively, related to the 1997 stock offering.  The $4.0 million received in 2004 was the final amount due from the 1997 stock offering.

(11) SIDNEY SUGARS INCORPORATED:

In October 2002, the Company, through Sidney Sugars, acquired three sugarbeet processing facilities and the related marketing allocations associated with such facilities for a purchase price of approximately $35.2 million.  Sidney Sugars operates the facility located at Sidney, Montana.  The facility located in Torrington, Wyoming, has been leased, on a long-term basis, to another sugar producer.  The lease payments due under the long-term lease are nominal.  The facility located in Hereford, Texas, was sold in July 2004.  As part of the acquisition transaction, the Company acquired the rights to marketing allocations equal to approximately 4.8 percent of the total allocation for the domestic sugarbeet segment.  A portion of these marketing allocations are being used to market the sugar produced at the Sidney, Montana, facility.  Any excess allocations are available to the Company.  The sugar produced by Sidney Sugars is marketed through United while substantially all the agri-products produced are marketed through Midwest.

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

(13) PROGOLD LIMITED LIABILITY COMPANY:

Effective May 1, 2003, the Company increased its ownership interest in ProGold to 51 percent.  Due to the Company’s resulting controlling ownership interest in ProGold, the Company began to consolidate ProGold in its financial statements as of May 1, 2003.  Following is summary financial information for ProGold prior to consolidation:

(In Thousands)	For the Eight Months Ended April 30, 2003
Rental Revenue on Operating Lease	$17,026
Expenses	12,751
Net Income	$4,275

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2005
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$939,424	$26,050	$965,474
Gross Proceeds	$586,754	$14,033	$600,787

Depreciation and Amortization	$48,486	$11,072	$59,558
Interest Income	$512	$17	$529
Interest Expense	$13,982	$5,188	$19,170
Income from Equity Method Investees	$1,402	$—	$1,402
Net Proceeds	$368,920	$4,340	$373,260

Capital Expenditures	$43,758	$1,332	$45,090

	For the Year Ended August 31, 2004
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,007,251	$25,837	$1,033,088
Gross Proceeds	$681,234	$13,866	$695,100

Depreciation and Amortization	$45,809	$11,026	$56,835
Interest Income	$163	$6	$169
Interest Expense	$13,822	$6,327	$20,149
Income from Equity Method Investees	$286	$—	$286
Net Proceeds	$469,383	$3,739	$473,122

Capital Expenditures	$30,045	$1,119	$31,164

	For the Year Ended August 31, 2003
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$820,606	$8,640	$829,246
Gross Proceeds	$534,126	$4,659	$538,785

Depreciation and Amortization	$44,687	$3,667	$48,354
Interest Income	$1,519	$1	$1,520
Interest Expense	$14,582	$2,289	$16,871
Income from Equity Method Investees	$4,873	$—	$4,873
Net Proceeds	$360,713	$1,189	$361,902

Capital Expenditures	$46,783	$400	$47,183

	As of August 31, 2005
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$329,859	$1	$329,860
Assets Held for Lease, Net	$—	$150,892	$150,892
Segment Assets	$611,964	$162,060	$774,024

	As of August 31, 2004
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$330,540	$2	$330,542
Assets Held for Lease, Net	$—	$160,643	$160,643
Segment Assets	$650,015	$172,140	$822,155

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

Long-Term Debt - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $247.8 million in comparison to the carrying value of $237.8 million.

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

(16) INCOME TAXES:

Total income tax payments (refunds) were $336,000; $70,000; and $(16,000) for the years ended August 31, 2005, 2004 and 2003, respectively.

As of August 31, 2005, the Company had accumulated approximately $25.4 million of net operating loss carry-forwards for income tax reporting purposes.  The net operating loss carry-forwards expire in the years 2012 through 2023.  The Company’s net deferred tax liability as of August 31, 2005 and 2004 is reflected below:

(In Thousands)	2005	2004
Deferred Tax Assets related to non-patronage source temporary differences	$14,600	$11,000
Deferred Tax Liability related to non-patronage source temporary differences	17,800	13,300

Net Deferred Tax Liability	$3,200	$2,300

Income tax expense (benefit) for the years ended August 31, 2005, 2004 and 2003 is as follows:

(In Thousands)	2005	2004	2003
Current Income Taxes	$355	$88	$(26)
Deferred Income Taxes	900	100	100

Total Income Tax Expense	$1,255	$188	$74

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2005, 2004 and 2003 is shown below:

	2005	2004	2003
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(40.5)%	(41.2)%	(41.2)%
Other, net	(0.2)%	0.3%	0.3%
Effective tax rate	0.3%	0.1%	0.1%

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

In 2005, the Company paid a penalty of $6,500 to the Minnesota Pollution Control Agency related to a storm water spill that occurred at the East Grand Forks, Minnesota factory.

The Company makes capital expenditures of approximately $2.0 million each year for environmental related projects.

(18) LEGAL MATTERS:

As of August 31, 2005, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed to an administrative law judge under guidelines promulgated by the USDA.  Three of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  The decision in the fourth proceeding, however, if it stands, will result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.  All of the decisions of the administrative law judge have been appealed by various parties, including the Company, to the chief judicial officer of the USDA.  One of the decisions that was favorable to the Company was affirmed by the chief judicial officer and the other three appeals are still pending.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  The Company intends to vigorously pursue favorable outcomes in these matters.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2005

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.4	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.5	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.6	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.7	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.9	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.10	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.11	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.12	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

++10.13	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

++10.14	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.15	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.16	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.17	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.18	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.19	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.21	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.22	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005

++10.23	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005

10.24	Supplements to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 8, 2005 and July 11, 2005	Filed herewith electronically

++10.25	Long Term Incentive Plan, dated August 24, 2005	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

++           A management contract or compensatory plan required to be filed with this report.