Form 10-Q
period 2005-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2006-01-17
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2005

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

YES	☐	NO	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 5, 2006
$10 Par Value	2,897

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	November 30		August 31
	2005	2004	2005*
Current Assets:
Cash and Cash Equivalents	$1,075	$758	$337
Receivables:
Trade	45,079	72,877	39,752
Members	1,971	2,650	3,683
Other	3,338	3,613	3,490
Advances to Related Parties	2,287	2,823	15,108
Inventories	460,589	447,631	122,627
Prepaid Expenses	6,842	5,809	5,582

Total Current Assets	521,181	536,161	190,579

Property and Equipment:
Land	53,467	43,209	53,728
Buildings	98,815	94,582	96,816
Equipment	773,407	809,951	767,698
Construction in Progress	12,924	6,134	14,345
Less Accumulated Depreciation	(616,508)	(632,149)	(602,727)

Net Property and Equipment	322,105	321,727	329,860

Net Property and Equipment Held for Lease	148,352	158,156	150,892

Other Assets:
Investments in CoBank, ACB	15,828	18,557	16,716
Investments in Marketing Cooperatives	6,119	4,538	6,060
Investments in Crystech, LLC	15,642	15,620	15,376
Prepaid Pension Expense	42,670	30,296	43,789
Other Assets	20,250	25,408	20,752

Total Other Assets	100,509	94,419	102,693

Total Assets	$1,092,147	$1,110,463	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

Liabilities and Members’ Investments

	November 30		August 31
	2005	2004	2005*
Current Liabilities:
Short-Term Debt	$169,567	$181,246	$30,685
Current Maturities of Long-Term Debt	20,947	20,932	20,947
Accounts Payable	26,835	28,243	27,165
Advances Due to Related Parties	9,799	11,211	8,031
Accrued Continuing Costs	36,488	20,621	—
Other Current Liabilities	26,097	23,355	22,803
Amounts Due Growers	173,738	181,800	33,434

Total Current Liabilities	463,471	467,408	143,065

Long-Term Debt, Net of Current Maturities	212,081	245,872	216,842

Accrued Employee Benefits	39,189	34,999	37,990

Other Liabilities	8,759	9,919	8,897

Total Liabilities	723,500	758,198	406,794

Commitments and Contingencies

Minority Interest in ProGold Limited Liability	52,616	48,284	51,532

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	148,907	138,714	148,972
Equity Retention	2,702	2,708	2,703
Accumulated Other Comprehensive Income (Loss)	(832)	(376)	(832)
Retained Earnings (Accumulated Deficit)	(25,311)	(27,630)	(25,710)

Total Members’ Investments	316,031	303,981	315,698

Total Liabilities and Members’ Investments	$1,092,147	$1,110,463	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

For the Three Months Ended November 30

(Unaudited)

(In Thousands)

	2005	2004
Net Revenue	$231,271	$247,336

Cost of Sales	13,892	58,117

Gross Proceeds	217,379	189,219

Selling, General and Administrative Expenses	49,984	51,417
Accrued Continuing Costs	36,488	20,621

Operating Proceeds	130,907	117,181

Other Income (Expense):
Interest Income	144	132
Interest Expense, Net	(3,930)	(4,432)
Other, Net	928	(111)

Total Other (Expense)	(2,858)	(4,411)

Proceeds Before Minority Interest and Income Tax Expense	128,049	112,770

Minority Interest	(1,084)	(922)

Income Tax Expense	(276)	—

Net Proceeds Resulting from Member and Non-Member Business	$126,689	$111,848

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$399	$555
Unit Retains Declared to Members	—	—
Net Credit to Members’ Investments	399	555
Payments to Members for Sugarbeets, Net of Unit Retains Declared	126,290	111,293
Total	$126,689	$111,848

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Three Months Ended November 30

(Unaudited)

(In Thousands)

	2005	2004
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$126,689	$111,848
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(126,290)	(111,293)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	17,602	17,422
Income from Equity Method Investees	(284)	(275)
(Gain)/Loss on the Disposition of Property and Equipment	(6)	599
Deferred Gain Recognition	(49)	(49)
Minority Interest in ProGold Limited Liability Company	1,084	922
Changes in Assets and Liabilities:
Receivables	(3,463)	8,755
Inventories	(337,962)	(318,346)
Prepaid Expenses	(1,260)	(963)
Long-Term Prepaid Pension Expense	1,118	(362)
Advances To/Due to Related Parties	14,589	14,032
Accounts Payable	(330)	1,180
Accrued Continuing Costs	36,488	20,621
Other Liabilities	4,355	3,536
Amounts Due Growers	140,304	111,313
Net Cash (Used In) Operating Activities	(127,415)	(141,060)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(6,503)	(5,785)
Purchases of Property and Equipment Held for Lease	(238)	(277)
Proceeds from the Sale of Property and Equipment	125	—
Equity Refund from CoBank, ACB	888	512
Changes in Other Assets	(174)	351
Net Cash (Used In) Investing Activities	(5,902)	(5,199)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	138,882	151,047
Long-Term Debt Repayment	(4,761)	(4,214)
Payment of Unit Retains and Equity Retention	(66)	—
Net Cash Provided By Financing Activities	134,055	146,833
Increase In Cash and Cash Equivalents	738	574
Cash and Cash Equivalents, Beginning of Year	337	184

Cash and Cash Equivalents, End of Period	$1,075	$758

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

November 30, 2005 AND 2004

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

The operating results for the three month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2005 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2005 Sidney sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

Certain reclassifications have been made to the November 30, 2004 consolidated financial statements to conform with the November 30, 2005 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	11/30/05	11/30/04	8/31/05
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$182,721	$151,576	$96,647
Unprocessed Sugarbeets	250,614	274,500	—
Maintenance Parts and Supplies	27,254	21,555	25,980

Total Inventories	$460,589	$447,631	$122,627

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

As of November 30, 2005, the Company had outstanding commercial paper of $119.6 million at an average interest rate of 4.31% and maturity dates between December 1, 2005 and March 22, 2006.  The Company also had $50.0 million of outstanding short-term debt with CoBank, ACB as of November 30, 2005, at an interest rate of 5.0% and a maturity date of January 17, 2006.  The Company had no outstanding short-term debt with the CCC as of November 30, 2005. The Company had $4.6 million of short-term letters of credit outstanding as of November 30, 2005. The unused seasonal line of credit as of November 30, 2005 was $106.8 million.

As of November 30, 2004, the Company had outstanding commercial paper of $181.2 million at an average interest rate of 2.6% and maturity dates between December 1, 2004 and May 31, 2005.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of November 30, 2004. The Company had $6.0 million of short-term letters of credit outstanding as of November 30, 2004.

Note 4:  Interest Paid

Interest paid, net of amounts capitalized, was $2.6 million and $3.4 million for the three months ended November 30, 2005 and 2004, respectively.

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

Note 6:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the Three Months ended November 30, 2005 and 2004:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended
	November 30,
	2005	2004
Service Cost	$1,056	$817
Interest Cost	1,796	1,771
Expected Return on Plan Assets	(2,464)	(2,016)
Multiple Employer Adjustment	(15)	(40)
Amortization of Net Transition Assets	—	(5)
Amortization of Prior Service Costs	343	256
Amortization of Net Actuarial Loss	747	333
Net Periodic Pension Cost	$1,463	$1,116

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended
	November 30,
	2005	2004
Service Cost	$353	$275
Interest Cost	522	543
Amortization of Net Actuarial Loss	97	72
Net Periodic Post-Retirement Cost	$972	$890

For the three months ended November 30, 2005, the Company did not make any contributions to the pension plans.  The Company expects to contribute $6.0 million prior to the end of the current fiscal year.  The Company has made payments for post-retirement benefits of approximately $169,000 for the three months ended November 30, 2005, and expects total payments for the current fiscal year to be approximately $760,000.

Note 7:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
January 5, 2006	$76.77	600,000	498,570
November 30, 2005	$76.77	600,000	498,570
August 31, 2005	$76.77	600,000	498,570
November 30, 2004	$76.77	600,000	498,570

Common Stock:
January 5, 2006	$10.00	4,000	2,897
November 30, 2005	$10.00	4,000	2,904
August 31, 2005	$10.00	4,000	2,904
November 30, 2004	$10.00	4,000	2,873

Note 8: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $32.0 million and $31.7 million for the three months ended November 30, 2005 and 2004, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2005 and 2004 is shown below:

	For the Three Months Ended November 30, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$224,853	$6,418	$231,271
Gross Proceeds	$213,976	$3,403	$217,379
Depreciation and Amortization	$14,823	$2,779	$17,602
Interest Income	$135	$9	$144
Interest Expense	$2,759	$1,171	$3,930
Income from Equity Method Investees	$284	$—	$284
Other Income, Net	$644	$—	$644
Net Proceeds	$125,560	$1,129	$126,689

Capital Expenditures	$6,503	$238	$6,741

	For the Three Months Ended November 30, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$240,879	$6,457	$247,336
Gross Proceeds	$185,762	$3,457	$189,219
Depreciation and Amortization	$14,658	$2,764	$17,422
Interest Income	$129	$3	$132
Interest Expense	$2,879	$1,553	$4,432
Income from Equity Method Investees	$275	$—	$275
Other Expense, Net	$(386)	$—	$(386)
Net Proceeds	$110,889	$959	$111,848

Capital Expenditures	$5,785	$277	$6,062

	As of November 30, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$322,105	$—	$322,105
Assets Held for Lease, Net	$—	$148,352	$148,352
Segment Assets	$932,263	$159,884	$1,092,147

	As of November 30, 2004
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$321,725	$2	$321,727
Assets Held for Lease, Net	$—	$158,156	$158,156
Segment Assets	$940,284	$170,179	$1,110,463

Note 11: Legal Matters:

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed to an administrative law judge under guidelines promulgated by the USDA.  Three of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  The decision in the fourth proceeding, however, if it stands, will result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.  All of the decisions of the administrative law judge have been appealed by various parties, including the Company, to the chief judicial officer of the USDA.  Two of the decisions that were favorable to the Company were affirmed by the chief judicial officer and the other two appeals are still pending.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  The Company intends to vigorously pursue favorable outcomes in these matters.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2005 and 2004

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Important Factors”, please refer to the Company’s 2005 Form 10-K.

The harvest of the sugarbeet crop grown during 2005 and to be processed during fiscal 2006 produced a total of 9.6 million tons of sugarbeets, or approximately 19.0 tons of sugarbeets per acre from approximately 507,000 acres.  This represents a decrease in total tons harvested of approximately 5.7 percent compared to the 2004 crop.  The sugar content of the 2005 crop is 18.3 percent as compared to the 17.8 percent sugar content of the 2004 crop.  The Company expects to produce a total of approximately 29.2 million hundredweight of sugar from the 2005 crop, a decrease of approximately 4.3 percent compared to the 2004 crop. While the Company expects lower production volumes of its products this fiscal year as compared to the previous fiscal year, the average selling prices for these products are anticipated to increase slightly due to supply and demand factors.

Comparison of the Three Months Ended November 30, 2005 and 2004

Revenue for the three months ended November 30, 2005, was $231.3 million, a decrease of $16.1 million from the same period last year.  Revenue from total sugar sales decreased 7.5 percent due to a 9.1 percent decrease in the hundredweight sold partially offset by a 1.9 percent increase in the average selling price per hundredweight.  Revenue from pulp sales increased 20.7 percent due to a 10.1 percent increase in the volume of pulp tons sold and a 9.7 percent increase in the average selling price per ton.  Revenue from molasses sales decreased 48.5 percent due to a 58.6 percent decrease in the volume of molasses sold partially offset by a 24.5 percent increase in the average selling price per ton.  Revenue from sales of Concentrated Separated By-Product (CSB), a by-product of the molasses desugarization process, decreased 32.2 percent due to a 36.5 percent decrease in the volume of CSB sold partially offset by a 6.8 percent increase in the average selling price per ton.  Revenue from the sales of betaine, a by-product of the molasses desugarization process, increased 55.8 percent due to a 66.7 percent increase in the volume of betaine tons sold partially offset by a 6.5 percent decrease in the average selling price per ton.  Rental revenue on the ProGold operating lease was $6.4 million and $6.5 million for the three months ended November 30, 2005 and 2004, respectively.

Cost of sales for the three months ended November 30, 2005, exclusive of payments to members for sugarbeets, decreased $44.2 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales favorably by $42.8 million.  The costs associated with sugar purchased to meet customer needs decreased by $10.9 million due to an earlier campaign start-up this year.  The cost recognized associated with the non-member sugarbeets increased $ .5 million or 2.8 percent for the three months ended November 30, 2005 when compared to the same period last year.  This increase was primarily due to a higher estimated grower payment resulting from an increase in the projected sugar net selling price this year.  Direct processing costs for sugar and pulp increased 15.3 percent.  The increase was due in part to processing 9.2 percent more sugarbeets in the first quarter this year as compared to the same period last year.  Also adding to the increase in direct processing costs were higher prices related to energy products and major supplies.  Fixed and committed expenses increased 6.0 percent reflecting increased maintenance expenses and general cost increases.

Selling, general and administrative expenses decreased $1.4 million for the three months ended November 30, 2005, as compared to the same period last year.  Selling expenses decreased $ .4 million primarily due to a decrease in the volume of sugar sold partially offset by higher freight and packaging costs.  General and Administrative expenses decreased $1.0 million due to general cost reductions.

Interest expense decreased $ .5 million for the three months ended November 30, 2005, as compared to the same period last year. This was the result of decreased average borrowing levels for short-term and long-term debt, partially offset by higher short-term and long-term interest rates.

Non-member business activities resulted in a gain of $ .4 million for the three months ended November 30, 2005, as compared to a gain of $ .6 million for the same period last year.  The gain in both years was due primarily to activities related to Sidney Sugars.

The Dominican Republic - Central American Free Trade Agreement

The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law on August 2, 2005 and is anticipated to be implemented in 2006. As a result, the Company expects an increase in the amount of sugar that will be imported into the United States. The impact of this trade agreement on the Company can not be fully assessed at this time. It is possible, however, that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings. The magnitude of the impact can not be determined at this time.

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

The Company has long-term debt availability with CoBank, ACB of $225.0 million, of which $124.7 million in loans and $48.7 million in long-term letters of credit were outstanding as of November 30, 2005.  The unused long-term line of credit as of November 30, 2005 was $51.6 million.  In addition, the Company has long-term debt outstanding, as of November 30, 2005, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $12.2 million from a private placement of Senior Notes that occurred in January of 2003; $42.9 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $3.2 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million, of which $50.0 million was outstanding as of November 30, 2005, and a line of credit with Wells Fargo Bank for $1 million, of which there was no outstanding balance as of November 30, 2005.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $119.6 million was outstanding as of November 30, 2005.  The Company had $4.6 million of short-term letters of credit outstanding as of November 30, 2005.  The unused short-term line of credit as of November 30, 2005 was $106.8 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding commitments totaling $8.8 million as of November 30, 2005 for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2005 to November 30, 2005 were primarily due to normal business seasonality.  The first three months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; start of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory.  The Company accounts for its investment using the equity method.  As of November 30, 2005, Crystech had outstanding debt of $18.4 million.

The net cash used by operations was $127.4 million for the three months ended November 30, 2005 as compared to $141.1 million for the same period last year.  This decrease of $13.7 million was primarily due to changes in the amounts due growers of $29.0 million partially offset by changes in inventories of $19.6 million.  The change in the amounts due growers was due to less cash required this year to fund the previous crop year’s final grower payment which occurs in November each year along with a lower estimated current year grower payment due to the smaller crop this year.  The change in inventories was due primarily to increased sugar production resulting from an earlier campaign start-up this year and an increase in the net realizable value of sugar as of November 30, 2005 as compared to that of November 30, 2004.

The net cash used in investing activities was $5.9 million for the three months ended November 30, 2005 as compared to $5.2 million for same period last year.  The increase of $ .7 million was primarily related to increased purchases of property and equipment.

The net cash provided by financing activities was $134.1 million for the three months ended November 30, 2005 as compared to $146.8 million for the same period last year.  This decrease of $12.7 million was primarily due to lower net proceeds from short-term debt. The requirement for short-term debt was lower in the first quarter this year primarily due to decreased grower payments.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2005.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  These proceedings are in various stages of the applicable administrative process.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  The initial decisions by the USDA in the four proceedings were decided such that the Company would not experience a reduction in its marketing allocations.  The initial decisions by the USDA were appealed to an administrative law judge under guidelines promulgated by the USDA.  Three of these appeals were decided such that the Company would not experience a reduction in its marketing allocations.  The decision in the fourth proceeding, however, if it stands, will result in the

Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.  All of the decisions of the administrative law judge have been appealed by various parties, including the Company, to the chief judicial officer of the USDA.  Two of the decisions that were favorable to the Company were affirmed by the chief judicial officer and the other two appeals are still pending.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  The Company intends to vigorously pursue favorable outcomes in these matters.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2005 with its shareholders from the five geographical districts where the Company’s factories are located.

At the Moorhead Factory District Meeting held on November 7, 2005, Michael A. Astrup was re-elected as a Director, receiving 55 of the 56 votes cast with one abstention.  His three-year term expires in December 2008. Richard Borgen and David J. Kragnes will continue as Directors for the Moorhead Factory District.

At the Crookston Factory District Meeting held on November 8, 2005, Ronald E. Reitmeier was re-elected as a Director, receiving all of the 56 votes cast.  His three-year term expires in December 2008.  Lonn M. Kiel and Jim A. Ross will continue as Directors for the Crookston Factory District.

At the Hillsboro Factory District Meeting held on November 8, 2005, John Brainard was elected as a Director, receiving 46 of the 50 votes cast.  His three-year term expires in December 2008.  Mr. Brainard is 46 years old and has been a sugarbeet grower since 1998.  Mr. Brainard is a past director of the Minnesota Farm Bureau and has served on the executive committee of the Red River Valley Sugarbeet Growers Association.  Mr. Brainard replaces Jerry D. Bitker who did not seek re-election as a Director at the end of his term for reasons unrelated to the Company.  Jeff McInnes and Francis L. Kritzberger will continue as Directors for the Hillsboro Factory District.

At the East Grand Forks Factory District Meeting held on November 9, 2005, Brian Erickson was elected as a Director, receiving 75 of the 142 votes cast.  His three-year term expires in December 2008.  Mr. Erickson is 57 years old and has been a sugarbeet grower for 20 years.  Mr. Erickson is the Chairman of the East Grand Forks Economic Development and Housing Authority.  Mr. Erickson replaces G. Terry Stadstad who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four consecutive terms as a Director.  John Gudajtes and Curtis Haugen will continue as Directors for the East Grand Forks Factory District.

At the Drayton Factory District Meeting held on November 10, 2005, Robert Green was elected as a Director, receiving 124 of the 127 votes cast with one abstention.  His three-year term expires in December 2008.  Mr. Green is 51 years old and has been a sugarbeet grower since 1976.  Mr. Green recently completed 12 years as a director of the Red River Valley Sugarbeet Growers Association and is currently a director of the Wells Fargo Bank in Grafton, ND.  Mr. Green replaces Patrick D. Mahar who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four consecutive terms as a Director.  William Baldwin and Neil Widner will continue as Directors for the Drayton Factory District.

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company.	See Exhibit 3.1.

4.2	Restated By-laws of American Crystal Sugar Company.	See Exhibit 3.2.

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Pledge Agreement between Registrant and First Union Trust Company, NA.	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.4	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust.	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.5	Tolling Services Agreement between Crystech, LLC and Registrant.	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.6	Operations and Maintenance Agreement between Crystech, LLC and Registrant.	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.7	Limited Liability Company Agreement of Crystech, LLC.	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Registrant’s Senior Note Purchase Agreement.	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.9	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement.	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.10	Registrant’s Senior Note Restated Mortgage and Security Agreement.	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

++10.11	Employment Agreement between the Registrant and James J. Horvath.	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999.

10.12	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000.

++10.13	Board of Directors Deferred Compensation Plan, dated June 30, 1994.	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.

++10.14	Long Term Incentive Plan, dated June 23, 1999.	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.

10.15	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001.

10.16	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001.

10.17	Registrant’s Senior Note Purchase Agreement dated January 15, 2003.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003.

10.18	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003.

+10.19	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003.

10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003.	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

10.21	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 21, 2003.	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

10.22	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005.

++10.23	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath.	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005.

10.24	Supplements to Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 8, 2005 and July 11, 2005.	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

++10.25	Long Term Incentive Plan, dated August 24, 2005.	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

21.1	List of Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer.	Accompanying herewith electronically.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer.	Accompanying herewith electronically.

32.1	Section 1350 Certification of the Chief Executive Officer.	Accompanying herewith electronically.

32.2	Section 1350 Certification of the Chief Financial Officer.	Accompanying herewith electronically.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 16, 2006	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer