Form 10-Q
period 2006-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2006-04-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 3, 2006
$10 Par Value	2,875

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 28		August 31
	2006	2005	2005*
Current Assets:
Cash and Cash Equivalents	$818	$672	$337
Receivables:
Trade	41,655	60,932	39,752
Members	1	6	3,683
Other	2,155	2,267	3,490
Advances to Related Parties	6,075	9,191	15,108
Inventories	433,045	401,278	122,627
Prepaid Expenses	6,176	5,131	5,582

Total Current Assets	489,925	479,477	190,579

Property and Equipment:
Land	53,660	43,235	53,728
Buildings	98,757	94,377	96,816
Equipment	773,285	761,294	767,698
Construction in Progress	12,968	8,849	14,345
Less Accumulated Depreciation	(625,321)	(594,197)	(602,727)

Net Property and Equipment	313,349	313,558	329,860

Net Property and Equipment Held for Lease	145,666	155,766	150,892

Other Assets:
Investments in CoBank, ACB	14,940	18,045	16,716
Investments in Marketing Cooperatives	6,179	4,601	6,060
Investments in Crystech, LLC	15,909	15,886	15,376
Prepaid Pension Expense	43,052	31,757	43,789
Other Assets	19,412	25,537	20,752

Total Other Assets	99,492	95,826	102,693

Total Assets	$1,048,432	$1,044,627	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

Liabilities and Members' Investments

	February 28		August 31
	2006	2005	2005*
Current Liabilities:
Short-Term Debt	$172,443	$165,363	$30,685
Current Maturities of Long-Term Debt	20,947	20,932	20,947
Accounts Payable	19,673	20,311	27,165
Advances Due to Related Parties	8,020	10,608	8,031
Accrued Continuing Costs	68,715	44,839	—
Other Current Liabilities	22,614	19,588	22,803
Amounts Due Growers	144,883	148,114	33,434

Total Current Liabilities	457,295	429,755	143,065

Long-Term Debt, Net of Current Maturities	193,475	223,108	216,842

Accrued Employee Benefits	40,146	36,627	37,990

Other Liabilities	8,399	9,497	8,897

Total Liabilities	699,315	698,987	406,794

Commitments and Contingencies

Minority Interest in ProGold Limited Liability	53,684	49,306	51,532

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	127,898	130,299	148,972
Equity Retention	2,700	2,708	2,703
Accumulated Other Comprehensive Income	(832)	(376)	(832)
Retained Earnings (Accumulated Deficit)	(24,898)	(26,862)	(25,710)

Total Members’ Investments	295,433	296,334	315,698

Total Liabilities and Members’ Investments	$1,048,432	$1,044,627	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months Ended February 28		For the Three Months Ended February 28
	2006	2005	2006	2005
Net Revenue	$449,320	$458,847	$218,049	$211,511

Cost of Sales	(766)	58,651	(14,658)	534

Gross Proceeds	450,086	400,196	232,707	210,977

Selling, General and Administrative Expenses	97,872	94,592	47,888	43,175
Accrued Continuing Costs	68,715	44,839	32,227	24,218

Operating Proceeds	283,499	260,765	152,592	143,584

Other Income (Expense):
Interest Income	176	161	32	29
Interest Expense, Net	(9,549)	(9,520)	(5,619)	(5,088)
Other, Net	935	(330)	7	(219)

Total Other (Expense)	(8,438)	(9,689)	(5,580)	(5,278)
Proceeds Before Minority Interest and Income Tax Expense	275,061	251,076	147,012	138,306

Minority Interest	(2,152)	(1,944)	(1,068)	(1,022)

Income Tax Expense	(575)	(11)	(299)	(11)

Net Proceeds Resulting from Member and Non-Member Business	$272,334	$249,121	$145,645	$137,273

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$812	$1,323	$413	$768
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	812	1,323	413	768
Payments to Members for Sugarbeets,
Net of Unit Retains Declared	271,522	247,798	145,232	136,505
Total	$272,334	$249,121	$145,645	$137,273

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Six Months Ended February 28

(Unaudited)

(In Thousands)

	2006	2005
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$272,334	$249,121
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(271,522)	(247,798)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	35,384	34,860
Income from Equity Method Investees	(567)	(562)
Loss on the Disposition of Property and Equipment	448	1,248
Deferred Gain Recognition	(99)	(99)
Minority Interest in ProGold Limited Liability Company	2,152	1,944
Changes in Assets and Liabilities:
Receivables	3,114	24,691
Inventories	(310,418)	(271,993)
Prepaid Expenses	(594)	(285)
Long-Term Prepaid Pension Expense	737	(1,823)
Advances To/Due to Related Parties	9,022	7,061
Accounts Payable	(7,492)	(6,752)
Accrued Continuing Costs	68,715	44,839
Other Liabilities	1,469	973
Amounts Due Growers	111,449	77,627
Net Cash Used In Operating Activities	(85,868)	(86,948)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(12,526)	(12,280)
Purchases of Property and Equipment Held for Lease	(334)	(655)
Proceeds from the Sale of Property and Equipment	127	2
Equity Refund from CoBank, ACB	1,776	1,024
Changes in Other Assets	(8)	(426)
Net Cash Used In Investing Activities	(10,965)	(12,335)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	141,758	135,164
Proceeds from Issuance of Long-Term Debt	5,000	—
Long-Term Debt Repayment	(28,367)	(26,978)
Payment of Unit Retains and Equity Retention	(21,077)	(8,415)
Net Cash Provided By Financing Activities	97,314	99,771
Increase In Cash and Cash Equivalents	481	488
Cash and Cash Equivalents, Beginning of Year	337	184

Cash and Cash Equivalents, End of Period	$818	$672

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

February 28, 2006 AND 2005

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

The operating results for the six month period ended February 28, 2006, are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2005 Red River Valley sugarbeet crop (RRV crop). The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2005 Sidney Sugars sugarbeet crop (Sidney crop). For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated. Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

Certain reclassifications have been made to the February 28, 2005, consolidated financial statements to conform with the February 28, 2006, presentation. These reclassifications had no effect on previously reported results of operations or Members’ Investments.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	February 28 2006	February 28 2005	August 31 2005
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$319,425	$260,769	$96,647
Unprocessed Sugarbeets	85,415	119,699	—
Maintenance Parts and Supplies	28,205	20,810	25,980

Total Inventories	$433,045	$401,278	$122,627

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

As of February 28, 2006, the Company had outstanding commercial paper of $172.4 million at an average interest rate of 4.86% and maturity dates between March 1, 2006, and May 31, 2006. The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of February 28, 2006. The Company had $5.9 million of short-term letters of credit outstanding as of February 28, 2006. The unused seasonal line of credit as of February 28, 2006, was $102.7 million.

As of February 28, 2005, the Company had outstanding commercial paper of $165.4 million at an average interest rate of 2.8% and maturity dates between March 1, 2005, and May 31, 2005. The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of February 28, 2005. The Company had $5.9 million of short-term letters of credit outstanding as of February 28, 2005.

Note 4:  Interest Paid

Interest paid, net of amounts capitalized, was $9.8 million and $9.6 million for the six months ended February 28, 2006 and 2005, respectively, and $7.2 million and $6.2 million for the three months ended February 28, 2006 and 2005, respectively.

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

Note 6:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 28, 2006 and 2005:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28		February 28
	2006	2005	2006	2005
Service Cost	$2,111	$1,633	$1,055	$817
Interest Cost	3,592	3,543	1,796	1,771
Expected Return on Plan Assets	(4,928)	(4,031)	(2,464)	(2,016)
Multiple Employer Adjustment	(30)	(79)	(15)	(40)
Amortization of Net Transition Assets	—	(11)	—	(5)
Amortization of Prior Service Costs	686	512	343	256
Amortization of Net (Gain) Loss	1,494	665	747	333
Net Periodic Pension Cost	$2,925	$2,232	$1,462	$1,116

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28		February 28
	2006	2005	2006	2005
Service Cost	$705	$550	$352	$275
Interest Cost	1,044	1,086	522	543
Amortization of Net (Gain) Loss	194	144	97	72
Net Periodic Post-Retirement Cost	$1,943	$1,780	$971	$890

For the six months ended February 28, 2006, the Company contributed $1.7 million to the pension plans. The Company expects total contributions to be approximately $5.7 million for the current fiscal year. The Company has made payments for post-retirement benefits of approximately $399,000 for the six months ended February 28, 2006, and expects total payments for the current fiscal year to be approximately $800,000.

Note 7:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
April 3, 2006	$76.77	600,000	498,570
February 28, 2006	$76.77	600,000	498,570
August 31, 2005	$76.77	600,000	498,570
February 28, 2005	$76.77	600,000	498,570

Common Stock:
April 3, 2006	$10.00	4,000	2,875
February 28, 2006	$10.00	4,000	2,867
August 31, 2005	$10.00	4,000	2,904
February 28, 2005	$10.00	4,000	2,868

Note 8: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations. Shipping and handling costs were $62.6 million and $59.8 million for the six months ended February 28, 2006 and 2005, respectively and $30.5 million and $28.1 million for the three months ended February 28, 2006 and 2005, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 28, 2006 and 2005, is shown below:

	For the Six Months Ended February 28, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$436,627	$12,693	$449,320
Gross Proceeds	$443,425	$6,661	$450,086
Depreciation and Amortization	$29,824	$5,560	$35,384
Interest Income	$156	$20	$176
Interest Expense	$7,313	$2,236	$9,549
Income from Equity Method Investees	$567	$—	$567
Other Income/(Expense), Net	$368	$—	$368
Net Proceeds	$270,094	$2,240	$272,334

Capital Expenditures	$12,526	$334	$12,860

	For the Six Months Ended February 28, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$445,833	$13,014	$458,847
Gross Proceeds	$393,186	$7,010	$400,196
Depreciation and Amortization	$29,328	$5,532	$34,860
Interest Income	$155	$6	$161
Interest Expense	$6,525	$2,995	$9,520
Income from Equity Method Investees	$562	$—	$562
Other Income/(Expense), Net	$(892)	$—	$(892)
Net Proceeds	$247,097	$2,024	$249,121

Capital Expenditures	$12,280	$655	$12,935

	For the Three Months Ended February 28, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$211,774	$6,275	$218,049
Gross Proceeds	$229,449	$3,258	$232,707
Depreciation and Amortization	$15,001	$2,781	$17,782
Interest Income	$21	$11	$32
Interest Expense	$4,554	$1,065	$5,619
Income from Equity Method Investees	$283	$—	$283
Other Income/(Expense), Net	$(276)	$—	$(276)
Net Proceeds	$144,534	$1,111	$145,645

Capital Expenditures	$6,023	$96	$6,119

	For the Three Months Ended February 28, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$204,954	$6,557	$211,511
Gross Proceeds	$207,424	$3,553	$210,977
Depreciation and Amortization	$14,670	$2,768	$17,438
Interest Income	$26	$3	$29
Interest Expense	$3,646	$1,442	$5,088
Income from Equity Method Investees	$287	$—	$287
Other Income/(Expense), Net	$(506)	$—	$(506)
Net Proceeds	$136,208	$1,065	$137,273

Capital Expenditures	$6,495	$378	$6,873

	As of February 28, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$313,349	$—	$313,349
Assets Held for Lease, Net	$—	$145,666	$145,666
Segment Assets	$891,804	$156,628	$1,048,432

	As of February 28, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$313,557	$1	$313,558
Assets Held for Lease, Net	$—	$155,766	$155,766
Segment Assets	$876,957	$167,670	$1,044,627

Note 11: Legal Matters:

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA. While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings. As of the date of this report, three of these proceedings have completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations. Subsequent to the date of this report, the fourth proceeding also completed the administrative process. The decision by the chief judicial officer of the USDA in the fourth proceeding also was such that the Company would not experience a reduction in its marketing allocations. Any decision made by the chief judicial officer of the USDA can be further appealed in federal court. The Company intends to vigorously pursue favorable outcomes in these matters.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months and Three Months Ended February 28, 2006 and 2005

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. The Company’s actual results could differ materially from those indicated. Important factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets. For a more complete discussion of “Important Factors”, please refer to the Company’s 2005 Form 10-K.

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

Comparison of the Six Months Ended February 28, 2006 and 2005

Revenue for the six months ended February 28, 2006, was $449.3 million, a decrease of $9.5 million from the same period last year. The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 28, 2006, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	-2.7%	4.6%	-7.0%
Pulp	13.5%	5.7%	7.3%
Molasses	-27.2%	18.7%	-38.7%
CSB	-9.5%	13.7%	-20.4%
Betaine	14.8%	21.1%	-5.2%

Rental revenue on the ProGold operating lease was $12.7 million and $13.0 million for the six months ended February 28, 2006 and 2005, respectively.

Cost of sales for the six months ended February 28, 2006, exclusive of payments to members for sugarbeets, decreased $59.4 million as compared to the same period last year. The change in the net realizable value of product inventories impacted the cost of sales favorably by $70.2 million. The costs associated with sugar purchased to meet customer needs decreased by $10.6 million due to an earlier campaign start-up this year. The cost recognized associated with the non-member sugarbeets increased  $2.1 million or 6.1 percent for the six months ended February 28, 2006, when compared to the same period last year. This increase was primarily due to a higher estimated grower payment resulting from an increase in the projected sugar net selling price this year. Direct processing costs for sugar and pulp increased 20.8 percent. The increase was due in part to processing 6.1 percent more sugarbeets in the first six months this year as compared to the same period last year. Also adding to the increase in direct processing costs were higher prices related to energy products and major supplies. Fixed and committed expenses increased 3.6 percent reflecting general cost increases.

Selling, general and administrative expenses increased $3.3 million for the six months ended February 28, 2006, as compared to the same period last year. Selling expenses increased $ 3.6 million primarily due to an increase in freight, warehousing and packaging costs. General and Administrative expenses decreased $ .3 million due to general cost reductions.

Interest expense remained relatively the same for the six months ended February 28, 2006 and 2005. This reflects decreased average borrowing levels for long-term debt, partially offset by higher average borrowing levels for short-term debt and higher short-term and long-term interest rates.

Non-member business activities resulted in a gain of $ .8 million for the six months ended February 28, 2006, as compared to a gain of $1.3 million for the same period last year. The gain in both years was due primarily to activities related to Sidney Sugars.

Comparison of the Three Months Ended February 28, 2006 and 2005

Revenue for the three months ended February 28, 2006, was $218.0 million, an increase of $6.5 million from the same period last year. The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 28, 2006, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	3.0%	7.7%	-4.4%
Pulp	8.1%	2.9%	5.1%
Molasses	2.5%	16.0%	-11.7%
CSB	17.6%	19.2%	-1.3%
Betaine	-5.5%	26.6%	-25.4%

Rental revenue on the ProGold operating lease was $6.3 million and $6.6 million for the three months ended February 28, 2006 and 2005, respectively.

Cost of sales for the three months ended February 28, 2006, exclusive of payments to members for sugarbeets, decreased $15.2 million as compared to the same period last year. The change in the net realizable value of product inventories impacted the cost of sales favorably by $27.4 million. The cost recognized associated with the non-member sugarbeets increased $1.7 million or 9.1 percent for the three months ended February 28, 2006, when compared to the same period last year. This increase was primarily due to a higher estimated grower payment resulting from an increase in the projected sugar net selling price this year. Direct processing costs for sugar and pulp increased 23.2 percent. The increase was due in part to processing 3.5 percent more sugarbeets in the second quarter this year as compared to the same period last year. Also adding to the increase in direct processing costs were higher prices related to energy products and major supplies. Fixed and committed expenses increased 5.0 percent reflecting general cost increases.

Selling, general and administrative expenses increased $4.7 million for the three months ended February 28, 2006, as compared to the same period last year. Selling expenses increased $ 4.0 million primarily due to an increase in freight, warehousing and packaging costs. General and Administrative expenses increased $ .7 million due to general cost increases.

Interest expense increased $ .5 million for the three months ended February 28, 2006, as compared to the same period last year. This reflects a higher average borrowing level for short-term debt and higher short-term and long-term interest rates partially offset by decreased average borrowing levels for long-term debt.

Non-member business activities resulted in a gain of $ .4 million for the three months ended February 28, 2006, as compared to a gain of $ .8 million for the same period last year. The gain in both years was due primarily to activities related to Sidney Sugars.

The Dominican Republic - Central American Free Trade Agreement

The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law on August 2, 2005, and is anticipated to be implemented in 2006. As a result, the Company expects an increase in the amount of sugar that will be imported into the United States. The impact of this trade agreement on the Company can not be fully assessed at this time. It is possible, however, that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company’s earnings. The magnitude of the impact can not be determined at this time.

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

Energy Prices

The prices paid by the Company for energy related products, such as natural gas, coal and coke, have increased significantly due to supply and demand imbalances. The Company uses substantial amounts of these products in its manufacturing process. The Company believes that the prices for energy related products including natural gas, coal and coke will remain high. The Company expects that the prices for these products will increase approximately 40 percent in fiscal 2006 over that of fiscal 2005. The Company also expects that higher fuel prices will increase the costs of many goods and services it acquires. These higher prices may materially increase the cost of production, thus impacting the financial results of the Company.

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

The Company has long-term debt availability with CoBank, ACB of $224.1 million, of which $107.7 million in loans and $51.8 million in long-term letters of credit were outstanding as of February 28, 2006. The unused long-term line of credit as of February 28, 2006, was $64.6 million. In addition, the Company has long-term debt outstanding, as of February 28, 2006, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $11.4 million from a private placement of Senior Notes that occurred in January of 2003; $42.9 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $2.4 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million, against which there was no outstanding balance as of February 28, 2006, and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of February 28, 2006. The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $172.4 million was outstanding as of February 28, 2006. The Company had $5.9 million of short-term letters of credit outstanding as of February 28, 2006. The unused short-term line of credit as of February 28, 2006, was $102.7 million. Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding purchase commitments totaling $11.1 million as of February 28, 2006, for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2005, to February 28, 2006, were primarily due to normal business seasonality. The first six months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; start of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory. The Company accounts for its investment using the equity method. As of February 28, 2006, Crystech had outstanding debt of $15.4 million.

The net cash used by operations was $85.9 million for the six months ended February 28, 2006, as compared to $86.9 million for the same period last year. This decrease of $1.0 million was primarily due to changes in inventories of $38.4 million and a change in receivables of $21.6 million partially offset by changes in the amounts due growers of $33.8 million and accrued continuing costs of $23.9 million. The change in the amounts due growers was due to less cash required this year to fund the previous crop year’s final grower payment which occurs in November each year along with a lower estimated current year grower payment due to the smaller crop this year. The change in inventories was due primarily to increased sugar production resulting from an earlier campaign start-up this year and an increase in the net realizable value of sugar as of February 28, 2006, as compared to that of February 28, 2005.

The net cash used in investing activities was $11.0 million for the six months ended February 28, 2006, as compared to $12.3 million for same period last year. The decrease of $1.3 million was primarily related to increased equity refunds received from CoBank, ACB.

The net cash provided by financing activities was $97.3 million for the six months ended February 28, 2006, as compared to $99.8 million for the same period last year. This decrease of $2.5 million was primarily due to the revolvement this year of the 1998 crop unit retains of $2.00 per ton versus the revolvement last year of the 1997 crop unit retains of $1.00 per ton along with increased long-term debt repayment this year. These were partially offset by increased net proceeds from short-term debt and the issuance of long term debt.

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

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2006. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA. While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings. As of the date of this report, three of these proceedings have completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations. Subsequent to the date of this report, the fourth proceeding also completed the administrative process. The decision by the chief judicial officer of the USDA in the fourth proceeding also was such that the Company would not experience a reduction in its marketing allocations. Any decision made by the chief judicial officer of the USDA can be further appealed in federal court. The Company intends to vigorously pursue favorable outcomes in these matters.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2006	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer