Form 10-Q
period 2006-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2006-07-14
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 5, 2006
$10 Par Value	2,874

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company
Consolidated Balance Sheets
(Unaudited)
(In Thousands)

Assets

	May 31		August 31
	2006	2005	2005*
Current Assets:
Cash and Cash Equivalents	$193	$512	$337
Receivables:
Trade	45,951	57,811	39,752
Members	3,884	3,963	3,683
Other	2,182	2,605	3,490
Advances to Related Parties	9,298	16,253	15,108
Inventories	339,975	290,556	122,627
Prepaid Expenses	6,274	5,623	5,582

Total Current Assets	407,757	377,323	190,579

Property and Equipment:
Land	53,669	43,655	53,728
Buildings	100,379	94,568	96,816
Equipment	776,430	758,069	767,698
Construction in Progress	16,491	15,599	14,345
Less Accumulated Depreciation	(637,410)	(602,131)	(602,727)

Net Property and Equipment	309,559	309,760	329,860

Net Property and Equipment Held for Lease	142,920	153,483	150,892

Other Assets:
Investments in CoBank, ACB	13,138	17,603	16,716
Investments in Marketing Cooperatives	6,240	4,644	6,060
Investments in Crystech, LLC	16,176	16,153	15,376
Prepaid Pension Expense	45,434	45,719	43,789
Other Assets	18,930	25,004	20,752

Total Other Assets	99,918	109,123	102,693

Total Assets	$960,154	$949,689	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets
(Unaudited)
(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2006	2005	2005*
Current Liabilities:
Short-Term Debt	$158,815	$162,791	$30,685
Current Maturities of Long-Term Debt	20,962	20,947	20,947
Accounts Payable	11,577	15,561	27,165
Advances Due to Related Parties	8,754	5,889	8,031
Accrued Continuing Costs	57,126	51,726	—
Other Current Liabilities	24,861	21,996	22,803
Amounts Due Growers	91,958	58,265	33,434

Total Current Liabilities	374,053	337,175	143,065

Long-Term Debt, Net of Current Maturities	185,781	217,132	216,842

Accrued Employee Benefits	41,293	37,561	37,990

Other Liabilities	8,192	9,125	8,897

Total Liabilities	609,319	600,993	406,794

Commitments and Contingencies

Minority Interest in ProGold Limited Liability	54,987	50,666	51,532

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	127,617	130,132	148,972
Equity Retention	2,696	2,703	2,703
Accumulated Other Comprehensive Income (Loss)	(832)	(376)	(832)
Retained Earnings (Accumulated Deficit)	(24,198)	(24,994)	(25,710)

Total Members’ Investments	295,848	298,030	315,698

Total Liabilities and Members’ Investments	$960,154	$949,689	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company
Consolidated Statements of Operations
(Unaudited)
(In Thousands)

	For the Nine Months		For the Three Months
	Ended May 31		Ended May 31
	2006	2005	2006	2005
Net Revenue	$707,585	$726,517	$258,265	$267,670

Cost of Sales	82,799	131,026	83,565	72,375

Gross Proceeds	624,786	595,491	174,700	195,295

Selling, General and Administrative Expenses	146,276	145,910	48,404	51,318
Accrued Continuing Costs	57,126	51,726	(11,589)	6,887

Operating Proceeds	421,384	397,855	137,885	137,090

Other Income (Expense):
Interest Income	258	240	82	79
Interest Expense, Net	(13,962)	(13,900)	(4,413)	(4,380)
Other, Net	3,758	(263)	2,823	67

Total Other (Expense)	(9,946)	(13,923)	(1,508)	(4,234)

Proceeds Before Minority Interest and Income Tax Expense	411,438	383,932	136,377	132,856

Minority Interest	(3,455)	(3,304)	(1,303)	(1,360)

Income Tax Expense	(1,060)	(356)	(485)	(345)

Net Proceeds Resulting from Member and Non-Member Business	$406,923	$380,272	$134,589	$131,151

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$1,512	$3,191	$700	$1,868
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	1,512	3,191	700	1,868
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	405,411	377,081	133,889	129,283
Total	$406,923	$380,272	$134,589	$131,151

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company
Consolidated Statements of Cash Flows
For the Nine Months Ended May 31
(Unaudited)
(In Thousands)

	2006	2005
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$406,923	$380,272
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(405,411)	(377,081)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	51,153	50,241
Income from Equity Method Investees	(853)	(829)
Loss on the Disposition of Property and Equipment	363	1,549
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(218)	(447)
Deferred Gain Recognition	(148)	(148)
Minority Interest in ProGold Limited Liability Company	3,455	3,304
Changes in Assets and Liabilities:
Receivables	(5,092)	23,516
Inventories	(217,348)	(161,271)
Prepaid Expenses	(692)	(777)
Long-Term Prepaid Pension Expense	(1,645)	(15,785)
Advances To/Due to Related Parties	6,533	(4,720)
Accounts Payable	(15,588)	(11,502)
Accrued Continuing Costs	57,126	51,726
Other Liabilities	4,656	3,945
Amounts Due Growers	58,524	(12,222)
Net Cash Used In Operating Activities	(58,262)	(70,229)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(21,072)	(20,731)
Purchases of Property and Equipment Held for Lease	(367)	(1,153)
Proceeds from the Sale of Property and Equipment	244	8
Equity Refund from CoBank, ACB	3,796	1,913
Changes in Other Assets	(205)	(546)
Net Cash Used In Investing Activities	(17,604)	(20,509)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	128,130	132,592
Proceeds from Issuance of Long-Term Debt	5,000	—
Long-Term Debt Repayment	(36,046)	(32,939)
Payment of Unit Retains and Equity Retention	(21,362)	(8,587)
Net Cash Provided By Financing Activities	75,722	91,066
Increase/(Decrease) In Cash and Cash Equivalents	(144)	328
Cash and Cash Equivalents, Beginning of Year	337	184

Cash and Cash Equivalents, End of Period	$193	$512

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2006 AND 2005

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

The operating results for the nine month period ended May 31, 2006, are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

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

Certain reclassifications have been made to the May 31, 2005, consolidated financial statements to conform with the May 31, 2006, presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

Note 2:  Inventories

The major components of inventories are as follows (In Thousands):

	May 31 2006	May 31 2005	August 31 2005
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$311,630	$270,616	$96,647
Maintenance Parts and Supplies	28,345	19,940	25,980

Total Inventories	$339,975	$290,556	$122,627

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

As of May 31, 2006, the Company had outstanding commercial paper of $108.8 million at an average interest rate of 4.88% and maturity dates between June 1, 2006, and June 30, 2006.  The Company also had outstanding short-term debt with CoBank, ACB of $50.0 million as of May 31, 2006, at an interest rate of 5.67% and a maturity date of June 5, 2006.  The Company had no outstanding short-term debt with the CCC as of May 31, 2006.  The Company had $6.0 million of short-term letters of credit outstanding as of May 31, 2006.  The unused seasonal line of credit as of May 31, 2006, was $166.2 million.

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

Note 4:  Interest Paid

Interest paid, net of amounts capitalized, was $12.8 million and $13.4 million for the nine months ended May 31, 2006 and 2005, respectively, and $3.0 million and $3.8 million for the three months ended May 31, 2006 and 2005, respectively.

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

Note 6:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2006 and 2005:

Components of Net Periodic Pension Cost
(In Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2006	2005	2006	2005
Service Cost	$3,167	$2,450	$1,056	$817
Interest Cost	5,388	5,314	1,796	1,771
Expected Return on Plan Assets	(7,392)	(6,047)	(2,464)	(2,016)
Multiple Employer Adjustment	(44)	(119)	(15)	(40)
Amortization of Net Transition Assets	—	(16)	—	(5)
Amortization of Prior Service Costs	1,029	768	343	256
Amortization of Net Loss	2,240	998	747	333
Net Periodic Pension Cost	$4,388	$3,348	$1,463	$1,116

Components of Net Periodic Post-Retirement Cost
(In Thousands)

	For the Nine Months Ended May 31		For the Three Months Ended May 31
	2006	2005	2006	2005
Service Cost	$1,058	$824	$353	$275
Interest Cost	1,566	1,629	522	543
Amortization of Net Loss	290	215	97	72
Net Periodic Post-Retirement Cost	$2,914	$2,668	$972	$890

For the nine months ended May 31, 2006, the Company contributed $5.2 million to the pension plans.  The Company does not expect to make any additional contributions for the remainder of the current fiscal year.  The Company has made payments for post-retirement benefits of approximately $608,000 for the nine months ended May 31, 2006, and expects total payments for the current fiscal year to be approximately $800,000.

Note 7:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
July 5, 2006	$76.77	600,000	498,570
May 31, 2006	$76.77	600,000	498,570
August 31, 2005	$76.77	600,000	498,570
May 31, 2005	$76.77	600,000	498,570

Common Stock:
July 5, 2006	$10.00	4,000	2,874
May 31, 2006	$10.00	4,000	2,871
August 31, 2005	$10.00	4,000	2,904
May 31, 2005	$10.00	4,000	2,878

Note 8: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $93.9 million and $93.7 million for the nine months ended May 31, 2006 and 2005, respectively and $31.3 million and $33.9 million for the three months ended May 31, 2006 and 2005, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2006 and 2005, is shown below:

	For the Nine Months Ended May 31, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$688,679	$18,906	$707,585
Gross Proceeds	$614,928	$9,858	$624,786
Depreciation and Amortization	$42,814	$8,339	$51,153
Interest Income	$226	$32	$258
Interest Expense	$11,199	$2,763	$13,962
Income from Equity Method Investees	$853	$—	$853
Other Income/(Expense), Net	$2,904	$1	$2,905
Net Proceeds	$403,327	$3,596	$406,923

Capital Expenditures	$21,072	$367	$21,439

	For the Nine Months Ended May 31, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$706,826	$19,691	$726,517
Gross Proceeds	$584,811	$10,680	$595,491
Depreciation and Amortization	$41,939	$8,302	$50,241
Interest Income	$229	$11	$240
Interest Expense	$10,046	$3,854	$13,900
Income from Equity Method Investees	$829	$—	$829
Other Income/(Expense), Net	$(1,081)	$(11)	$(1,092)
Net Proceeds	$376,833	$3,439	$380,272

Capital Expenditures	$20,731	$1,153	$21,884

	For the Three Months Ended May 31, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$252,052	$6,213	$258,265
Gross Proceeds	$171,503	$3,197	$174,700
Depreciation and Amortization	$12,990	$2,779	$15,769
Interest Income	$70	$12	$82
Interest Expense	$3,886	$527	$4,413
Income from Equity Method Investees	$286	$—	$286
Other Income/(Expense), Net	$2,536	$1	$2,537
Net Proceeds	$133,233	$1,356	$134,589

Capital Expenditures	$8,546	$33	$8,579

	For the Three Months Ended May 31, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$260,993	$6,677	$267,670
Gross Proceeds	$191,625	$3,670	$195,295
Depreciation and Amortization	$12,611	$2,770	$15,381
Interest Income	$74	$5	$79
Interest Expense	$3,521	$859	$4,380
Income from Equity Method Investees	$267	$—	$267
Other Income/(Expense), Net	$(189)	$(11)	$(200)
Net Proceeds	$129,736	$1,415	$131,151

Capital Expenditures	$8,451	$498	$8,949

	As of May 31, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$309,559	$—	$309,559
Assets Held for Lease, Net	$—	$142,920	$142,920
Segment Assets	$808,051	$152,103	$960,154

	As of May 31, 2005
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$309,759	$1	$309,760
Assets Held for Lease, Net	$—	$153,483	$153,483
Segment Assets	$784,504	$165,185	$949,689

Note 11: Environmental Matters:

The East Grand Forks, Minnesota factory has recently experienced hydrogen sulfide emissions from its water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to this occurrence, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures may be required to prevent future occurrences of the emissions.  The amount and timing of these potential capital expenditures is not currently known.

Note 12: Legal Matters:

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  As of the date of this report, each of the proceedings has completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  An appeal of one of the decisions was subsequently filed by another sugar company.  If the decision by the chief judicial officer of the USDA in this case is overturned, it would result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months and Three Months Ended May 31, 2006 and 2005

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

Overview

The harvest of the sugarbeet crop grown during 2005 and processed during fiscal 2006 produced a total of 9.6 million tons of sugarbeets, or approximately 19.0 tons of sugarbeets per acre from approximately 507,000 acres.  This represents a decrease in total tons harvested of approximately 5.8 percent compared to the 2004 crop.  The sugar content of the 2005 crop is 18.2 percent as compared to the 17.8 percent sugar content of the 2004 crop.  The Company expects to produce a total of approximately 29.8 million hundredweight of sugar from the 2005 crop, a decrease of approximately 2.4 percent compared to the 2004 crop. While the Company expects lower production volumes of its products this fiscal year as compared to the previous fiscal year, the average selling prices for these products are anticipated to increase due to supply and demand factors.  Net Proceeds from Member and Non-Member Business for fiscal 2006 are expected to be approximately 8 percent higher than in fiscal 2005.  This increase is primarily the result of the anticipated increase in average selling prices being partially offset by lower production volumes, higher processing costs and selling expenses.

Comparison of the Nine Months Ended May 31, 2006 and 2005

Revenue for the nine months ended May 31, 2006, was $707.6 million, a decrease of $18.9 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2006, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	-3.0%	8.4%	-10.5%
Pulp	9.0%	5.2%	3.6%
Molasses	-25.5%	20.1%	-37.9%
CSB	-2.1%	16.6%	-16.0%
Betaine	6.9%	22.5%	-12.8%

Rental revenue on the ProGold operating lease was $18.9 million and $19.7 million for the nine months ended May 31, 2006 and 2005, respectively.

Cost of sales for the nine months ended May 31, 2006, exclusive of payments to members for sugarbeets, decreased $48.2 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales favorably by $52.7 million.  The costs associated with sugar purchased to meet customer needs decreased by $10.8 million due to an earlier campaign start-up this year.  The cost recognized associated with the non-member sugarbeets increased $2.8 million or 7.9 percent for the nine months ended May 31, 2006, when compared to the same period last year.  This increase was primarily due to a higher estimated grower payment resulting from an increase in the projected sugar net selling price.  Direct processing costs for sugar and pulp increased 8.7 percent.  The increase in direct processing costs was due to higher prices related to energy products and major supplies partially offset by a 5.0 percent decrease in tons processed.  Fixed and committed expenses increased 2.7 percent reflecting general cost increases.

Selling, general and administrative expenses increased $.4 million for the nine months ended May 31, 2006, as compared to the same period last year.  Selling expenses decreased $.1 million due to less sugar sold partially offset by an increase in freight, warehousing and packaging costs.  General and Administrative expenses increased $.5 million due to general cost increases.

Interest expense remained relatively the same for the nine months ended May 31, 2006 and 2005. This reflects decreased average borrowing levels for long-term debt, partially offset by higher average borrowing levels and interest rates for short-term debt.

Non-member business activities resulted in a gain of $1.5 million for the nine months ended May 31, 2006, as compared to a gain of $3.2 million for the same period last year.  The gain in both years was due primarily to activities related to Sidney Sugars.

Comparison of the Three Months Ended May 31, 2006 and 2005

Revenue for the three months ended May 31, 2006, was $258.3 million, a decrease of $9.4 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2006, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	-3.5%	15.8%	-16.7%
Pulp	1.8%	4.8%	-2.9%
Molasses	-21.8%	22.6%	-36.3%
CSB	14.2%	22.4%	-6.7%
Betaine	-5.4%	26.7%	-25.3%

Rental revenue on the ProGold operating lease was $6.2 million and $6.7 million for the three months ended May 31, 2006 and 2005, respectively.

Cost of sales for the three months ended May 31, 2006, exclusive of payments to members for sugarbeets, increased $11.2 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales unfavorably by $17.5 million.  The cost recognized associated with the non-member sugarbeets increased $.7 million for the three months ended May 31, 2006, when compared to the same period last year.  This increase was primarily due to a higher estimated grower payment resulting from an increase in the projected sugar net selling price this year.  Direct processing costs for sugar and pulp decreased 15.6 percent.  This decrease in direct processing costs was due to processing 30.2 percent less tons partially offset by higher prices related to energy products and major supplies.  Fixed and committed expenses increased 1.0 percent reflecting general cost increases.

Selling, general and administrative expenses decreased $2.9 million for the three months ended May 31, 2006, as compared to the same period last year.  Selling expenses decreased $ 3.7 million primarily due to 16.7 percent less sugar sold partially offset by an increase in freight, warehousing and packaging costs.  General and Administrative expenses increased $.8 million due to general cost increases.

Interest expense remained relatively level for the three months ended May 31, 2006, as compared to the same period last year. This reflects a higher average borrowing level for short-term debt and higher short-term interest rates partially offset by decreased average borrowing levels for long-term debt.

Non-member business activities resulted in a gain of $.7 million for the three months ended May 31, 2006, as compared to a gain of $1.9 million for the same period last year.  The gain in both years was due primarily to activities related to Sidney Sugars.

The Dominican Republic - Central American Free Trade Agreement

The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law on August 2, 2005, and is anticipated to be implemented later in 2006. As a result, the Company expects an increase in the amount of sugar that will be imported into the United States. The impact of this trade agreement on the Company can not be fully assessed at this time. It is possible, however, that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company’s earnings. The magnitude of the impact can not be determined at this time.

Regional and Bilateral Free Trade Agreements

The United States government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar. The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability. The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Andean Free Trade Agreement; the Thailand Free Trade Agreement; the U.S.-Panama Free Trade Agreement; and the Association of Southeastern Nations Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

Portions of these agreements have been completed.  Within the Andean Free Trade Agreement, the U.S.-Peru Free Trade Agreement was signed on April 12, 2006.  The U.S.-Columbia Free Trade Agreement is also nearing completion.  The Company expects that these two trade agreements will be brought before Congress for a vote in 2007.

The Doha Round negotiations of the World Trade Organization are also underway.  Negotiations are expected to reach a critical stage in the summer of 2006 and, if progress is made, the Doha Round could be completed by the end of 2006.

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

Energy Prices

The prices paid by the Company for energy related products, such as natural gas, coal and coke, have increased significantly due to supply and demand imbalances.  The Company uses substantial amounts of these products in its manufacturing process.  The Company believes that the prices for energy related products including natural gas, coal and coke will remain high although moderate declines in some prices are anticipated for fiscal 2007.  The Company expects that the prices for these products will increase approximately 40 percent in fiscal 2006 over that of fiscal 2005.  For fiscal 2007, the Company expects these energy prices to decrease approximately 9 percent from fiscal 2006.  The Company also expects that higher fuel prices will increase the costs of many goods and services it acquires.  These higher prices may materially increase the cost of production, thus impacting the financial results of the Company.

Environmental

The East Grand Forks, Minnesota factory has recently experienced hydrogen sulfide emissions from its water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to this occurrence, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures may be required to prevent future occurrences of the emissions.  The amount and timing of these potential capital expenditures is not currently known.

Liquidity and Capital Resources

Under the Company’s Bylaws and Member Grower Contracts, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, the beet payments made to member growers and non-member growers are paid in three payments over the course of a year, and the member payments are made net of any anticipated unit retain for the crop.  These procedures have the effect of providing the Company with an additional source of short-term financing.  This member financing arrangement may result in an additional source of liquidity and reduced need for outside financing in comparison to a similar business operated on a non-cooperative basis.

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

The Company has long-term debt availability with CoBank, ACB of $217.4 million, of which $101.0 million in loans and $51.8 million in long-term letters of credit were outstanding as of May 31, 2006.  The unused long-term line of credit as of May 31, 2006, was $64.6 million.  In addition, the Company has long-term debt outstanding, as of May 31, 2006, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $10.7 million from a private placement of Senior Notes that occurred in January of 2003; $42.6 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $2.4 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $280 million, against which there was $50.0 million outstanding as of May 31, 2006 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of May 31, 2006.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $108.8 million was outstanding as of May 31, 2006.  The Company had $6.0 million of short-term letters of credit outstanding as of May 31, 2006.  The unused short-term line of credit as of May 31, 2006, was $116.2 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding purchase commitments totaling $23.5 million as of May 31, 2006, for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2005, to May 31, 2006, were primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes: the completion of the sugarbeet harvest and the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory.  The Company accounts for its investment using the equity method.  As of May 31, 2006, Crystech had outstanding debt of $12.3 million.

The net cash used by operations was $58.3 million for the nine months ended May 31, 2006, as compared to $70.2 million for the same period last year.  This decrease of $11.9 million was primarily due to changes in the amounts due growers of $70.7 million, advances to/due related parties of $11.3 million and prepaid pension expense of $14.1 million partially offset by changes in inventories of $56.1 million and receivables of $28.6 million.  The change in the amounts due growers is primarily the result of a 7.5 percent projected increase in grower payments this year as compared to last year.  The change in inventories was due primarily to an increase in the net realizable value of sugar as of May 31, 2006, as compared to that of May 31, 2005.

The net cash used in investing activities was $17.6 million for the nine months ended May 31, 2006, as compared to $20.5 million for same period last year.  The decrease of $2.9 million was primarily related to increased equity refunds from CoBank, ACB this year.

The net cash provided by financing activities was $75.7 million for the nine months ended May 31, 2006, as compared to $91.1 million for the same period last year.  This decrease of $15.4 million was primarily due to the revolvement this year of the 1998 crop unit retains of $2.00 per ton versus the revolvement last year of the 1997 crop unit retains of $1.00 per ton.

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2006.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  While the Company is not a party to any of these administrative proceedings, it is, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings.  As of the date of this report, each of the proceedings has completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  An appeal of one of the decisions was subsequently filed by another sugar company.  If the decision by the chief judicial officer of the USDA in this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 14, 2006	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer