Form 10-K
period 2006-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2006-11-29
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended
August 31, 2006
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

NONE

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

As of November 15, 2006, 2,874 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

This report contains forward-looking statements and information based upon assumptions by the American Crystal Sugar Company’s management, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of forward-looking terminology such as “expects”, “believes”, “will” or similar verbs or expressions.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Company and its business which are described in this report in the “Risk Factors” section below.  Readers are urged to consider these factors when evaluating any forward-looking statement.  The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

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

The Company, through its wholly-owned subsidiary, Crab Creek Sugar Company (Crab Creek), controls the long-term production of sugar at a sugarbeet processing facility at Moses Lake, Washington.  Neither Crab Creek nor the Company currently operates or intends to operate the Moses Lake facility.

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

Operating Segments

The Company has identified two reportable operating segments: Sugar and Leasing.  The sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The leasing segment is engaged in the leasing of a corn wet milling plant used in the production of high-fructose corn syrup.  For financial information by segment see Note 12 of “Notes to the Consolidated Financial Statements.”

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  Total sugar sales accounted for 88.5 percent, 88.1 percent and 88.7 percent of the Company’s consolidated total revenues for the years ended August 31, 2006, 2005 and 2004, respectively.  United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2006, 86.6 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the “Crystal Sugar” and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark to United Sugars Corporation.

The largest proportion of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed.  Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  The majority of the Company’s pulp production is exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 8.2 percent of the Company’s consolidated total revenues during fiscal 2006, of which export agri-product sales accounted for 3.8 percent of such revenues.  In the past, agri-products sales accounted for 8.2 percent and 7.8 percent of the Company’s consolidated total revenues in fiscal 2005 and fiscal 2004, respectively, while agri-product export sales accounted for 4.3 percent and 3.7 percent of the Company’s total revenues in fiscal 2005 and fiscal 2004, respectively.

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

All of the sugarbeets processed at the Sidney, Montana, factory are purchased from non-member growers under contract with Sidney Sugars.  Each non-member grower has an annual contract with Sidney Sugars specifying the number of acres the non-member grower is obligated to grow during each year.

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

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2006 and 2005, was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at approximately 193 million hundredweight for the year beginning October 1, 2005 and ending September 30, 2006.  For the same period ending September 2005, total consumption was approximately 190 million hundredweight.  Comparing the two years shows an increase in demand of approximately one percent.

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

The United States sugar industry has been subject to industry consolidation.  Today there are fewer than 10 sugar sellers, with approximately 70 percent of United States sugar market share concentrated in the top three sellers.  The Company’s sugar production and sales represent approximately 15 percent of the total domestic market for refined sugar in 2005/2006.  The Company had the right to market, or to have marketed on its behalf, approximately 32 million hundredweight of sugar from the 2005 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 23 percent of the United States sugar market.

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

The Farm Bill sets an 18 cent per pound loan rate for raw cane sugar and a 22.90 cent per pound loan rate for refined beet sugar.  Both loan rates were effective for the 2005 year crop.

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and beet sugar processors.  The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the maximum level of imports allowed before marketing allotments are expected to be suspended if the imports would lead to a reduction of the overall allotment quantity), and subtracting carry-in stocks of sugar, including CCC inventory.  Once the USDA has determined the OAQ for a crop year, it then determines each allotment for beet and cane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane.  An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill.  Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings.  The USDA annually establishes individual processor’s allocations.  The Company’s marketing allocations for the 2005, 2004 and 2003 crops were approximately 32 million hundredweight, 33 million hundredweight and 32 million hundredweight, respectively, while the marketing allocation for the 2006 crop is currently set at approximately 34 million hundredweight.

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

North American Free Trade Agreement

Under the terms of the original North American Free Trade Agreement (NAFTA) text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row.  Concerned that Mexico’s productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be modified to delay Mexico’s access to the U.S. market.  To embody these modifications, a side letter agreement on sugar was negotiated by the United States and Mexico prior to passage of NAFTA.  The side letter agreement gives Mexico incrementally larger but capped volumes of duty-free access to the U.S. market, and an ability to export additional quantities of sugar to the United States if Mexico pays a gradually descending second tier tariff.  The side letter agreement establishes a common market between the United States and Mexico in sugar by January 1, 2008.

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

Dominican Republic - Central American Free Trade Agreement

The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law on August 2, 2005 and is anticipated to be implemented later in 2006.  As a result, the Company expects an increase in the amount of sugar that will be imported into the United States.  The impact of this trade agreement on the Company cannot be fully assessed at this time.  It is possible, however, that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company’s earnings.  The magnitude of the impact cannot be determined at this time.

Regional and Bilateral Free Trade Agreements

The United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Andean Free Trade Agreement; the Thailand Free Trade Agreement; the U.S.-Panama Free Trade Agreement; and the Association of Southeastern Nations Free Trade Agreement.  Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

Portions of these agreements have been completed.  Within the Andean Free Trade Agreement, the U.S.-Peru Free Trade Agreement was signed on April 12, 2006.  The U.S.-Colombia Free Trade Agreement is also nearing completion.  The Company expects that these two trade agreements will be brought before Congress for a vote in 2007.

The Doha Round negotiations of the World Trade Organization have stalled and it is unclear at this time when they will be revived.  If the negotiations begin again, the outcome could have serious consequences for the Company.

The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to attempt to manage the situation.  The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

The impact of the various trade agreements on the Company cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented.  It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings.  Although the magnitude of the impact cannot be determined at this time, the Company estimates that for every 500,000 tons of sugar entering the U.S. market and therefore reducing the OAQ (and assuming no other variables change), the Company may need to reduce planted acres by approximately 40,000, which would negatively impact shareholder profits.

Employees

As of October 1, 2006, the Company had 1,301 full-time employees, of which 1,055 were hourly and 246 were salaried.  The Company had 5 part-time employees.  In addition, the Company employs approximately 787 hourly seasonal workers, approximately 354 during the sugarbeet harvest and approximately 433 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2011 for the Red River Valley factory employees and April 30, 2008 for the Sidney, Montana, factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.  The Company considers its employee relations to be good.

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

The Company’s East Grand Forks, Minnesota factory has recently experienced hydrogen sulfide emissions from its water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to this occurrence, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s fiscal 2007 budget includes capital expenditures of approximately $4.0 million at the East Grand Forks factory to address this situation. The amount and timing of any additional capital expenditures that may be required is not currently known.

In addition to the amount discussed above for the East Grand Forks factory, the Company’s fiscal 2007 budget also includes capital expenditures of approximately $1.0 million for environmentally related projects at the Company’s other factory locations.

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

Item 1A.                               RISK FACTORS

The risks described below together with all of the other information included in this Annual Report on Form 10-K should be considered carefully.  The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not the only ones facing the Company.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the beet payments made to our shareholders may decrease, the value of the Company’s common and preferred stock could fall, and a shareholder could lose all or part of their investment.

If we do not continue to minimize our operating expenses, we may not be able to compete effectively in our industry.

Our strategy involves, to a substantial degree, maximizing profitability by continuing to control operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs.  These activities have included realigning and streamlining our operations and optimizing the efficiency of our production facilities.  We cannot assure you that our continued efforts will result in our continued or increased profitability.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the Company’s internal control over financial reporting.  In addition, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.  When we are required to comply, the Company plans to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements.  However, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report.  Additionally, if we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

An oversupply of sugar could adversely affect the price of sugar and our results of operations.

The domestic sugar market is reactive to any oversupply of refined sugar.  Many factors can lead to an oversupply of sugar.  Excess supply may result in a decline in domestic sugar prices.  Lower sugar prices directly impact profitability of selling refined sugar in the United States.  If the selling price of sugar decreases, our revenues will decrease which will result in a direct negative impact on our profitability.

Unregulated foreign competition could result in an oversupply of sugar which could decrease the price of sugar and impact our business.

Under the current terms of the NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market.  These imports could oversupply the U.S. market and negatively affect the price of sugar.  We, along with the domestic sugar industry, are seeking improvements to NAFTA and are also pursuing legal remedies to address the matter.  If the sugar industry is unsuccessful in these and any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, we could experience adverse financial consequences which would in turn be experienced by our members.

Regional and bilateral trade agreements could result in an increase in the amount of sugar available in the United States sugar market which may impact our business.

The United States government has been engaged in regional and bilateral trade negotiations with countries that produce sugar.  If the United States government enters into bilateral trade agreements with sugar producing countries, the amount of sugar in the domestic sugar market could increase.  A change in the supply of sugar could put pressure on the price of sugar, which would impact our profitability.

The success or failure of our business is linked to certain government programs, regulations and legislation that may change in the future.

The nature and scope of future legislation and regulation affecting the sugar market and industry cannot be predicted.  The current price supports and market protections for sugar in place may not continue in their present forms.  If the price support programs were eliminated in their entirety, or if certain protections the federal government provides from foreign competitors were materially reduced, the amount of sugar we can sell, the amount of sugarbeets we can process and the price for which we can sell our sugar may be impacted, which could reduce the profitability of our business.  If legislation or government programs change, we may not be able to adopt strategies that would allow us to compete effectively in a greatly changed domestic market for sugar and the adverse effects could negatively impact the desirability of growing sugarbeets for delivery to us for processing, our financial results, and our continued viability.

Changes in the Farm Bill may change our results of operations or require a change in our strategic plans.

The impact of changes to the Farm Bill on our operations cannot be completely predicted.  The long term ramifications of the current marketing allotment and allocation program depend on our ability to maintain our marketing allocation on an annual basis and to obtain access, if necessary, to additional allocations at a reasonable price.  Any changes in the Farm Bill may impact our business.  We cannot predict the changes to the Farm Bill or the impact such changes will have at this time.

If we are unable to compete in the sweetener market, our operating results may suffer.

Sugar is a fungible commodity with competition for sales volume based primarily upon customer service, price and reliability, though differences in proximity to various geographic markets within the United States result in differences in freight and shipping costs which in turn generally affect pricing and competitiveness.  The overall sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame.  Differences in functional properties and prices have tended to define the use of these various sweeteners.  Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks.  We cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on us or our members.  We believe that we possess the ability to compete successfully with other producers of sugar in the United States.  In spite of this competitive advantage, substitute products and sugar imports could reduce the demand for sugar which could lower the price of sugar, resulting in a change to our operations in the future.

Our operations are sensitive to energy prices.

The prices we pay for energy related products, such as natural gas, coal and coke, have been volatile and may continue to be volatile.  We use substantial amounts of these products in our manufacturing process.  We believe that the prices for energy related products including natural gas, coal and coke will continue to be volatile and higher than historical levels.  Higher energy prices may also increase the costs of many goods and services we acquire.  These higher prices may materially increase our cost of production, thus impacting our financial results.

Quantity and quality of sugarbeets is sensitive to weather and other factors such as seed varieties.

The sugarbeet, as with most other crops, is affected by many factors, including seed varieties and weather conditions during the growing season.  Additionally, the quantity of sugarbeets to be processed and weather conditions during the processing season affect our ability to store sugarbeets held for processing.  Growing and storage conditions different from what we predict or expect may change the quantity and quality of sugarbeets available for processing and therefore may affect the quantity of the sugar we produce.

A significant increase in the quantity or quality of sugarbeets harvested due to good weather conditions or improved seed varieties could result in an unpredictably large quantity of sugarbeets to be processed.  If we are required to process a larger than anticipated quantity of sugarbeets we may experience increased per unit processing cost or a decrease in production which in turn would have an adverse financial consequence to us and our members.  A significant reduction in the quantity or quality of sugarbeets harvested resulting from adverse weather conditions, disease or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to us and our members.

In order to manage the quantity and quality of sugarbeets that are harvested or available for processing, our Grower Contract allows for a reduction in the number of acres to be planted at the beginning of a crop year or harvested at the end of a crop year.  Up through the 2005 crop year, we had not instituted or required a reduction in the number of acres harvested at the end of a crop year.  Due to the estimated large size of the 2006 crop, we instituted an eight percent reduction in the number of acres harvested by members in order to manage the quantity and quality of the sugarbeets that we have available for processing.  In anticipation of an ever increasing quantity of sugarbeets per acre, we may be required to reduce the planting tolerances set at the beginning of a crop year.  If we are unable to manage the quantity and quality of sugarbeets available for processing, we could experience adverse financial consequences that would impact both us and our members.

Item 2.                                        PROPERTY AND PROCESSING FACILITIES

The Company operates five sugarbeet processing factories in the Red River Valley and one in Sidney, Montana.  The Company owns all of its factories and the land on which they are located.  The factories range in size from 150,000 to 400,000 square feet.  These properties are used in the Company’s sugar segment.

The location and processing capacity of the Company’s factories are:

Approximate Daily Slicing Capacity
Location	(Tons of Sugarbeets)
Crookston, MN	5,900
East Grand Forks, MN	9,200
Moorhead, MN	5,900
Drayton, ND	6,700
Hillsboro, ND	9,000
Sidney, MT	6,400

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar.  Each factory has space for sugarbeet storage, including ventilated storage sites.  The Red River Valley factories also have cold storage facilities.  Each of these factories is currently operating at or near its capacity.  The Company owns a molasses desugarization (MDS) plant at its East Grand Forks facility and owns 50 percent of Crystech which owns the MDS plant adjacent to the Hillsboro factory.  The MDS plants process molasses to extract additional sugar.  The Company has sugar packaging facilities located at the Moorhead, Hillsboro, Crookston, East Grand Forks and Sidney factories.

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

Four administrative proceedings were brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  While the Company was not a party to any of these administrative proceedings, it was, solely or in coordination with other sugar processors, an intervenor in those administrative proceedings.  Each of these proceedings has completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  An appeal of one of the decisions was subsequently filed by another company.  If the decision by the chief judicial officer in this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

The outcome of any contested matter is never certain and the eventual decisions in the matters identified above may result in a reduction of the Company’s marketing allocations which would adversely impact the amount of sugar the Company could produce and market.

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2006.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2006, the Company had 2,874 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2006	2005	2004	2003	2002

Net Revenues	$1,005,716	$965,474	$1,033,088	$829,246	$775,288
Net Proceeds (1)	$445,091	$373,260	$473,122	$361,902	$398,588
Total Assets	$839,997	$774,024	$822,155	$809,751	$622,693
Long-Term Debt, Net of Current Maturities	$200,037	$216,842	$250,086	$286,922	$182,371
Members’ Investments	$323,256	$315,698	$303,426	$270,346	$268,667
Property and Equipment Additions, net of retirements	$45,453	$42,595	$30,347	$46,578	$15,281
Working Capital	$58,214	$47,514	$58,673	$49,572	$58,282
Ratio of Long-Term Debt to Equity (2)	.62:1	.69:1	.82:1	1.06:1	.68:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2006	2005	2004	2003	2002

Acres harvested	507	526	537	546	452
Tons purchased	9,628	10,217	10,982	9,485	8,058
Tons purchased per acre harvested	19.0	19.4	20.4	17.6	17.8
Sugar Content of Sugarbeets	18.0%	17.8%	18.5%	17.1%	18.0%
Sugar hundredweight
Produced	29,728	30,524	33,829	26,746	25,395
PIK Sugar Receipts	—	—	—	—	1,177
Sold, including purchased sugar	29,691	31,509	33,835	27,077	26,806
Purchased sugar sold	45	523	36	707	288
Agri-Products tons
Produced	717	732	876	760	612
Sold	721	761	864	718	636

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

(3)           Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2006 relates to the crop of 2005).  Crop data for fiscal years 2003 through 2006 reflect the combined data of the Red River Valley crop and the Sidney crop.  Fiscal year 2002 reflects Red River Valley crop data only.

Item 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Appendix A of this report.

Liquidity and Capital Resources

Under the Company’s Bylaws and Grower Contracts, payments for member delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, the beet payment made to member growers and non-member growers are paid in three payments over the course of a year, and the payments are made net of any anticipated or declared unit retain for the crop.  These procedures have the effect of providing the Company with an additional source of short-term financing.  This financing arrangement may result in an additional source of liquidity and reduced need for outside financing in comparison to a similar business operated on a non-cooperative basis.

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

The Company has long-term debt availability with CoBank, ACB of $236.4 million, of which $116.3 million in loans and $52.1 million in long-term letters of credit were outstanding as of August 31, 2006.  The unused long-term line of credit as of August 31, 2006 was $68.0 million.  In addition, the Company has long-term debt outstanding, as of August 31, 2006, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $10.0 million from a private placement of Senior Notes that occurred in January of 2003; $42.3 million from nine separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $2.4 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $300 million, of which there was no outstanding balance as of August 31, 2006, and a line of credit with Wells Fargo Bank for $1 million, of which there was no outstanding balance as of August 31, 2006.  The Company’s commercial paper program provides short-term borrowings of up to $225 million of which approximately $5.3 million was outstanding as of August 31, 2006.  The Company had $5.8 million of short-term letters of credit outstanding as of August 31, 2006.  The unused short-term line of credit as of August 31, 2006 was $289.9 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding commitments totaling $12.4 million as of August 31, 2006 for equipment and construction contracts related to various capital and maintenance projects.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory.  The Company accounts for its investment using the equity method.  As of August 31, 2006, Crystech had outstanding debt of $6.1 million.

As of August 31, 2006, Midwest had outstanding short-term debt with CoBank, ACB of $3.6 million, of which $2.1 million was guaranteed by the Company.

The net cash provided by operations was $105.3 million for the year ended August 31, 2006 as compared to $84.6 million for the previous year.  This increase of $20.7 million was primarily due to an increase in the amounts due growers of $127.3 million, reduced advances to related parties of $10.8 million, lower contributions to pension plans of $12.2 million and increased unit retains withheld from members of $7.8 million partially offset by increased receivables of $79.7 million and inventories of $58.8 million.  The increase in amounts due growers is due primarily to a higher grower payment this year resulting from higher sugar selling prices.  Strong sales in August 2006 increased receivables substantially above the prior year’s balance.  The increase in inventories was primarily due to an increase in the net realizable value of sugar as of August 31, 2006 as compared to that of August 31, 2005.

The net cash used in investing activities was $41.6 million for the year ended August 31, 2006 as compared to $43.1 million for the previous year.  The decrease of $1.5 million was primarily related to increased equity distributions from CoBank, ACB of $1.0 million and reduced investments in marketing cooperatives of $1.1 million partially offset by increased purchases of property and equipment of $1.4 million.

The net cash used in financing activities was $63.6 million for the year ended August 31, 2006 as compared to $41.3 million for the previous year.  This increase of $22.3 million was primarily due to increased payments on short-term debt of $25.9 million, increased payments of unit retains and equity retention of $12.9 million and increased payments on long-term debt of $3.0 million partially offset by increased proceeds from the issuance of long-term debt of $19.5 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2006:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$220,999	$20,962	$92,741	$40,433	$66,863
Interest on Fixed Rate L-T Debt	82,626	11,071	17,650	9,111	44,794
Purchase Obligations	76,537	27,332	45,374	3,606	225
Operating Lease Obligations	58,475	2,101	15,682	11,354	29,338
Other Long-Term Obligations	844	186	508	124	26
Pension Plan Contributions (1)	4,000	4,000

Total Contractual Obligations	$443,481	$65,652	$171,955	$64,628	$141,246

(1) The Company expects to contribute approximately $4.0 million to the pension plans during the next fiscal year.  Contributions for future years are not known at this time and therefore are not included in the above table.

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

Property and Equipment, Property and Equipment Held for Lease, and Depreciation

Property and equipment, and property and equipment held for lease are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 4 to 40 years. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

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

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2006 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy – RP-2000 Mortality Table; Retirement Age – graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70; Investment Return - 8.25 percent compounded annually for funding;  Discount Rate- 6.62 percent compounded annually; Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2006 were as follows: Healthcare Cost Trend - a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2007.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007.  The rate is assumed to decline to 6.0 percent over the next five years; Discount Rate- 6.62 percent compounded annually.

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

Comparison of the Years Ended August 31, 2006 and 2005

The harvest of the sugarbeet crop grown during 2005 and processed during fiscal 2006 produced a total of 9.6 million tons of sugarbeets, or 19.0 tons of sugarbeets per acre from 507,000 acres.  This represents a decrease in total tons harvested of 5.8 percent compared to the 2004 crop.  The sugar content of the 2005 crop was 18.0 percent as compared to the 17.8 percent sugar content of the 2004 crop.  The Company produced a total of 29.7 million hundredweight of sugar from the 2005 crop, a decrease of 2.6 percent compared to the 2004 crop. While the Company experienced lower production volumes for most of its products this fiscal year as compared to the previous fiscal year, the average selling prices for most of these products increased due to supply and demand factors.  Net Proceeds from Member and Non-Member Business for fiscal 2006 were 19.2 percent higher than in fiscal 2005.  This increase is primarily the result of the increase in average selling prices being partially offset by lower production volumes, higher processing costs and selling expenses.

Revenue for the year ended August 31, 2006, was $1.0 billion, an increase of $40.2 million from 2005.  The table below reflects the percentage changes in product revenue, prices and volumes for the year ended August 31, 2006 as compared to the previous year.

Product	Revenue	Selling Price	Volume
Sugar	4.5%	10.9%	-5.8%
Pulp	7.0%	3.9%	3.0%
Molasses	-18.2%	22.4%	-33.2%
CSB	3.0%	19.6%	-13.9%
Betaine	4.6%	19.8%	-12.7%

Rental revenue on the ProGold operating lease was $25.1 million and $26.1 million for the years ended August 31, 2006 and 2005, respectively.

Cost of sales for the year ended August 31, 2006, exclusive of payments to members for sugarbeets, decreased $35.9 million as compared to fiscal 2005.  The change in the net realizable value of product inventories impacted the cost of sales favorably by $33.0 million.  The costs associated with sugar purchased to meet customer needs decreased by $12.5 million due to the earlier campaign start-up this year.  The cost recognized associated with the non-member sugarbeets increased $4.7 million or 13.1 percent for the year ended August 31, 2006 when compared to last year.  This increase was primarily due to higher sugar net selling prices and more sugarbeets harvested this year at Sidney Sugars Incorporated.  Direct processing costs for sugar and pulp increased 6.9 percent.  The increase is due to higher prices related to energy products and major supplies partially offset by harvesting and processing 5.8 percent fewer sugarbeets than last year.  Fixed and committed expenses increased 2.1 percent reflecting general cost increases.

Selling, general and administrative expenses increased $7.5 million from 2005.  Selling expenses increased $6.3 million primarily due to higher freight, warehousing and packaging costs.  General and Administrative expenses increased $1.2 million due to general cost increases.

Lower average long-term debt borrowing levels partially offset by higher average short-term interest rates resulted in interest expense, net, remaining relatively level between the fiscal years ended August 31, 2006 and 2005.

Non-member business activities resulted in a gain of $2.2 million in 2006, as compared to a gain of $2.5 million in 2005.  The gain in both years was due primarily to activities related to Sidney Sugars.

Payments to members for sugarbeets, net of unit retains declared, increased by $64.5 million from $351.9 million in 2005 to $416.4 million in 2006. This was primarily due to the increased net selling prices for sugar and agri-products in 2006.

Comparison of the Years Ended August 31, 2005 and 2004

The harvest of the sugarbeet crop grown during 2004 and processed during fiscal 2005 produced a total of 10.2 million tons of sugarbeets, or 19.4 tons of sugarbeets per acre from 526,000 acres.  This represents a decrease in total tons harvested of 7.0 percent compared to the 2003 crop.  The sugar content of the 2004 crop was 17.8 percent as compared to the 18.5 percent sugar content of the 2003 crop.  The Company produced a total of 30.5 million hundredweight of sugar from the 2004 crop, a decrease of 9.8 percent compared to the 2003 crop.  Net Proceeds from Member and Non-Member Business for fiscal 2005 were 21.1 percent lower than in fiscal 2004.  This decrease is primarily the result of the smaller and lower quality sugarbeet crop in fiscal 2005 as compared to the prior year.

Revenue for the year ended August 31, 2005, was $965.5 million, a decrease of $67.6 million from 2004.  The table below reflects the percentage changes in product revenue, prices and volumes for the year ended August 31, 2005 as compared to the previous year.

Product	Revenue	Selling Price	Volume
Sugar	-7.1%	-0.3%	-6.9%
Pulp	-2.8%	9.8%	-11.5%
Molasses	-37.8%	10.0%	-43.5%
CSB	-5.5%	-9.2%	4.1%
Betaine	523.6%	-2.0%	536.4%

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

Selling, general and administrative expenses increased $3.3 million from 2004.  Selling expenses increased $3.2 million primarily due to higher freight and packaging costs.  General and Administrative expenses increased $ .1 million due in part to increased funding for sugar industry and association activities.

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

2006 Crop and Estimated Fiscal Year 2007 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2006 sugarbeet crop.  This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2006 sugarbeet crop.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

Due to the estimated large size of the 2006 Red River Valley crop, the Company instituted an eight percent reduction in the number of acres harvested by members in order to manage the quantity and quality of the sugarbeets available for processing during fiscal 2007.  The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2006 is estimated to produce a total of 12.5 million tons of sugarbeets, or approximately 25.2 tons of sugarbeets per acre from approximately 497,000 acres.  This represents an increase in total tons harvested of approximately 30.2 percent compared to the 2005 crop.  The sugar content of the 2006 crop is estimated to be 18.1 percent as compared to the 18.0 percent sugar content of the 2005 crop.  The Company expects to produce a total of approximately 34.8 million hundredweight of sugar from the 2006 crop, an increase of approximately 16.9 percent compared to the 2005 crop.

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

Item 8.                                        FINANCIAL STATEMENTS

The consolidated financial statements of the Company for the fiscal years ended August 31, 2006, 2005 and 2004 have been audited by Eide Bailly LLP, independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                               CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2006.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires December.

Michael A. Astrup PO Box 219 Dilworth, MN 56529	53	Moorhead	1996	2008

William Baldwin 8244 144th Ave. NE St Thomas, ND 58276	60	Drayton	2004	2007

Richard Borgen 1544 Co. Highway 39 Perley, MN 56574	57	Moorhead	1997	2006

John Brainard 204 6th St. W Ada, MN 56510	46	Hillsboro	2005	2008

Brian R. Erickson 824 James Ave. S.E. East Grand Forks, MN 56721	58	East Grand Forks	2005	2008

Robert M. Green 220 Park St. Saint Thomas, ND 58276	51	Drayton	2005	2008

John F. Gudajtes 15363 County Road 15 Minto, ND 58261	57	East Grand Forks	2003	2006

Curtis E. Haugen 45508 300th St. NW Argyle, MN 56713	45	East Grand Forks	2001	2007

Lonn M. Kiel 36044 275th Ave. S.W. Crookston, MN 56716	53	Crookston	1994	2006

David J. Kragnes (Chairman) 10600 60th St. N. Felton, MN 56536	54	Moorhead	1995	2007

Francis L. Kritzberger RR 1, Box 22 Hillsboro, ND 58045	61	Hillsboro	1996	2006

Jeff D. McInnes RR 2 Box 140 Hillsboro, ND 58045	49	Hillsboro	2001	2007

Ronald E. Reitmeier 30928 220th St. S.W. Fisher, MN 56723	61	Crookston	1996	2008

Jim A. Ross 25669 328th Ave. S.W. Fisher, MN 56723	56	Crookston	1998	2007

Neil C. Widner PO Box 47 Stephen, MN 56757	55	Drayton	2000	2006

Below is the biographical information on each Director.

Michael A. Astrup.  Mr. Astrup has been a director since 1996.  Mr. Astrup has been a farmer since 1976, with his farming operations located near Dilworth, Minnesota.  Mr. Astrup serves on the Board of Directors of United Sugars Corporation, the Board of Governors of ProGold Limited Liability Company and is a Director of the American Sugarbeet Growers Association.

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

John Brainard.  Mr. Brainard has been a director since 2005.  Mr. Brainard has been a sugarbeet grower since 1998.  Mr. Brainard is a past director of the Minnesota Farm Bureau and has served on the executive committee of the Red River Valley Sugarbeet Growers Association.

Brian R. Erickson.  Mr. Erickson has been a director since 2005.  Mr. Erickson has been a sugarbeet grower for over 20 years.  Mr. Erickson is the Chairman of the East Grand Forks Economic Development and Housing Authority.

Robert M. Green.  Mr. Green has been a director since 2005.  Mr. Green has been a sugarbeet grower since 1976.  Mr. Green served 12 years as a director of the Red River Valley Sugarbeet Growers Association and is currently a director of the Wells Fargo Bank in Grafton, ND.  Mr. Green serves as a director for the American Sugarbeet Growers Association.

John F. Gudajtes.  Mr. Gudajtes has been a director since 2003.  Mr. Gudajtes has farmed in the Minto, North Dakota area since 1967 and is the President of Gudajtes Farms.  Mr. Gudajtes has been the President of Walsh County Historical Society for three years.

Curtis E. Haugen.  Mr. Haugen has been a director since 2001.  Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota.  Mr. Haugen is serving as a director and President of the Farmer’s Union Oil Company, Oslo, Minnesota.

Lonn M. Kiel.  Mr. Kiel has been a director since 1994 and has been farming near Crookston, Minnesota, since 1982.  Mr. Kiel is the president of Kiel Corporation.

David J. Kragnes.  Mr. Kragnes has been a director since 1995 and has served as Chairman since 2005.  Mr. Kragnes has been a farmer since 1972, with his farming operation located near Felton, Minnesota.  Mr. Kragnes serves on the Board of Directors of United Sugars Corporation, as Chairman of the Board of Directors of Midwest Agri-Commodities Company, as Chairman of the Board of Governors of ProGold Limited Liability Company and is also a director for the American Sugarbeet Growers Association.

Francis L. Kritzberger.  Mr. Kritzberger has been a director since 1996.  Mr. Kritzberger has previously served as a director with the Company, from July 30, 1989 until July 30, 1993.  Mr. Kritzberger has been a farmer since 1964.  Mr. Kritzberger serves on the Board of Directors of the North Dakota Council of Cooperatives.

Jeff D. McInnes.  Mr. McInnes has been a director since 2001.  Mr. McInnes co-manages a 4,000 acre farming operation near Hillsboro, North Dakota.  Mr. McInnes is the founder and manager of the Basement Traders Marketing Club, a grain marketing association in Hillsboro.  Mr. McInnes serves on the Board of Directors of Midwest Agri-Commodities Company and the Board of Governors of ProGold Limited Liability Company.

Ronald E. Reitmeier.  Mr. Reitmeier has been a director since 1996, and has been a farmer since 1968.  Mr. Reitmeier is the President of R&J Crop Production Inc.  Mr. Reitmeier has served as a member of the Board of Directors of PKM Electric Co-op of Warren, Minnesota, for 19 years and as its Chairman of the Board since 2004.  Mr. Reitmeier previously served on the Fisher, Minnesota, School Board for 18 years, as President of the Polk County Farmers Union and Chairman of the Minnesota Farmers Union Executive Committee of County Chairpersons.

Jim A. Ross.  Mr. Ross has been a director since 1998.  Mr. Ross has farmed near Fisher, Minnesota, since 1971 and is a board member of Fisher Fuel and Hardware Cooperative.  Mr. Ross also serves on the Board of Governors of ProGold Limited Liability Company.

Neil C. Widner.  Mr. Widner has been a director since 2000.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.  Mr. Widner serves on the Board of Directors of United Sugars Corporation and is also a director for the American Sugarbeet Growers Association.

The Board of Directors meets monthly.  For fiscal year 2006, the Company provided its directors with compensation consisting of (i) a payment of $525 per month, (ii) a per diem payment of $250 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses for attendance at Board of Directors’ meetings.  The Chairman of the Board of Directors receives a payment of $1,025 per month, rather than $525 per month; the Chairman also receives a per diem in the amount of $250 for each day spent on Company activities.  The Board of Directors has approved an annual increase in the monthly compensation paid to directors and the Chairman of $25 per month for each fiscal year.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the member’s regular employment or business, but not beyond age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there is one member who has elected to participate in this plan.  The amount deferred, as of August 31, 2006 was approximately $25,000.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting and controls, the annual independent audit of the Company’s consolidated financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants, approves the fees and the scope and procedural plans of the audits of the Company’s consolidated financial statements.  The Audit Committee administers the Company’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Company’s Code of Ethics.  On August 31, 2006, the members of the Audit Committee were Neil Widner (Committee Chair), William Baldwin, Brian Erickson, Robert Green and Curtis Haugen.

As of August 31, 2006, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of the Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

Executive Officers

The table below lists the principal officers of the Company, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position

James J. Horvath	61	President and Chief Executive Officer
Thomas S. Astrup	37	Vice President- Agriculture
David A. Berg	52	Vice President-Operations and Chief Operations Officer
Brian F. Ingulsrud	43	Vice President-Administration
Joseph J. Talley	46	Vice President-Finance and Chief Financial Officer
Daniel C. Mott	47	Secretary
Samuel S. M. Wai	52	Treasurer and Assistant Secretary
Mark P. Kalvoda	34	Corporate Controller, Assistant Secretary and Assistant Treasurer
Mark L. Lembke	50	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	49	Director - Economic Analysis and Business Development, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	51	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	42	Treasury Operations Manager and Assistant Secretary

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

David L. Malmskog.  Mr. Malmskog currently serves as Director-Economic Analysis and Business Development and was appointed Assistant Secretary and Assistant Treasurer in 1998.  Mr. Malmskog has held various financial positions with the Company since 1980.  Mr. Malmskog serves on the Board of Managers of Crystech, LLC

Lisa M. Maloy. Ms. Maloy currently serves as Treasury Operations Manager and was appointed Assistant Secretary in 2002.  Prior to joining the Company in 1997, Ms. Maloy was a tax attorney with Ernst & Young LLP in Minneapolis, Minnesota.

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

Item 11.                                EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2006 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the four other most highly compensated current executive officers of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term
	Year	Salary	Incentive Compensation	Other Annual Compensation (1)	Compensation Payouts (2)

James J. Horvath	2006	$500,000	$312,750	$43,712	$118,222
President and Chief Executive	2005	$494,615	$156,400	$46,961	$605,031
Officer	2004	$462,652	$313,875	$38,315	$83,828

Thomas S. Astrup	2006	$214,615	$91,476	$11,632	$22,564
Vice President-Agriculture*	2005	$204,692	$53,986	$12,650	$5,160
	2004	$189,475	$90,048	$10,487	$5,453

David A. Berg	2006	$246,000	$118,818	$21,126	$31,654
Vice President-Operations and	2005	$243,846	$59,852	$23,384	$99,805
Chief Operations Officer**	2004	$227,731	$110,000	$21,245	$18,211

Brian F. Ingulsrud	2006	$182,692	$84,823	$11,805	$1,404
Vice President-Administration*	2005	$166,923	$42,840	$10,764	—
	2004	$137,552	$51,075	$8,290	—

Joseph J. Talley	2006	$248,538	$110,681	$22,787	$32,234
Vice President-Finance and	2005	$243,846	$77,933	$23,716	$254,279
Chief Financial Officer	2004	$229,077	$128,296	$20,998	$18,325

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

(2)           Includes amounts paid to executive officers who exercised vested contract rights and the “profit per acre payments” earned by the executive under the Company’s LTIP plans (described below).  The profit per acre payments are determined by subtracting from the Company’s gross beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.

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

As of August 31, 2006, there were 455.07 vested contract rights remaining in the 1999 Plan.  At August 31, 2006, the Board of Directors increased the value of these contract rights from $1,800 to $1,900 per contract right.

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

During 2006, 12.63 vested contract rights were exercised at a stated value of $1,800 per contract right.  In 2006, 306.05 contract rights were granted at a stated value of $1,900 per contract right.  At August 31, 2006, the Board of Directors increased the value of the 659.92 contract rights previously granted from $1,800 to $1,900 per contract right.  As of August 31, 2006, there were 965.97 contract rights issued and outstanding at a stated value of $1,900 per contract right, of which 473.01 were vested.

The table below lists the executives named in the compensation table who have been granted and hold contract rights under the plans discussed above.

	Long-Term Incentive Plan Awards
	Fiscal 2006					Fiscal 2006
	Contract Rights		Total Contract Rights Held			Representative
Executive Officers	Granted	Stated Value	Granted	Vested	Stated Value	Payout (1)

James J. Horvath	161.42	$306,698	853.10	589.44	$1,620,892	$118,222
Thomas S. Astrup	34.87	$66,253	169.95	113.95	$322,909	$22,564
David A. Berg	39.71	$75,449	219.80	154.84	$417,622	$31,654
Brian F. Ingulsrud	29.86	$56,734	57.54	14.75	$109,316	$1,404
Joseph J. Talley	40.19	$76,361	120.65	55.10	$229,236	$32,234

(1)                                  The amount shown represents the value of vested contract rights exercised during fiscal 2006 and a representative amount, determined for the last fiscal year, with respect to “profit per acre payments”, which are non-stock price based payments.  The profit per acre payments are determined by subtracting from the Company’s gross beet payment per acre the average cost of production per acre incurred by the Company’s members and multiplying the result by the number of vested contract rights held by the executive.  Based on that formula, the Company must provide a beet payment per acre to its members equal to the average cost of production for an acre of sugarbeets in order for executives holding contract rights to obtain any payment of profit per acre payments.  Given the method of determining the profit per acre payments, there is no maximum payment amount.

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

American Crystal Sugar Company

2006 Calculation

Plan A Qualified and Non-Qualified Supplemental Benefits

	Years of Service
Remuneration	15	20	25	30	35

$125,000	$23,175	$30,900	$38,625	$46,350	$46,350
$150,000	$28,425	$37,900	$47,375	$56,850	$56,850
$175,000	$33,675	$44,900	$56,125	$67,350	$67,350
$200,000	$38,925	$51,900	$64,875	$77,850	$77,850
$225,000	$44,175	$58,900	$73,625	$88,350	$88,350
$250,000	$49,425	$65,900	$82,375	$98,850	$98,850
$300,000	$59,925	$79,900	$99,875	$119,850	$119,850
$400,000	$80,925	$107,900	$134,875	$161,850	$161,850
$450,000	$91,425	$121,900	$152,375	$182,850	$182,850
$500,000	$101,925	$135,900	$169,875	$203,850	$203,850
$600,000	$122,925	$163,900	$204,875	$245,850	$245,850
$700,000	$143,925	$191,900	$239,875	$287,850	$287,850
$800,000	$164,925	$219,900	$274,875	$329,850	$329,850
$900,000	$185,925	$247,900	$309,875	$371,850	$371,850
$1,000,000	$206,925	$275,900	$344,875	$413,850	$413,850

The five executive officers named in the Summary Compensation Table who are currently employees of the Company, have years of service under the plan as follows: Mr. Horvath has served for 21 years; Mr. Astrup has served for 12 years; Mr. Berg has served for 19 years; Mr. Ingulsrud has served for 15 years; and Mr. Talley has served for 12 years.

The Company maintains Section 401(k) plans that permit employees to elect to set aside, on a pre-tax and after-tax basis, a portion of their gross compensation in trust to pay future retirement benefits.  The Company matches 100 percent of the nonunion and eligible union year-round participant’s pre-tax contribution up to 4 percent and 2 percent, respectively, of their gross earnings.  The total annual addition to any employee’s account in any calendar year may not exceed the lesser of (i) $40,000 or (ii) 100 percent of annual compensation less the amount of the employer match and the employee deferral.  For calendar 2006, the employee pre-income tax contribution is limited to $15,000 and an additional $5,000 of Catch-up contributions, if applicable.  Benefits under the 401(k) plans can begin to be paid to the employee upon the close of the plan year in which one of the following events has occurred: the date the employee attains age 59½, the date the employee terminates his service with the employer and the date specified in a written election made by the employee to receive benefits no later than April 1 of the year following the calendar year in which the employee retires, dies, becomes disabled, reaches age 70½ or is terminated.

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

Item 14.                                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2006 and 2005 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2006	2005
Audit Fees	$125	$121
Audit-Related Fees	23	32
Tax Fees	31	35
All Other Fees	—	—
Total	$179	$188

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2006 and fiscal 2005.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2006 and fiscal 2005.  These services included Benefit Plan audits.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2006 and fiscal 2005.  These services include tax return preparation, tax planning and tax research.

All Other Fees.  The All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies.  There were no other fees paid to Eide Bailly LLP for fiscal 2006 or fiscal 2005.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  The Audit Committee approved all of the services and the fees billed for such services to the Company that are included above.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2006 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART IV

Item 15.                                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.             Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended August 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of August 31, 2006 and 2005

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended August 31, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements

2.             Financial Statement Schedules

None

3.                                       The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)           Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2006.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ JAMES J. HORVATH
President and Chief Executive Officer

Dated: November 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. HORVATH	President and Chief Executive Officer	November 29, 2006
(Principal Executive Officer)
/s/ JOSEPH J. TALLEY	Vice President-Finance and Chief Financial	November 29, 2006
Officer (Principal Financial Officer)
/s/ MARK P. KALVODA	Corporate Controller	November 29, 2006
(Principal Accounting Officer)
/s/ MICHAEL A. ASTRUP	Director	November 29, 2006

/s/ WILLIAM BALDWIN	Director	November 29, 2006

/s/ RICHARD BORGEN	Director	November 29, 2006

/s/ JOHN BRAINARD	Director	November 29, 2006

/s/ BRIAN R. ERICKSON	Director	November 29, 2006

/s/ ROBERT M. GREEN	Director	November 29, 2006

/s/ JOHN F. GUDAJTES	Director	November 29, 2006

/s/ CURTIS E. HAUGEN	Director	November 29, 2006

/s/ LONN M. KIEL	Director	November 29, 2006

/s/ DAVID J. KRAGNES	Director	November 29, 2006

/s/ FRANCIS L. KRITZBERGER	Director	November 29, 2006

/s/ JEFF D. MCINNES	Director	November 29, 2006

/s/ RONALD E. REITMEIER	Director	November 29, 2006

/s/ JIM A. ROSS	Director	November 29, 2006

/s/ NEIL C. WIDNER	Director	November 29, 2006

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2006, 2005, and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we do not express such an opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended August 31, 2006, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Sioux Falls, South Dakota
October 11, 2006

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2006	2005	2004
Net Revenue	$1,005,716	$965,474	$1,033,088

Cost of Sales	328,767	364,687	337,988

Gross Proceeds	676,949	600,787	695,100

Selling, General and Administrative Expenses	211,188	203,663	200,314

Operating Proceeds	465,761	397,124	494,786

Other Income (Expense):
Interest Income	397	529	169
Interest Expense, Net	(19,096)	(19,170)	(20,149)
Other, Net	4,283	201	2,097

Total Other Expense	(14,416)	(18,440)	(17,883)

Proceeds Before Minority Interest and Income Tax Expense	451,345	378,684	476,903

Minority Interest	(4,567)	(4,169)	(3,593)

Income Tax Expense	(1,687)	(1,255)	(188)

Net Proceeds Resulting from Member and Non-Member Business	$445,091	$373,260	$473,122

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$2,246	$2,475	$4,240
Unit Retains Declared to Members	26,417	18,840	29,991
Net Credit to Members’ Investments	28,663	21,315	34,231
Payments to Members for Sugarbeets, Net of Unit Retains Declared	416,428	351,945	438,891
Total	$445,091	$373,260	$473,122

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2006	2005
Current Assets:
Cash and Cash Equivalents	$345	$337
Receivables:
Trade	78,242	39,752
Members	3,383	3,683
Other	4,036	3,490
Advances to Related Parties	4,737	15,108
Inventories	174,761	122,627
Prepaid Expenses	4,390	5,582

Total Current Assets	269,894	190,579

Property and Equipment:
Land	55,808	53,728
Buildings	102,986	96,816
Equipment	799,175	767,698
Construction in Progress	11,754	14,345
Less Accumulated Depreciation	(637,583)	(602,727)

Net Property and Equipment	332,140	329,860

Net Property and Equipment Held for Lease	140,041	150,892

Other Assets:
Investments in CoBank, ACB	13,138	16,716
Investments in Marketing Cooperatives	5,638	6,060
Investments in Crystech, LLC	15,399	15,376
Prepaid Pension Expense	45,425	43,789
Other Assets	18,322	20,752

Total Other Assets	97,922	102,693

Total Assets	$839,997	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

Liabilities and Members’ Investments

	2006	2005
Current Liabilities:
Short-Term Debt	$5,300	$30,685
Current Maturities of Long-Term Debt	20,962	20,947
Accounts Payable	27,120	27,165
Advances Due to Related Parties	7,033	8,031
Other Current Liabilities	27,617	22,803
Amounts Due Growers	123,648	33,434

Total Current Liabilities	211,680	143,065

Long-Term Debt, Net of Current Maturities	200,037	216,842

Accrued Employee Benefits	40,987	37,990

Other Liabilities	7,938	8,897

Total Liabilities	460,642	406,794

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	56,099	51,532

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	29	29
Additional Paid-In Capital	152,261	152,261
Unit Retains	153,961	148,972
Equity Retention	2,694	2,703
Accumulated Other Comprehensive Income (Loss)	(500)	(832)
Retained Earnings (Accumulated Deficit)	(23,464)	(25,710)

Total Members’ Investments	323,256	315,698

Total Liabilities and Members’ Investments	$839,997	$774,024

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

						Accumulated	Retained
			Additional			Other	Earnings		Annual
	Preferred	Common	Paid-In	Unit	Equity	Comprehensive	(Accumulated		Comprehensive
	Stock	Stock	Capital	Retains	Retention	Income (Loss)	Deficit)	Total	Income (Loss)
Balance, August 31, 2003	$38,275	$30	$148,238	$125,409	$2,719	$(11,900)	$(32,425)	$270,346
Non-Member Business Income	—	—	—	—	—	—	4,240	4,240	$4,240
Pension Liability Adjustment	—	—	—	—	—	11,524	—	11,524	11,524
Unit Retains Withheld from Members	—	—	—	29,991	—	—	—	29,991	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(16,686)	(11)	—	—	(16,697)	—
Stock Issued, Net	—	(1)	4,023	—	—	—	—	4,022	—

Balance, August 31, 2004	38,275	29	152,261	138,714	2,708	(376)	(28,185)	303,426	$15,764
Non-Member Business Income	—	—	—	—	—	—	2,475	2,475	$2,475
Pension Liability Adjustment	—	—	—	—	—	(456)	—	(456)	(456)
Unit Retains Withheld from Members	—	—	—	18,840	—	—	—	18,840	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(8,582)	(5)	—	—	(8,587)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2005	38,275	29	152,261	148,972	2,703	(832)	(25,710)	315,698	$2,019
Non-Member Business Income	—	—	—	—	—	—	2,246	2,246	$2,246
Pension Liability Adjustment	—	—	—	—	—	332	—	332	332
Unit Retains Withheld from Members	—	—	—	26,417	—	—	—	26,417	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(21,428)	(9)	—	—	(21,437)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2006	$38,275	$29	$152,261	$153,961	$2,694	$(500)	$(23,464)	$323,256	$2,578

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2006	2005	2004
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$445,091	$373,260	$473,122
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(416,428)	(351,945)	(438,891)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	56,753	59,558	56,835
Income from Equity Method Investees	(537)	(1,402)	(286)
Loss on the Disposition of Property and Equipment	835	2,386	749
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(218)	(447)	(542)
Gain on the Disposition of Assets Held for Sale	—	—	(1,341)
Deferred Gain Recognition	(197)	(197)	(197)
Minority Interest in ProGold Limited Liability Company	4,567	4,169	3,593
Changes in Assets and Liabilities:
Receivables	(38,736)	40,970	(16,118)
Inventories	(52,134)	6,665	1,965
Prepaid Expenses	1,192	(736)	2,216
Long-Term Prepaid Pension Expense	(1,636)	(13,855)	(11,196)
Advances To/Due to Related Parties	9,373	(1,433)	(4,682)
Accounts Payable	(45)	102	3,994
Other Liabilities	7,183	4,530	3,045
Amounts Due Growers	90,214	(37,053)	11,591
Net Cash Provided By Operating Activities	105,277	84,572	83,857

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(46,154)	(43,758)	(30,045)
Purchases of Property and Equipment Held for Lease	(382)	(1,332)	(1,119)
Proceeds from the Sale of Property and Equipment	248	109	68
Proceeds from the Disposition of Assets Held for Sale	—	—	1,655
Equity Distribution from Crystech, LLC	1,044	1,044	1,044
Equity Distribution from CoBank, ACB	3,796	2,800	3,158
Investments in Marketing Cooperatives	62	(1,067)	1,068
Acquisition by Crab Creek Sugar Company	—	—	(5,763)
Changes in Other Assets	(271)	(885)	5,053
Net Cash (Used In) Investing Activities	(41,657)	(43,089)	(24,881)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	(25,385)	486	(19,790)
Proceeds from Issuance of Long-Term Debt	24,674	5,203	—
Long-Term Debt Repayment	(41,464)	(38,432)	(27,186)
Proceeds from Issuance of Stock	—	—	4,022
Payment of Unit Retains and Equity Retention	(21,437)	(8,587)	(16,697)
Net Cash (Used In) Financing Activities	(63,612)	(41,330)	(59,651)
Increase (Decrease) In Cash and Cash Equivalents	8	153	(675)
Cash and Cash Equivalents, Beginning of Year	337	184	859

Cash and Cash Equivalents, End of Year	$345	$337	$184

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

Net Property and Equipment

Property and equipment are recorded at cost.  Indirect costs and construction period interest are capitalized as a component of the cost of qualified assets.  Property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 4 to 33 years.

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

Income Taxes

The Company is a non-exempt cooperative for federal income tax purposes.  As such, the Company is subject to corporate income taxes on its net income from non-member sources.  The provision for income taxes relates to the results of operations from non-member business, state income taxes and certain other permanent differences between financial and income tax reporting. The Company also has various temporary differences between financial and income tax reporting, most notable of which is depreciation.

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

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations. Shipping and handling costs were $130.6 million, $127.4 million and $129.1 million for the years ended August 31, 2006, 2005 and 2004, respectively.

Deferred Costs and Product Values

All costs incurred prior to the beginning of the Company’s fiscal year that relate to receiving and processing the subsequent year’s sugarbeet crop are deferred.  Similarly, the net realizable values of products produced prior to the beginning of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred.  The net result of these deferred costs and product values as of August 31, 2006 of $2.9 million has been recorded in the Company’s balance sheet in “Other Current Liabilities.”  There were no deferred costs or deferred product values as of August 31, 2005 or 2004.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has recently issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement becomes effective for the Company in the first quarter of fiscal 2009.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The Financial Accounting Standards Board has also recently issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement will require the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This requirement becomes effective for the Company as of August 31, 2007.  This Statement will also require the Company to measure the funded status of a plan as of the date of its year-end statement of financial position.  This requirement becomes effective for the Company as of August 31, 2009.  The Company expects that the adoption of this statement will have a material impact on Prepaid Pension Expense and Accumulated Other Comprehensive Income/Loss on the Company’s Consolidated Balance Sheet.

The Financial Accounting Standards Board has also recently issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This interpretation becomes effective for the Company in the first quarter of fiscal 2008.  The Company does not expect that the adoption of this interpretation will have a material effect on the Company’s financial statements.

(2) RECEIVABLES:

There were two customers attributable to the Company that accounted for 13 percent and 16 percent, respectively, of the Company’s total receivables as of August 31, 2006.  There was no single customer attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2005 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2006, 2005 or 2004.

(3) INVENTORIES:

The major components of inventories as of August 31, 2006 and 2005 are as follows:

(In Thousands)	2006	2005
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$134,211	$96,647
Unprocessed Sugarbeets	8,721	—
Maintenance Parts and Supplies	31,829	25,980
Total Inventories	$174,761	$122,627

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.1 million, $1.0 million and $1.1 million in 2006, 2005 and 2004, respectively.  Construction period interest capitalized was $ .8 million, $ .6 million and $ .3 million in 2006, 2005 and 2004, respectively. Depreciation expense was $42.9 million, $41.9 million and $41.6 million in 2006, 2005 and 2004, respectively. The Company had outstanding commitments totaling $12.4 million as of August 31, 2006, for equipment and construction contracts related to various capital projects.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2007.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. The components of Net Property and Equipment Held for Lease as of August 31, 2006 and 2005 are shown below:

(In Thousands)	2006	2005
Land and Land Improvements	$7,937	$7,905
Buildings	41,193	41,055
Equipment	200,485	200,151
Construction in Progress	160	503
Less Accumulated Depreciation	(109,734)	(98,722)

Net Property and Equipment Held for Lease	$140,041	$150,892

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2007	$23,452
2008	8,093

Total	$31,545

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 65 percent ownership interest and a 33 1/3 percent voting interest in United.  The investment is accounted for using the equity method.  All sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $4.3 million and $14.6 million as of August 31, 2006 and 2005, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.2 million, $1.1 million and $1.0 million for services provided during 2006, 2005 and 2004, respectively.

The Company has a 53 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances from Midwest of $2.7 million and $4.1 million as of August 31, 2006 and 2005, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $121,000, $95,000 and $71,000 for services provided during 2006, 2005 and 2004, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2006, Midwest had outstanding short-term debt with CoBank, ACB of $3.6 million, of which $2.1 million was guaranteed by the Company.

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

On a cumulative basis, the Company receives an annual allocation of Crystech’s net income equal to 7.5 percent of the initial value of the Preferred Equity contribution by the Company or approximately $1.0 million.  The Company had outstanding payables to Crystech of approximately $4.3 million and $3.9 million as of August 31, 2006 and 2005, respectively, related to the tolling services agreement.  Following is summary financial information for Crystech:

As of August 31, (In Thousands)	2006	2005
Current Assets	$4,348	$3,933
Long-Term Assets	18,665	31,267
Total Assets	$23,013	$35,200

Current Liabilities	$6,143	$9,216
Long-Term Liabilities	—	9,214
Total Liabilities	6,143	18,430
Members’ Equity	16,870	16,770
Total Liabilities and Members’ Equity	$23,013	$35,200

For the Years Ended August 31, (In Thousands)	2006	2005	2004
Revenue	$20,582	$21,186	$21,261
Operating Expenses	18,006	17,727	16,911
Other Expenses	1,432	2,315	3,206
Net Income	$1,144	$1,144	$1,144

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2006 and 2005 is summarized below:

(In Thousands)	2006	2005
Term Loans from CoBank, ACB, due in varying amounts through 2011, interest at fixed rates of 5.35% to 8.57%, with senior lien on substantially all non-current assets	$116,276	$128,793
Term Loans from Insurance Companies, due in varying amounts from 2010 through 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	60,000	62,857
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2020 interest at fixed rates of 5.0% to 5.40% and varying rates of 3.40% to 3.51% as of August 31, 2006, substantially secured by letters of credit	42,323	42,939
Term Loan from the Bank of North Dakota, due in equal amounts through 2009, interest at a fixed rate of 3.30%, unsecured	2,400	3,200
Total Long-Term Debt	220,999	237,789
Less Current Maturities	(20,962)	(20,947)
Long-Term Debt, Net of Current Maturities	$200,037	$216,842

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2007	$20,962
2008	$52,960
2009	$20,992
2010	$18,789
2011	$34,668

The Company has a long-term debt line of credit with CoBank, ACB of $236.4 million, of which $116.3 million in loans and $52.1 million in long-term letters of credit were outstanding as of August 31, 2006.  The unused long-term line of credit as of August 31, 2006 was $68.0 million.

The short-term debt outstanding as of August 31, 2006 and 2005 is summarized below:

(In Thousands)	2006	2005
Commercial Paper, at a fixed interest rate of 5.47%, due 9/1/06	$5,300	$30,685

During the year ended August 31, 2006, the Company borrowed from CoBank, ACB, and issued commercial paper to meet its short-term borrowing requirements.  As of August 31, 2006, the Company had available short-term lines of credit totaling $301.0 million, of which $5.3 million in commercial paper and $5.8 million in short-term letters of credit were outstanding.  The unused short-term line of credit as of August 31, 2006 was $289.9 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2006 and 2005, follow:

(In Thousands, Except Interest Rates)	2006	2005
Maximum Borrowings	$216,055	$197,077
Average Borrowing Levels	$118,553	$112,560
Average Interest Rates	5.16%	3.18%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2006, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $19.6 million, $20.0 million and $21.1 million for the years ended August 31, 2006, 2005 and 2004, respectively.

(9) OPERATING LEASES:

The Company is party to operating leases for such items as rail cars, product storage tanks, computer hardware and vehicles.  Cargill, Incorporated has assumed responsibility for the payments on a rail car lease for the duration of the operating lease with ProGold, described in Note 1.  After the lease with Cargill, Incorporated expires, responsibility for the rail car lease payments reverts back to ProGold.  Operating lease expense was $ 1.6 million, $ 1.4 million and $ 1.4 million for years ended August 31, 2006, 2005 and 2004, respectively.  Future minimum payments under these obligations are as follows:

Fiscal year ending August 31, (In Thousands)
2007	$2,101
2008	4,281
2009	5,717
2010	5,684
2011	5,677
Thereafter	35,015

Total	$58,475

(10) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2006, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has non-qualified supplemental executive retirement plans for certain employees.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, May 31, 2006:

Percentage of Pension Plan Assets by Asset Class as of May 31, 2006

Asset Class	Target Range	Actual Allocation
Large U.S. Stocks	20.0%-40.0%	29.5%
Small U.S. Stocks	17.5%-27.5%	25.6%
Non-U.S. Stocks	17.5%-27.5%	24.2%
U.S. Bonds	15.0%-35.0%	20.5%
Cash	0.0%-5.0%	0.2%

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

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2035.  The reinvestment rate for benefit cash flow occurring after 2035 was discounted back to the year 2035 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2035 and consistently applied as any other benefit cash flow during the bond matching process.

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

	Expected Benefit Payments
(In Thousands)	Pension	Post-Retirement
2007	$4,576	$680
2008	8,172	884
2009	5,239	1,055
2010	5,676	1,315
2011	6,192	1,614
2012-2016	40,431	12,243
Total	$70,286	$17,791

The Company expects to contribute approximately $4.0 million to the pension plans and $680,000 to the post-retirement plans during the next fiscal year.

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

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2006, 2005 and 2004:

Components of Net Periodic Pension Cost

(In Thousands)	2006	2005	2004
Service Cost	$4,222	$3,383	$2,772
Interest Cost	7,185	7,075	6,017
Expected Return on Plan Assets	(9,856)	(8,062)	(5,960)
Multiple Employer Adjustment	(69)	(348)	(342)
Amortization of Net Transition Assets	—	(21)	(124)
Amortization of Prior Service Costs	1,126	1,428	544
Amortization of Net Loss	2,992	2,197	1,999
Net Periodic Pension Cost	$5,600	$5,652	$4,906

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2006	2005	2004
Service Cost	$1,411	$1,099	$1,223
Interest Cost	2,088	2,172	1,924
Amortization of Net Loss	387	287	498
Net Periodic Post-Retirement Cost	$3,886	$3,558	$3,645

For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2007.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007.  The rate is assumed to decline to 6.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$643	$(513)
Effect on the accumulated post-retirement benefit obligation	$3,978	$(3,357)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2006 and 2005 and a statement of the funded status and amounts recognized in the Balance Sheets as of August 31, 2006 and 2005:

	Pension		Post-Retirement
(In Thousands)	2006	2005	2006	2005
Change in Benefit Obligation
Obligation at the Beginning of the Year	$130,647	$96,936	$37,660	$32,152
Service Cost	4,222	3,383	1,411	1,099
Interest Cost	7,185	7,075	2,088	2,172
Plan Amendments	—	8,164	—	—
Plan Participant Contributions	—	—	508	626
Medicare Part D Subsidy	—	—	34	—
Actuarial (Gain) Loss	(15,454)	19,196	(10,821)	2,997
Benefits Paid	(4,187)	(4,107)	(1,450)	(1,386)
Obligation at the End of the Year	$122,413	$130,647	$29,430	$37,660

Change in Plan Assets
Fair Value at the Beginning of the Year	$121,553	$98,107	$—	$—
Actual Return on Plan Assets	15,939	8,730	—	—
Plan Participant Contributions	—	—	508	626
Medicare Part D Subsidy	—	—	34	—
Employer Contributions	5,292	18,823	908	760
Benefits Paid	(4,187)	(4,107)	(1,450)	(1,386)
Fair Value at the End of the Year	$138,597	$121,553	$—	$—

Funded Status
Funded Status as of August 31,	$16,184	$(9,094)	$(29,430)	$(37,660)
Unrecognized Actuarial (Gain) Loss	18,289	42,812	(1,818)	9,390
Unrecognized Prior Service Cost	8,178	9,304	—	—
Adjustment for Multiple Employer Plan	—	(6)	—	—
Net Amount Recognized	$42,651	$43,016	$(31,248)	$(28,270)

Amounts Recognized in the Balance Sheets
Prepaid Pension Cost	$48,773	$48,262	$—	$—
Accrued Benefit Liability	(6,622)	(6,078)	(31,248)	(28,270)
Accumulated Other Comprehensive Loss	500	832	—	—
Net Amount Recognized	$42,651	$43,016	$(31,248)	$(28,270)

Change in Additional Minimum Liability (for the current year)

(In Thousands)	2006
Other Comprehensive Loss	$(332)
Accrued Pension Liability Decrease	$332

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2006	2005	2006	2005
Discount Rate	6.62%	5.61%	6.62%	5.61%
Expected Return on Plan Assets	8.25%	8.25%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

1999 Long-Term Incentive Plan

During 2005, the granting of additional contract rights under the 1999 Long-Term Incentive Plan (1999 Plan) was discontinued with the adoption of the 2005 Long-Term Incentive Plan (2005 Plan).  All vested contract rights as of December 31, 2004, remained in the 1999 Plan while all unvested contract rights were transferred to the 2005 Plan. The value of the contract rights remaining in the 1999 Plan is related to the value of preferred shares of the Company as determined by the Board of Directors.  As of August 31, 2006, there were 455.07 vested contract rights remaining in the 1999 Plan.  At August 31, 2006, the Board of Directors increased the value of these contract rights from $1,800 to $1,900 per contract right.

2005 Long-Term Incentive Plan

The 2005 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is related to the value of preferred shares of the Company as determined by the Board of Directors.  During 2006, 12.63 vested contract rights were exercised at a stated value of $1,800 per contract right.  In 2006, 306.05 contract rights were granted at a stated value of $1,900 per contract right.  At August 31, 2006, the Board of Directors increased the value of the 659.92 contract rights previously granted from $1,800 to $1,900 per contract right.  As of August 31, 2006, there were 965.97 contract rights issued and outstanding at a stated value of $1,900 per contract right, of which 473.01 were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent, respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.8 million, $1.7 million and $1.6 million for the years ended August 31, 2006, 2005 and 2004, respectively.

(11) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2006, 2005 and 2004:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2006	$76.77	600,000	498,570
August 31, 2005	$76.77	600,000	498,570
August 31, 2004	$76.77	600,000	498,570

Common Stock:
August 31, 2006	$10.00	4,000	2,874
August 31, 2005	$10.00	4,000	2,904
August 31, 2004	$10.00	4,000	2,873

(12) SEGMENT REPORTING:

The Company has identified two reportable segments: Sugar and Leasing.  The sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The leasing segment is engaged in the leasing of a corn wet milling plant used in the production of high-fructose corn syrup.  The segments are managed separately.  There are no inter-segment sales.  The leasing segment has a major customer that accounts for all of that segment’s revenue.

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2006
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$980,615	$25,101	$1,005,716
Gross Proceeds	$663,909	$13,040	$676,949
Depreciation and Amortization	$45,637	$11,116	$56,753
Interest Income	$357	$40	$397
Interest Expense	$15,565	$3,531	$19,096
Income from Equity Method Investees	$537	$—	$537
Other Income/(Expense), Net	$3,216	$(115)	$3,101
Net Proceeds	$440,337	$4,754	$445,091

Capital Expenditures	$46,154	$382	$46,536

	For the Year Ended August 31, 2005
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$939,424	$26,050	$965,474
Gross Proceeds	$586,754	$14,033	$600,787
Depreciation and Amortization	$48,486	$11,072	$59,558
Interest Income	$512	$17	$529
Interest Expense	$13,982	$5,188	$19,170
Income from Equity Method Investees	$1,402	$—	$1,402
Other Income/(Expense), Net	$(863)	$(11)	$(874)
Net Proceeds	$368,920	$4,340	$373,260

Capital Expenditures	$43,758	$1,332	$45,090

	For the Year Ended August 31, 2004
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,007,251	$25,837	$1,033,088
Gross Proceeds	$681,234	$13,866	$695,100
Depreciation and Amortization	$45,809	$11,026	$56,835
Interest Income	$163	$6	$169
Interest Expense	$13,822	$6,327	$20,149
Income from Equity Method Investees	$286	$—	$286
Other Income/(Expense), Net	$1,104	$(109)	$995
Net Proceeds	$469,383	$3,739	$473,122

Capital Expenditures	$30,045	$1,119	$31,164

	As of August 31, 2006
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$332,140	$—	$332,140
Assets Held for Lease, Net	$—	$140,041	$140,041
Segment Assets	$690,638	$149,359	$839,997

	As of August 31, 2005
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$329,859	$1	$329,860
Assets Held for Lease, Net	$—	$150,892	$150,892
Segment Assets	$611,964	$162,060	$774,024

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Long-Term Debt - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $229.0 million in comparison to the carrying value of $221.0 million.

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

(14) INCOME TAXES:

Total income tax payments were $290,000; $336,000; and $70,000 for the years ended August 31, 2006, 2005 and 2004, respectively.

As of August 31, 2006, the Company had accumulated approximately $24.5 million of net operating loss carry-forwards for income tax reporting purposes.  The net operating loss carry-forwards expire in the years 2012 through 2023.  The Company’s net deferred tax liability included in Other Liabilities on the Company’s Balance Sheets as of August 31, 2006 and 2005 is reflected below:

(In Thousands)	2006	2005
Deferred Tax Assets related to non-patronage source temporary differences	$15,000	$14,600
Deferred Tax Liability related to non-patronage source temporary differences	19,200	17,800

Net Deferred Tax Liability	$4,200	$3,200

Income tax expense for the years ended August 31, 2006, 2005 and 2004 is as follows:

(In Thousands)	2006	2005	2004
Current Income Taxes	$687	$355	$88
Deferred Income Taxes	1,000	900	100

Total Income Tax Expense	$1,687	$1,255	$188

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2006, 2005 and 2004 is shown below:

	2006	2005	2004
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(40.7)%	(40.5)%	(41.2)%
Other, net	—	(0.2)%	0.3%
Effective tax rate	0.3%	0.3%	0.1%

(15) ENVIRONMENTAL MATTERS:

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

The Company’s East Grand Forks, Minnesota factory has recently experienced hydrogen sulfide emissions from its water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to this occurrence, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s fiscal 2007 budget includes capital expenditures of approximately $4.0 million at the East Grand Forks factory to address this situation. The amount and timing of any additional capital expenditures that may be required is not currently known.

In addition to the amount discussed above for the East Grand Forks factory, the Company’s fiscal 2007 budget also includes capital expenditures of approximately $1.0 million for environmentally related projects at the Company’s other factory locations.

(16) LEGAL MATTERS:

As of the date of this report, four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA.  While the Company was not a party to any of these administrative proceedings, it was, solely or in coordination with other sugar processors, an intervenor in those administrative proceedings.  As of the date of this report, each of the proceedings has completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations.  Any decision made by the chief judicial officer of the USDA can be further appealed in federal court.  An appeal of one of the decisions was subsequently filed by another company.  If the decision by the chief judicial officer of the USDA in this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2006

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Pledge Agreement between Registrant and First Union Trust Company, NA	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.4	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.5	Tolling Services Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.6	Operations and Maintenance Agreement between Crystech, LLC and Registrant	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.7	Limited Liability Company Agreement of Crystech, LLC	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.9	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.10	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.11	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.12	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

++10.13	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

++10.14	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.15	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.16	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.17	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.18	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.19	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.21	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005

++10.22	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005

++10.23	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.24	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

++           A management contract or compensatory plan required to be filed with this report.