Form 10-Q
period 2006-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2007-01-16
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period November 30, 2006

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

`

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).   YES  ☐       NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 5, 2007
$10 Par Value	2,875

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company
Consolidated Balance Sheets
(Unaudited)
(In Thousands)

Assets

	November 30		August 31
	2006	2005	2006*
Current Assets:
Cash and Cash Equivalents	$236	$1,075	$345
Receivables:
Trade	65,751	45,079	78,242
Members	2,901	1,971	3,383
Other	3,272	3,338	4,036
Advances to Related Parties	80	2,287	4,737
Inventories	623,694	460,589	174,761
Prepaid Expenses	5,596	6,842	4,390

Total Current Assets	701,530	521,181	269,894

Property and Equipment:
Land and Land Improvements	55,959	53,467	55,808
Buildings	103,215	98,815	102,986
Equipment	802,837	773,407	799,175
Construction in Progress	19,011	12,924	11,754
Less Accumulated Depreciation	(650,450)	(616,508)	(637,583)

Net Property and Equipment	330,572	322,105	332,140

Net Property and Equipment Held for Lease	137,267	148,352	140,041

Other Assets:
Investments in CoBank, ACB	13,138	15,828	13,138
Investments in Marketing Cooperatives	5,702	6,119	5,638
Investments in Crystech, LLC	15,665	15,642	15,399
Prepaid Pension Expense	43,683	42,670	45,425
Other Assets	18,312	20,250	18,322
	96,500	100,509	97,922
Total Other AssetsTotal Assets	$1,265,869	$1,092,147	$839,997

*                    Derived from audited financial statements

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company
Consolidated Balance Sheets
(Unaudited)
(In Thousands)

Liabilities and Members’ Investments

	November 30		August 31
	2006	2005	2006*
Current Liabilities:
Short-Term Debt	$276,531	$169,567	$5,300
Current Maturities of Long-Term Debt	20,962	20,947	20,962
Accounts Payable	22,872	26,835	27,120
Advances Due to Related Parties	14,581	9,799	7,033
Accrued Continuing Costs	40,283	36,488	—
Other Current Liabilities	25,059	26,097	27,617
Amounts Due Growers	250,408	173,738	123,648

Total Current Liabilities	650,696	211,680	463,471

Long-Term Debt, Net of Current Maturities	184,273	212,081	200,037

Accrued Employee Benefits	40,989	39,189	40,987

Other Liabilities	8,239	8,759	7,938

Total Liabilities	884,197	723,500	460,642

Commitments and Contingencies

Minority Interest in ProGold Limited Liability	57,318	52,616	56,099

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	153,961	148,907	153,961
Equity Retention	2,694	2,702	2,694
Accumulated Other Comprehensive Income (Loss)	(432)	(832)	(500)
Retained Earnings (Accumulated Deficit)	(22,434)	(25,311)	(23,464)

Total Members’ Investments	324,354	316,031	323,256

Total Liabilities and Members’ Investments	$1,265,869	$1,092,147	$839,997

*                    Derived from audited financial statements

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company
Consolidated Statements of Operations
For the Three Months Ended November 30
(Unaudited)
(In Thousands)

	2006	2005
Net Revenue	$258,246	$231,271

Cost of Sales	(35,166)	13,892

Gross Proceeds	293,412	217,379

Selling, General and Administrative Expenses	49,923	49,984
Accrued Continuing Costs	40,283	36,488

Operating Proceeds	203,206	130,907

Other Income (Expense):
Interest Income	476	144
Interest Expense, Net	(3,437)	(3,930)
Other, Net	400	928

Total Other (Expense)	(2,561)	(2,858)

Proceeds Before Minority Interest and Income Tax Expense	200,645	128,049

Minority Interest	(1,219)	(1,084)

Income Tax Expense	(716)	(276)

Net Proceeds Resulting from Member and Non-Member Business	$198,710	$126,689

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$1,030	$399
Unit Retains Declared to Members	—	—
Net Credit to Members’ Investments	1,030	399
Payments to Members for Sugarbeets, Net of Unit Retains Declared	197,680	126,290
Total	$198,710	$126,689

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company
Consolidated Statements of Cash Flows

For the Three Months Ended November 30
(In Thousands)
(Unaudited)

	2006	2005
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$198,710	$126,689
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(197,680)	(126,290)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	17,770	17,602
Income from Equity Method Investees	(288)	(284)
(Gain)/Loss on the Disposition of Property and Equipment	78	(6)
Deferred Gain Recognition	(49)	(49)
Minority Interest in ProGold Limited Liability Company	1,219	1,084
Changes in Assets and Liabilities:
Receivables	13,737	(3,463)
Inventories	(448,933)	(337,962)
Prepaid Expenses	(1,138)	(1,260)
Long-Term Prepaid Pension Expense	1,742	1,118
Advances To/Due to Related Parties	12,205	14,589
Accounts Payable	(4,248)	(330)
Accrued Continuing Costs	40,283	36,488
Other Liabilities	(2,255)	4,355
Amounts Due Growers	126,760	140,304
Net Cash (Used In) OperatingActivities	(242,087)	(127,415)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(12,830)	(6,503)
Purchases of Property and Equipment Held for Lease	(3)	(238)
Proceeds from the Sale of Property and Equipment	5	125
Equity Refund from CoBank, ACB	—	888
Changes in Other Assets	(661)	(174)
Net Cash (Used In) Investing Activities	(13,489)	(5,902)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	271,231	138,882
Long-Term Debt Repayment	(15,764)	(4,761)
Payment of Unit Retains and Equity Retention	—	(66)
Net Cash Provided ByFinancingActivities	255,467	134,055
Increase (Decrease) In Cash and Cash Equivalents	(109)	738
Cash and Cash Equivalents, Beginningof Year	345	337

Cash and Cash Equivalents, End of Period	$236	$1,075

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
November 30, 2006 AND 2005
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

The operating results for the three month period ended November 30, 2006, are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2006 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2006 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

Note 2:  Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement will require the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This requirement becomes effective for the Company as of August 31, 2007.  This Statement will also require the Company to measure the funded status of a plan as of the date of its year-end statement of financial position.  This requirement becomes effective for the Company as of August 31, 2009.  The Company estimates that the adoption of this statement would have had the effect of reducing Prepaid Pension Expense and Members’ Investments on the Company’s Consolidated Balance Sheet by approximately $32.2 million as of November 30, 2006.  Due to changes during the remainder of the fiscal year in such items as: the return on plan assets; the discount rate; and contributions, the actual amount of the effect on the Company’s Balance Sheet as of August 31, 2007 will not be known until the end of the fiscal year.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	November 30 2006	November 30 2005	August 31 2006
Refined Sugar, Pulp, Molasses, OtherAgri-Products and Sugarbeet Seed	$256,219	$182,721	$134,211
Unprocessed Sugarbeets	337,732	250,614	8,721
Maintenance Parts and Supplies	29,743	27,254	31,829

Total Inventories	$623,694	$460,589	$174,761

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4:  Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $400 million and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $325 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of November 30, 2006, the Company had outstanding commercial paper of $236.5 million at an average interest rate of 4.54% and maturity dates between December 1, 2006 and February 28, 2007.  The Company also had $40.0 million of outstanding short-term debt with CoBank, ACB as of November 30, 2006, at an interest rate of 5.05% and a maturity date of December 18, 2006.  The Company had no outstanding short-term debt with the CCC as of November 30, 2006. The Company had $5.5 million of short-term letters of credit outstanding as of November 30, 2006. The unused seasonal line of credit as of November 30, 2006 was $119.0 million.

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

Note 5:  Interest Paid

Interest paid, net of amounts capitalized, was $2.2 million and $2.6 million for the three months ended November 30, 2006 and 2005, respectively.

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

Note 7:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the three months ended November, 2006 and 2005:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended
	November 30,
	2006	2005
Service Cost	$883	$1,056
Interest Cost	1,977	1,796
Expected Return on Plan Assets	(2,727)	(2,464)
Multiple Employer Adjustment	(14)	(15)
Amortization of Prior Service Costs	728	343
Amortization of Net Actuarial Loss	108	747
Net Periodic Pension Cost	$955	$1,463

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended
	November 30,
	2006	2005
Service Cost	$275	$353
Interest Cost	481	522
Amortization of Net Actuarial Loss	(5)	97
Net Periodic Post-Retirement Cost	$751	$972

For the three months ended November 30, 2006, the Company made no contributions to the pension plans.  The Company expects to make contributions of approximately $4.0 million during the remainder of the current fiscal year.  The Company has made payments for post-retirement benefits of approximately $258,000 for the three months ended November 30, 2006, and expects total payments for the current fiscal year to be approximately $1.0 million.

Note 8:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
January 5, 2007	$76.77	600,000	498,570
November 30, 2006	$76.77	600,000	498,570
August 31, 2006	$76.77	600,000	498,570
November 30, 2005	$76.77	600,000	498,570

Common Stock:
January 5, 2007	$10.00	4,000	2,875
November 30, 2006	$10.00	4,000	2,874
August 31, 2006	$10.00	4,000	2,874
November 30, 2005	$10.00	4,000	2,904

Note 9: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $32.8 million and $32.5 million for the three months ended November 30, 2006 and 2005, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2006 and 2005, is shown below:

	For the Three Months Ended November 30, 2006 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$252,063	$6,183	$258,246
Gross Proceeds	$290,243	$3,169	$293,412
Depreciation and Amortization	$14,992	$2,778	$17,770
Interest Income	$467	$9	$476
Interest Expense	$2,772	$665	$3,437
Income from Equity Method Investees	$288	$—	$288
Other Income, Net	$112	$—	$112
Net Proceeds	$197,441	$1,269	$198,710

Capital Expenditures	$12,830	$3	$12,833

	For the Three Months Ended November 30, 2005 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$224,853	$6,418	$231,271
Gross Proceeds	$213,976	$3,403	$217,379
Depreciation and Amortization	$14,823	$2,779	$17,602
Interest Income	$135	$9	$144
Interest Expense	$2,759	$1,171	$3,930
Income from Equity Method Investees	$284	$—	$284
Other Expense, Net	$644	$—	$644
Net Proceeds	$125,560	$1,129	$126,689

Capital Expenditures	$6,503	$238	$6,741

	As of November 30, 2006 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$330,572	$—	$330,572
Assets Held for Lease, Net	$—	$137,267	$137,267
Segment Assets	$1,119,417	$146,452	$1,265,869

	As of November 30, 2005 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$322,105	$—	$322,105
Assets Held for Lease, Net	$—	$148,352	$148,352
Segment Assets	$932,263	$159,884	$1,092,147

Note 11:  Environmental Matters:

The Company’s East Grand Forks, Minnesota factory has experienced hydrogen sulfide emissions from its water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to this occurrence, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s fiscal 2007 budget includes capital expenditures of approximately $4.0 million at the East Grand Forks, Minnesota factory to address this situation.  The amount and timing of any additional capital expenditures that may be required is not currently known.

Note 12:  Legal Matters:

Another sugar company has appealed to federal court a decision by the USDA relative to the determination and transfer of sugar marketing allocations made by the USDA.  While the Company is not a party to this case, it is solely an intervenor.  If the decision by the chief judicial officer of the USDA in this case is overturned, it would result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2006 and 2005

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2006 Form 10-K.

Overview

Due to the large size of the 2006 Red River Valley crop, the Company instituted an eight percent reduction in the number of acres harvested by its members, approximately 40,000 acres, in order to manage the quantity and quality of the sugarbeets available for processing during fiscal 2007.  Also due to the large size of the 2006 Red River Valley crop, the Company commenced the harvest and processing of the crop in August 2006 this year as compared to a typical start-up in September 2006. All the costs incurred prior to the beginning of the Company’s 2007 fiscal year that related to receiving and processing the 2006 sugarbeet crop were deferred in fiscal 2006 and recognized in fiscal 2007.  Similarly, the net realizable values of products produced prior to the beginning of the Company’s 2007 fiscal year that related to the 2006 sugarbeet crop were deferred in fiscal 2006 and recognized in fiscal 2007.

The harvest of the sugarbeet crop (Red River Valley crop and Sidney crop) grown during 2006 and to be processed during fiscal 2007 produced a total of 12.8 million tons of sugarbeets, or approximately 25.3 tons of sugarbeets per acre from approximately 507,000 acres.  This represents an increase in total tons harvested of approximately 33.4 percent compared to the 2005 crop.  The sugar content of the 2006 crop is 18.2 percent as compared to the 18.0 percent sugar content of the 2005 crop.  The Company expects to produce a total of approximately 36.7 million hundredweight of sugar from the 2006 crop, an increase of approximately 23.6 percent compared to the 2005 crop.

While the Company expects higher production volumes of its products this fiscal year as compared to the previous fiscal year, the average selling prices for these products are anticipated to decrease during the year due to supply and demand factors.  Net Proceeds from Member and Non-Member Business for fiscal 2007 are expected to be approximately 15 percent higher than in fiscal 2006.  This increase is primarily the result of the anticipated increase in production volumes being partially offset by lower average selling prices, higher processing costs and higher selling expenses.

Comparison of the Three Months Ended November 30, 2006 and 2005

Revenue for the three months ended November 30, 2006, was $258.2 million, an increase of $27.0 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended November 30, 2006, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	11.0%	15.1%	-3.6%
Pulp	13.1%	4.3%	8.4%
Molasses	179.2%	23.6%	125.9%
CSB	50.5%	20.1%	25.3%
Betaine	-19.6%	12.4%	-28.4%

Rental revenue on the ProGold operating lease was $6.2 million and $6.4 million for the three months ended November 30, 2006 and 2005, respectively.

Cost of sales for the three months ended November 30, 2006, exclusive of payments to members for sugarbeets, decreased $49.1 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales favorably by $53.6 million.  The costs associated with sugar purchased to meet customer needs decreased by $ .9 million due to an earlier campaign start-up this year.  The cost recognized associated with the non-member sugarbeets decreased   $ .2 million for the three months ended November 30, 2006, when compared to the same period last year.  This decrease was primarily due to a lower per ton estimated grower payment this year resulting from the lower sugar content of the 2006 Sidney crop partially offset by an increase in tons processed.  Direct processing costs for sugar and pulp increased 13.2 percent.  The increase in direct processing costs was due to a 39.1 percent increase in tons processed partially offset by increased factory slice efficiencies and favorable natural gas prices.  Fixed and committed expenses increased 8.4 percent reflecting increased maintenance, depreciation and other general cost increases.

Selling, general and administrative expenses decreased $ .1 million for the three months ended November 30, 2006, as compared to the same period last year.  Selling expenses decreased $ .3 million due to less sugar sold partially offset by an increase in freight, warehousing and packaging costs.  General and Administrative expenses increased $ .2 million due to general cost increases.

Interest expense decreased $ .5 million for the three months ended November 30, 2006 as compared to the same period last year. This reflects a decreased average borrowing level for long-term debt partially offset by higher average interest rates for long-term and short-term debt and a higher average borrowing level for short-term debt.

Non-member business activities resulted in a gain of $1.0 million for the three months ended November 30, 2006, as compared to a gain of $ .4 million for the same period last year.  The gain in both years was due primarily to activities related to Sidney Sugars.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under an agreement reached between the two countries on July 27, 2006, Mexico is eligible to ship, tariff-free, 250,000 metric tons of raw sugar to the United States in fiscal year 2007 and up to an additional 250,000 metric tons in the first quarter of fiscal year 2008.  Reciprocal quantities of high fructose corn syrup may be shipped from the United States to Mexico during the respective time periods.  Under the NAFTA, tariffs on over-quota imports of sugar from Mexico are set to expire by January 1, 2008.  For 2007, the over-quota tariff for raw cane sugar stands at 1.51 cents per pound.  Depending on market conditions in Mexico and the United States, over-quota imports of Mexican sugar beyond the tariff-free amounts could be feasible in 2007 and beyond.  Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market.  The Company does not know the extent to which Mexico will fulfill its tariff-free or over-quota export opportunities.

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

Portions of these agreements have been completed.  Within the Andean Free Trade Agreement, the U.S.-Peru Free Trade Agreement was signed on April 12, 2006.  The U.S.-Colombia Free Trade Agreement is also nearing completion.  The Company expects that these two trade agreements may be brought before Congress for a vote in 2007.

The Doha Round negotiations of the World Trade Organization have stalled and it is unclear at this time when they will be revived.  If the negotiations begin again, the outcome of any negotiated arrangement could have adverse consequences for the Company.

The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to attempt to manage the situation.  The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

The impact of the various trade agreements on the Company cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented.  It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings.  Although the magnitude of the impact cannot be determined at this time, the Company estimates that for every 500,000 tons of sugar entering the U.S. market and therefore reducing the overall allotment quantity (and assuming no other variables change), the Company may need to reduce planted acres by approximately 40,000, which would negatively impact shareholder profits.

Environmental

The Company’s East Grand Forks, Minnesota factory has experienced hydrogen sulfide emissions from its water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to this occurrence, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s fiscal 2007 budget includes capital expenditures of approximately $4.0 million at the East Grand Forks, Minnesota factory to address this situation.  The amount and timing of any additional capital expenditures that may be required is not currently known.

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

The Company has long-term debt availability with CoBank, ACB of $231.3 million, of which $101.2 million in loans and $53.3 million in long-term letters of credit were outstanding as of November 30, 2006.  The unused long-term line of credit as of November 30, 2006, was $76.8 million.  In addition, the Company has long-term debt outstanding, as of November 30, 2006, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $9.3 million from a private placement of Senior Notes that occurred in January of 2003; $42.3 million from nine separate issuances of Pollution

Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $2.4 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $400 million, against which there was $40.0 million outstanding as of November 30, 2006 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of November 30, 2006.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $236.5 million was outstanding as of November 30, 2006.  The Company had $5.5 million of short-term letters of credit outstanding as of November 30, 2006.  The unused short-term line of credit as of November 30, 2006, was $119.0 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding purchase commitments totaling $16.5 million as of November 30, 2006, for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2006, to November 30, 2006, were primarily due to normal business seasonality.  The first three months of the Company’s fiscal year includes: the completion of the sugarbeet harvest, start of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory.  The Company accounts for its investment using the equity method.  As of November 30, 2006, Crystech had outstanding debt of $6.1 million.

The net cash used by operations was $242.1 million for the three months ended November 30, 2006, as compared to $127.4 million for the same period last year.  This increase of $114.7 million was primarily due to changes in inventories of $111.0 million and changes in the amounts due growers of $13.5 million partially offset by the changes in receivables of $17.2 million.  The change in inventories was due primarily to an increase in the quantity of product inventories this year due to an earlier campaign start up in the Red River Valley and the increased quantity of unprocessed sugarbeets this year due to the large 2006 crop.

The net cash used in investing activities was $13.5 million for the three months ended November 30, 2006, as compared to $5.9 million for same period last year.  The increase of $7.6 million was primarily related to increased purchases of property and equipment.

The net cash provided by financing activities was $255.5 million for the three months ended November 30, 2006, as compared to $134.1 million for the same period last year.  This increase of $121.4 million was primarily due to increased borrowings of short-term debt partially offset by increased payments on long-term debt.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2006.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Another sugar company has appealed to federal court a decision by the USDA relative to the determination and transfer of sugar marketing allocations made by the USDA.  While the Company is not a party to this case, it is solely an intervenor.  If the decision by the chief judicial officer of the USDA in this case is overturned, it would result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see the risk factor discussed below, and Item 1A, Risk Factors, in the Company’s 2006 Annual Report on Form 10-K.

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

In order to manage the quantity and quality of sugarbeets that are harvested or available for processing, our Grower Contract allows for a reduction in the number of acres to be planted at the beginning of a crop year or harvested at the end of a crop year.  Up through the 2005 crop year, we had not instituted or required a reduction in the number of acres harvested at the end of a crop year.  Due to the large size of the 2006 Red River Valley crop, we instituted an eight percent, approximately 40,000 acres, reduction in the number of acres harvested by our members in order to manage the quantity and quality of the sugarbeets that we have available for processing.  Also due to the large size of the 2006 Red River Valley crop, the Company commenced the harvest and processing of the crop in August this year as compared to a typical start-up in September.

The harvest of the 2006 Red River Valley crop resulted in a total of 11.9 million tons or an average of 25.4 tons per acre.  This represents the largest Red River Valley crop and the highest tonnage per acre in the Company’s history.  Adequate storage conditions for the remainder of the processing campaign are critical to ensure that the quantity and quality of sugarbeets available for processing are maintained.  If we are not able to obtain or maintain adequate storage conditions, the sugarbeets currently being stored for processing at a later date may deteriorate, resulting in increased production costs, and decreased production which in turn would have an adverse financial consequence to us and our members.

In anticipation of an ever increasing quantity of sugarbeets per acre, we may be required to reduce the planting tolerances set at the beginning of a crop year.  If we are unable to manage the quantity and quality of sugarbeets available for processing, we could experience adverse financial consequences that would impact both us and our members

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2006 with its shareholders from the five geographical districts where the Company’s Red River Valley factories are located.

At the Hillsboro Factory District Meeting held on November 6, 2006, Francis L. Kritzberger was re-elected as a Director, receiving 53 of the 53 votes cast.  His three-year term expires in December 2009.  John Brainard and Jeff D. McInnes will continue as Directors for the Hillsboro Factory District.

At the Drayton Factory District Meeting held on November 6, 2006, Neil C. Widner was re-elected as a Director, receiving 140 of the 140 votes cast with two abstentions.  His three-year term expires in December 2009.  William Baldwin and Robert M. Green will continue as Directors for the Drayton Factory District.

At the Crookston Factory District Meeting held on November 7, 2006, Steve Williams was elected as a Director, receiving 43 of the 80 votes cast.  His three-year term expires in December 2009.  Mr. Williams is 55 years old.  Mr. Williams has raised sugarbeets and other crops on a third generation family farm near Fisher, Minnesota since 1987.  Mr. Williams has been a sugarbeet seed dealer for Betaseed since 1976.  Mr. Williams has served as a director of the Red River Valley Sugarbeet Growers Association since 1998, and has served as its president since 2003.  Mr. Williams resigned as president of the Red River Valley Sugarbeet Growers Association effective as of the commencement of his term as a director of the Company.  Mr. Williams also serves on the board of directors and as president of the American Sugarbeet Growers Association; and as director of the Sugar Association, the Halstad Cooperative Telephone Company, and the Eldred Farmers Elevator.  Mr. Williams replaces Lonn M. Kiel who was unable to stand for re-election due to the provisions of the Company By-Laws which prohibit a person from serving more than four consecutive terms as a Director.  Ronald E. Reitmeier and Jim A. Ross will continue as Directors for the Crookston Factory District.

At the Moorhead Factory District Meeting held on November 7, 2006, Richard Borgen was re-elected as a Director, receiving 82 of the 84 votes cast.  His three-year term expires in December 2009.  Michael A. Astrup and David J. Kragnes will continue as Directors for the Moorhead Factory District.

At the East Grand Forks Factory District Meeting held on November 8, 2006, John F. Gudajtes was re-elected as a Director, receiving 106 of the 187 votes cast with one abstention.  His three-year term expires in December 2009.  Brian R. Erickson and Curtis E. Haugen will continue as Directors for the East Grand Forks Factory District.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Item No.		Method of Filing
3.1	Restated Articles of Incorporation of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
3.2	Restated By-laws of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.
4.1	Restated Articles of Incorporation of American Crystal Sugar Company.	See Exhibit 3.1.
4.2	Restated By-laws of American Crystal Sugar Company.	See Exhibit 3.2.
10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.
10.3	Pledge Agreement between Registrant and First Union Trust Company, NA.	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.4	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust.	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.5	Tolling Services Agreement between Crystech, LLC and Registrant.	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
10.6	Operations and Maintenance Agreement between Crystech, LLC and Registrant.	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.
+10.7	Limited Liability Company Agreement of Crystech, LLC.	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Registrant’s Senior Note Purchase Agreement.	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.
10.9	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement.	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.
10.10	Registrant’s Senior Note Restated Mortgage and Security Agreement.	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.
++10.11	Employment Agreement between the Registrant and James J. Horvath.	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999.
10.12	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000.
++10.13	Board of Directors Deferred Compensation Plan, dated June 30, 1994.	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.
++10.14	Long Term Incentive Plan, dated June 23, 1999.	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.
10.15	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001.
10.16	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001.
10.17	Registrant’s Senior Note Purchase Agreement dated January 15, 2003.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003.
10.18	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003.
+10.19	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003.
10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003.	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.
10.21	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005.

++10.22	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath.	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005.
++10.23	Long Term Incentive Plan, dated August 24, 2005.	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.
10.24	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.
10.25	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Filed herewith electronically.
21.1	List of Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer.	Accompanying herewith electronically.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer.	Accompanying herewith electronically.
32.1	Section 1350 Certification of the Chief Executive Officer.	Accompanying herewith electronically.
32.2	Section 1350 Certification of the Chief Financial Officer.	Accompanying herewith electronically.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date: January 15, 2007	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer