Form 10-Q
period 2007-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2007-04-16
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period February 28, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 5, 2007
$10 Par Value	2,830

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 28		August 31
	2007	2006	2006*
Current Assets:
Cash and Cash Equivalents	$314	$818	$345
Receivables:
Trade	69,206	41,655	78,242
Members	—	1	3,383
Other	2,216	2,155	4,036
Advances to Related Parties	2,081	6,075	4,737
Inventories	542,731	433,045	174,761
Prepaid Expenses	5,023	6,176	4,390

Total Current Assets	621,571	489,925	269,894

Property and Equipment:
Land and Land Improvements	56,542	53,660	55,808
Buildings	103,807	98,757	102,986
Equipment	806,139	773,285	799,175
Construction in Progress	19,265	12,968	11,754
Less Accumulated Depreciation	(661,019)	(625,321)	(637,583)

Net Property and Equipment	324,734	313,349	332,140

Net Property and Equipment Held for Lease	134,543	145,666	140,041

Other Assets:
Investments in CoBank, ACB	13,138	14,940	13,138
Investments in Marketing Cooperatives	5,766	6,179	5,638
Investments in Crystech, LLC	15,934	15,909	15,399
Prepaid Pension Expense	42,787	43,052	45,425
Other Assets	17,356	19,412	18,322

Total Other Assets	94,981	99,492	97,922

Total Assets	$1,175,829	$1,048,432	$839,997

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

Liabilities and Members' Investments

	February 28		August 31
	2007	2006	2006*
Current Liabilities:
Short-Term Debt	$230,757	$172,443	$5,300
Current Maturities of Long-Term Debt	20,962	20,947	20,962
Accounts Payable	19,128	19,673	27,120
Advances Due to Related Parties	7,683	8,020	7,033
Accrued Continuing Costs	76,454	68,715	—
Other Current Liabilities	25,042	22,614	27,617
Amounts Due Growers	208,950	144,883	123,648

Total Current Liabilities	588,976	457,295	211,680

Long-Term Debt, Net of Current Maturities	172,225	193,475	200,037

Accrued Employee Benefits	40,958	40,146	40,987

Other Liabilities	8,356	8,399	7,938

Total Liabilities	810,515	699,315	460,642

Commitments and Contingencies

Minority Interest in ProGold Limited Liability	58,622	53,684	56,099

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	134,984	127,898	153,961
Equity Retention	2,694	2,700	2,694
Accumulated Other Comprehensive Income	(440)	(832)	(500)
Retained Earnings (Accumulated Deficit)	(21,111)	(24,898)	(23,464)

Total Members’ Investments	306,692	295,433	323,256

Total Liabilities and Members’ Investments	$1,175,829	$1,048,432	$839,997

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months		For the Three Months
	Ended February 28		Ended February 28
	2007	2006	2007	2006
Net Revenue	$544,215	$449,320	$285,969	$218,049

Cost of Sales	(13,213)	(766)	21,953	(14,658)

Gross Proceeds	557,428	450,086	264,016	232,707

Selling, General and Administrative Expenses	107,554	97,872	57,631	47,888
Accrued Continuing Costs	76,454	68,715	36,171	32,227

Operating Proceeds	373,420	283,499	170,214	152,592

Other Income (Expense):
Interest Income	506	176	30	32
Interest Expense, Net	(9,976)	(9,549)	(6,539)	(5,619)
Other, Net	490	935	90	7

Total Other (Expense)	(8,980)	(8,438)	(6,419)	(5,580)

Proceeds Before Minority Interest and Income Tax Expense	364,440	275,061	163,795	147,012

Minority Interest	(2,523)	(2,152)	(1,304)	(1,068)

Income Tax Expense	(1,634)	(575)	(918)	(299)

Net Proceeds Resulting from Member and Non-Member Business	$360,283	$272,334	$161,573	$145,645

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$2,353	$812	$1,323	$413
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	2,353	812	1,323	413
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	357,930	271,522	160,250	145,232
Total	$360,283	$272,334	$161,573	$145,645

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Six Months Ended February 28

(Unaudited)

(In Thousands)

	2007	2006
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$360,283	$272,334
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(357,930)	(271,522)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	35,662	35,384
Income from Equity Method Investees	(576)	(567)
Loss on the Disposition of Property and Equipment	495	448
Deferred Gain Recognition	(99)	(99)
Minority Interest in ProGold Limited Liability Company	2,523	2,152
Changes in Assets and Liabilities:
Receivables	14,239	3,114
Inventories	(367,970)	(310,418)
Prepaid Expenses	(574)	(594)
Long-Term Prepaid Pension Expense	2,638	737
Advances To/Due to Related Parties	3,306	9,022
Accounts Payable	(7,992)	(7,492)
Accrued Continuing Costs	76,454	68,715
Other Liabilities	(2,183)	1,469
Amounts Due Growers	85,302	111,449
Net Cash Used In Operating Activities	(156,422)	(85,868)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(21,890)	(12,526)
Purchases of Property and Equipment Held for Lease	(59)	(334)
Proceeds from the Sale of Property and Equipment	54	127
Equity Refund from CoBank, ACB	—	1,776
Changes in Other Assets	(382)	(8)
Net Cash Used In Investing Activities	(22,277)	(10,965)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	225,457	141,758
Proceeds from Issuance of Long-Term Debt	11,500	5,000
Long-Term Debt Repayment	(39,312)	(28,367)
Payment of Unit Retains and Equity Retention	(18,977)	(21,077)
Net Cash Provided By Financing Activities	178,668	97,314
Increase/(Decrease) In Cash and Cash Equivalents	(31)	481
Cash and Cash Equivalents, Beginning of Year	345	337

Cash and Cash Equivalents, End of Period	$314	$818

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED
February 28, 2007 AND 2006
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

The operating results for the six month period ended February 28, 2007, are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

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

Note 2: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement will require the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This requirement becomes effective for the Company as of August 31, 2007.  This Statement will also require the Company to measure the funded status of a plan as of the date of its year-end statement of financial position.  This requirement becomes effective for the Company as of August 31, 2009.  The Company estimates that the adoption of this statement would have had the effect on the Company’s Consolidated Balance Sheet as of February 28, 2007, of reducing Prepaid Pension Expense by approximately $26.6 million, increasing Accrued Employee Benefits liabilities by approximately $1.1 million and reducing Members’ Investments by approximately $27.7 million.  Due to changes during the remainder of the fiscal year in such items as the return on plan assets, the discount rate, and contributions, the actual amount of the effect on the Company’s Balance Sheet as of August 31, 2007 will not be known until the end of the fiscal year.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	February 28 2007	February 28 2006	August 31 2006
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$357,093	$319,425	$134,211
Unprocessed Sugarbeets	155,263	85,415	8,721
Maintenance Parts and Supplies	30,375	28,205	31,829

Total Inventories	$542,731	$433,045	$174,761

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

As of February 28, 2007, the Company had outstanding commercial paper of $219.3 million at an average interest rate of 4.54% and maturity dates between March 1, 2007 and May 31, 2007.  In addition, the Company had an outstanding non-recourse loan with the CCC of $11.5 million, against which 500,000 hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 6.0% and a maturity date of September 30, 2007.  The Company had no outstanding short-term debt with CoBank, ACB as of February 28, 2007. The Company had $5.4 million of short-term letters of credit outstanding as of February 28, 2007. The unused seasonal line of credit as of February 28, 2007 was $176.3 million.

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

Note 5:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $9.5 million and $9.8 million for the six months ended February 28, 2007 and 2006, respectively, and $7.3 million and $7.2 million for the three months ended February 28, 2007 and 2006, respectively.  Interest capitalized, was $ .7 million and $ .4 million for the six months ended February 28, 2007 and 2006, respectively, and $ .3 million and $ .2 million for the three months ended February 28, 2007 and 2006, respectively.

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

Note 7:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 28, 2007 and 2006:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended		For the Three Months
	February 28,		February 28,
	2007	2006	2007	2006
Service Cost	$1,766	$2,111	$883	$1,055
Interest Cost	3,954	3,592	1,977	1,796
Expected Return on Plan Assets	(5,455)	(4,928)	(2,727)	(2,464)
Multiple Employer Adjustment	(28)	(30)	(14)	(15)
Amortization of Prior Service Costs	1,456	686	728	343
Amortization of Net Actuarial Loss	217	1,494	108	747
Net Periodic Pension Cost	$1,910	$2,925	$955	$1,462

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended		For the Three Months
	February 28,		February 28,
	2007	2006	2007	2006
Service Cost	$551	$705	$275	$352
Interest Cost	962	1,044	481	522
Amortization of Net Actuarial (Gain)/Loss	(10)	194	(5)	97
Net Periodic Post-Retirement Cost	$1,503	$1,943	$751	$971

For the six months ended February 28, 2007, the Company made no contributions to the pension plans.  The Company expects to make contributions of approximately $5.0 million during the remainder of the current fiscal year.  The Company has made payments for post-retirement benefits of approximately $571,000 for the six months ended February 28, 2007, and expects total payments for the current fiscal year to be approximately $1.1 million.

Note 8:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
April 5, 2007	$76.77	600,000	498,570
February 28, 2007	$76.77	600,000	498,570
August 31, 2006	$76.77	600,000	498,570
February 28, 2006	$76.77	600,000	498,570

Common Stock:
April 5, 2007	$10.00	4,000	2,830
February 28, 2007	$10.00	4,000	2,866
August 31, 2006	$10.00	4,000	2,874
February 28, 2006	$10.00	4,000	2,871

Note 9: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $72.3 million and $63.7 million for the six months ended February 28, 2007 and 2006, respectively and $39.4 million and $31.1 million for the three months ended February 28, 2007 and 2006, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 28, 2007 and 2006, is shown below:

	For the Six Months Ended February 28, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$531,797	$12,418	$544,215
Gross Proceeds	$551,031	$6,397	$557,428
Depreciation and Amortization	$30,113	$5,549	$35,662
Interest Income	$490	$16	$506
Interest Expense	$8,767	$1,209	$9,976
Income from Equity Method Investees	$576	$—	$576
Other Income/(Expense), Net	$(78)	$(8)	$(86)
Net Proceeds	$357,657	$2,626	$360,283

Capital Expenditures	$21,890	$59	$21,949

	For the Six Months Ended February 28, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$436,627	$12,693	$449,320
Gross Proceeds	$443,425	$6,661	$450,086
Depreciation and Amortization	$29,824	$5,560	$35,384
Interest Income	$156	$20	$176
Interest Expense	$7,313	$2,236	$9,549
Income from Equity Method Investees	$567	$—	$567
Other Income/(Expense), Net	$368	$—	$368
Net Proceeds	$270,094	$2,240	$272,334

Capital Expenditures	$12,526	$334	$12,860

	For the Three Months Ended February 28, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$279,734	$6,235	$285,969
Gross Proceeds	$260,788	$3,228	$264,016
Depreciation and Amortization	$15,121	$2,771	$17,892
Interest Income	$23	$7	$30
Interest Expense	$5,995	$544	$6,539
Income from Equity Method Investees	$288	$—	$288
Other Income/(Expense), Net	$(190)	$(8)	$(198)
Net Proceeds	$160,216	$1,357	$161,573

Capital Expenditures	$9,060	$56	$9,116

	For the Three Months Ended February 28, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$211,774	$6,275	$218,049
Gross Proceeds	$229,449	$3,258	$232,707
Depreciation and Amortization	$15,001	$2,781	$17,782
Interest Income	$21	$11	$32
Interest Expense	$4,554	$1,065	$5,619
Income from Equity Method Investees	$283	$—	$283
Other Income/(Expense), Net	$(276)	$—	$(276)
Net Proceeds	$144,534	$1,111	$145,645

Capital Expenditures	$6,023	$96	$6,119

	As of February 28, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$324,734	$—	$324,734
Assets Held for Lease, Net	$—	$134,543	$134,543
Segment Assets	$1,032,084	$143,745	$1,175,829

	As of February 28, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$313,349	$—	$313,349
Assets Held for Lease, Net	$—	$145,666	$145,666
Segment Assets	$891,804	$156,628	$1,048,432

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

Note 12: Legal Matters:

Another sugar company has appealed to federal court a decision by the USDA relative to the determination and transfer of sugar marketing allocations made by the USDA.  While the Company is not a party to this case, it is an intervenor.  If the decision by the chief judicial officer of the USDA in this case is overturned, it would result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months and Three Months Ended February 28, 2007 and 2006

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

While the Company expects higher production volumes of its products this fiscal year as compared to the previous fiscal year, the average selling prices for these products are anticipated to decrease during the year due to supply and demand factors.  Net Proceeds from Member and Non-Member Business for fiscal 2007 are expected to be approximately 13 percent higher than in fiscal 2006.  This increase is primarily the result of the anticipated increase in production volumes being partially offset by lower average selling prices, higher processing costs and higher selling expenses.

Comparison of the Six Months Ended February 28, 2007 and 2006

Revenue for the six months ended February 28, 2007, was $544.2 million, an increase of $94.9 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 28, 2007, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	21.0%	11.2%	8.8%
Pulp	23.4%	0.9%	22.3%
Molasses	159.4%	19.4%	117.3%
CSB	18.8%	19.0%	-0.1%
Betaine	-13.3%	13.7%	-23.7%

Rental revenue on the ProGold operating lease was $12.4 million and $12.7 million for the six months ended February 28, 2007 and 2006, respectively.

Cost of sales for the six months ended February 28, 2007, exclusive of payments to members for sugarbeets, decreased $12.4 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales favorably by $18.0 million.  The costs associated with sugar purchased to meet customer needs decreased by $1.2 million due to an earlier campaign start-up this year.  The cost recognized associated with the non-member sugarbeets increased   $2.0 million for the six months ended February 28, 2007, when compared to the same period last year.  This increase was primarily due to an increase in tons purchased partially offset by a lower per ton estimated grower payment this year resulting from the lower sugar content of the 2006 Sidney crop.  Direct processing costs for sugar and pulp increased 0.8 percent.  The increase in direct processing costs was due to a 19.9 percent increase in tons processed partially offset by increased factory slice efficiencies,   favorable natural gas prices and lower natural gas usage.  Fixed and committed expenses increased 8.7 percent reflecting increased maintenance and other general cost increases.

Selling, general and administrative expenses increased $9.7 million for the six months ended February 28, 2007, as compared to the same period last year.  Selling expenses increased $8.4 million primarily due to an increase in the volume of sugar, pulp and molasses sold resulting in increased shipping and handling expenses.  General and Administrative expenses increased $1.3 million due to general cost increases.

Interest expense increased $ .4 million for the six months ended February 28, 2007 as compared to the same period last year. This reflects an increased average borrowing level and a higher average interest rate for short-term debt partially offset by a lower average borrowing level and average interest rate for long-term debt.

Non-member business activities resulted in a gain of $2.3 million for the six months ended February 28, 2007, as compared to a gain of $ .8 million for the same period last year.  The gain in both years was due primarily to activities related to Sidney Sugars.

Comparison of the Three Months Ended February 28, 2007 and 2006

Revenue for the three months ended February 28, 2007, was $286.0 million, an increase of $67.9 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 28, 2007, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	31.9%	7.2%	23.0%
Pulp	32.1%	-1.6%	34.2%
Molasses	145.5%	16.5%	110.8%
CSB	-3.0%	19.8%	-19.1%
Betaine	-8.2%	14.0%	-19.5%

Rental revenue on the ProGold operating lease was $6.2 million and $6.3 million for the three months ended February 28, 2007 and 2006, respectively.

Cost of sales for the three months ended February 28, 2007, exclusive of payments to members for sugarbeets, increased $36.6 million as compared to the same period last year.  The change in the net realizable value of product inventories impacted the cost of sales unfavorably by $35.6 million.  The cost recognized associated with the non-member sugarbeets increased $2.3 million for the three months ended February 28, 2007, when compared to the same period last year.  This increase was primarily due to an increase in tons processed partially offset by a lower per ton estimated grower payment this year resulting from the lower sugar content of the 2006 Sidney crop.  Direct processing costs for sugar and pulp decreased 9.9 percent.  The decrease in direct processing costs was due to increased factory slice efficiencies, favorable natural gas prices and lower natural gas usage partially offset by a 3.2 percent increase in tons processed.  Fixed and committed expenses increased 8.9 percent reflecting increased maintenance and other general cost increases.

Selling, general and administrative expenses increased $9.7 million for the three months ended February 28, 2007, as compared to the same period last year.  Selling expenses increased $8.7 million primarily due to an increase in the volume of sugar, pulp and molasses sold resulting in increased shipping and handling expenses.  General and Administrative expenses increased $1.1 million due to general cost increases.

Interest expense increased $ .9 million for the three months ended February 28, 2007 as compared to the same period last year. This reflects an increased average borrowing level and a higher average interest rate for short-term debt partially offset by a lower average borrowing level and average interest rate for long-term debt.

Non-member business activities resulted in a gain of $1.3 million for the three months ended February 28, 2007, as compared to a gain of $ .4 million for the same period last year.  The gain in both years was due primarily to activities related to Sidney Sugars.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under an agreement reached between the two countries on July 27, 2006, Mexico is eligible to ship, tariff-free, 250,000 metric tons of raw sugar to the United States in fiscal year 2007 and up to an additional 250,000 metric tons in the first quarter of fiscal year 2008.  Reciprocal quantities of high fructose corn syrup may be shipped from the United States to Mexico during the respective time periods.  Under the NAFTA, tariffs on over-quota imports of sugar from Mexico are set to expire by January 1, 2008.  For 2007, the over-quota tariff for raw cane sugar stands at 1.51 cents per pound.  Depending on market conditions in Mexico and the United States, over-quota imports of Mexican sugar beyond the tariff-free amounts could be feasible in 2007 and beyond.  Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market.  The Company has no way to predict the extent to which Mexico will fulfill its tariff-free or over-quota export opportunities.

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

Portions of these agreements have been completed.  Within the Andean Free Trade Agreement, the U.S.-Peru Free Trade Agreement was signed on April 12, 2006.  The U.S.-Colombia Free Trade Agreement is also nearing completion.  The Company expects that these two trade agreements may be brought before Congress for a vote later in 2007.

The Doha Round negotiations of the World Trade Organization continue to be pursued by the U.S. Administration and some of its international counterparts.  It is unclear at this time whether negotiations will be completed.  If the negotiations are completed, the outcome of any negotiated arrangement could have adverse consequences for the Company.

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

The Company has long-term debt availability with CoBank, ACB of $226.3 million, of which $84.2 million in loans and $71.1 million in long-term letters of credit were outstanding as of February 28, 2007.  The unused long-term line of credit as of February 28, 2007, was $71.0 million.  In addition, the Company has long-term debt outstanding, as of February 28, 2007, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $8.6 million from a private placement of Senior Notes that occurred in January of 2003; $48.8 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $1.6 million.

On December 13, 2006, the Company closed a bond issuance for $17.6 million.  The City of East Grand Forks, Minnesota issued the Solid Waste Disposal Revenue Bonds.  Proceeds of the Bonds will be used by the Company to construct a pressurized steam pulp dryer at the Company’s sugar beet processing facility in East Grand Forks, Minnesota.   The principal amount of the Bonds is due December 1, 2021.  Interest on the Bonds is payable quarterly commencing March 1, 2007.  As of February 28, 2007, no funds from the proceeds had been disbursed.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $400 million, against which there was no outstanding balance as of February 28, 2007 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of February 28, 2007.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $219.3 million was outstanding as of February 28, 2007.  The Company had $5.4 million of short-term letters of credit outstanding as of February 28, 2007.  The unused short-term line of credit as of February 28, 2007, was $176.3 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  In addition, the Company had an outstanding non-recourse loan with the CCC of $11.5 million, against which 500,000 hundredweight of sugar was pledged as collateral.

The Company had outstanding purchase commitments totaling $17.1 million as of February 28, 2007, for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2006, to February 28, 2007, were primarily due to normal business seasonality.  The first six months of the

Company’s fiscal year includes: the completion of the sugarbeet harvest, start of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The Company controls 50 percent of Crystech, LLC, a special purpose entity that operates a molasses desugarization facility at the Company’s Hillsboro, North Dakota sugar factory.  The Company accounts for its investment using the equity method.  As of February 28, 2007, Crystech had outstanding debt of $3.1 million.

The net cash used by operations was $156.4 million for the six months ended February 28, 2007, as compared to $85.9 million for the same period last year.  This increase of $70.5 million was primarily due to changes in inventories of $57.6 million and changes in the amounts due growers of $26.1 million partially offset by the changes in receivables of $11.1 million.  The change in inventories was due primarily to an increase in the quantity of product inventories this year resulting from an earlier campaign start up in the Red River Valley and sugar production out pacing sales at higher rate this year.  Also adding to the increase in inventories was the increased quantity of unprocessed sugarbeets this year due to the large 2006 crop.

The net cash used in investing activities was $22.3 million for the three months ended February 28, 2007, as compared to $11.0 million for same period last year.  The increase of $11.3 million was primarily related to increased purchases of property and equipment.

The net cash provided by financing activities was $178.7 million for the three months ended February 28, 2007, as compared to $97.3 million for the same period last year.  This increase of $81.4 million was primarily due to increased borrowings of short-term and long-term debt partially offset by increased payments on long-term debt.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

Recent Developments

On March 21, 2007 the Company’s Board of Directors elected David A. Berg, 52, as President of the Company.  Mr. Berg has served as the Company’s Vice President-Operations and Chief Operations Officer since January 2004.  Prior to that appointment, Mr. Berg was Vice President-Agriculture of the Company from December 2000 to January 2004 and Vice President-Administration of the Company from October 1998 to December 2000.  From 1994 to 1998, Mr. Berg served as the Company’s Vice President-Business Development, Vice President-Strategic Planning, Director-Market Information, Manager of Marketing and Analysis and Manager-Economic Research.  Mr. Berg currently serves on the Board of Governors of ProGold Limited Liability Company and as Chairman of the Board of Managers of Crystech, LLC.   Mr. Berg holds a degree in Mass Communication from Minnesota State University Moorhead and a Masters in Agricultural Economics from North Dakota State University.

James J. Horvath, who has served as the Company’s Chief Executive Officer and President since 1998, will continue to serve as the Company’s Chief Executive Officer while Mr. Berg will assume the position of President.

In connection with his election as President, the Company and Mr. Berg entered into an employment agreement.  Mr. Berg, whose initial base salary will be $324,000, will continue to participate in other incentive compensation and benefit programs available to the Company’s executive officers.  If Mr. Berg is terminated without cause he will be eligible for severance pay equal to two times his then current base salary. The Agreement further provides that Mr. Berg will assume the added role of Chief Executive Officer upon the retirement of James J. Horvath.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2007.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Another sugar company has appealed to federal court a decision by the USDA relative to the determination and transfer of sugar marketing allocations made by the USDA.  While the Company is not a party to this case, it is an intervenor.  If the decision by the chief judicial officer of the USDA in this case is overturned, it would result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

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

Based on results of recent yield trials and crop results, we expect that new sugarbeet varieties may continue to result in significant increases in the average sugarbeet crop yields over the next five years.  As a result, we anticipate that there may need to be a reduction in the number of acres of sugarbeets that can be planted by each shareholder of the Company in order to match the sugarbeet crop volume to the Company’s processing and marketing capacity.  This reduction, if necessary, would be accomplished by reducing the per share planting tolerance by an amount that may be material.  Assuming there are no changes in other variables, the increased yield per acre expected to result from the continued use of the new sugarbeet varieties would allow shareholders to deliver substantially the same number of tons of sugarbeets to the Company from fewer acres.  Individual shareholder profitability will continue to depend on the circumstances unique to each shareholder.  The Board of Directors of the Company will continue to establish the planting tolerance on an annual basis based on the facts existing at that time.

If we are unable to manage the quantity and quality of sugarbeets available for processing, we could experience adverse financial consequences that would impact both us and our members.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company.	See Exhibit 3.1.

4.2	Restated By-laws of American Crystal Sugar Company.	See Exhibit 3.2.

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Pledge Agreement between Registrant and First Union Trust Company, NA.	Incorporated by reference to Exhibit 10(ee) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.4	Indemnity Agreement between Registrant, Newcourt Capital USA Inc., Crystech, LLC and Crystech Senior Lender Trust.	Incorporated by reference to Exhibit 10(ff) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.5	Tolling Services Agreement between Crystech, LLC and Registrant.	Incorporated by reference to Exhibit 10(gg) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.6	Operations and Maintenance Agreement between Crystech, LLC and Registrant.	Incorporated by reference to Exhibit 10(hh) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

+10.7	Limited Liability Company Agreement of Crystech, LLC.	Incorporated by reference to Exhibit 10(ii) from the Company’s Annual Report on Form 10-K for the year ended August 31, 1998.

10.8	Registrant’s Senior Note Purchase Agreement.	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.9	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.10	Registrant’s Senior Note Restated Mortgage and Security Agreement.	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

++10.11	Employment Agreement between the Registrant and James J. Horvath.	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999.

10.12	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000.

++10.13	Board of Directors Deferred Compensation Plan, dated June 30, 1994.	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.

++10.14	Long Term Incentive Plan, dated June 23, 1999.	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.

10.15	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001.

10.16	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001.

10.17	Registrant’s Senior Note Purchase Agreement dated January 15, 2003.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003.

10.18	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003.

+10.19	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003.

10.20	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003.	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

10.21	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005.

++10.22	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath.	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005.

++10.23	Long Term Incentive Plan, dated August 24, 2005.	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

10.24	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

10.25	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.26	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Filed herewith electronically.

21.1	List of Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer.	Accompanying herewith electronically.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer.	Accompanying herewith electronically.

32.1	Section 1350 Certification of the Chief Executive Officer.	Accompanying herewith electronically.

32.2	Section 1350 Certification of the Chief Financial Officer.	Accompanying herewith electronically.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date: April 16, 2007	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer