Form 10-Q
period 2007-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2007-07-16
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period May 31, 2007

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

YES ☐                                                                    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 6, 2007
$10 Par Value	2,879

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	May 31		August 31
	2007	2006	2006*
Current Assets:
Cash and Cash Equivalents	$344	$193	$345
Receivables:
Trade	80,389	45,951	78,242
Members	3,706	3,884	3,383
Other	2,049	2,182	4,036
Advances to Related Parties	4,346	9,298	4,737
Inventories	426,980	339,975	174,761
Prepaid Expenses	4,787	6,274	4,390

Total Current Assets	522,601	407,757	269,894

Property and Equipment:
Land and Land Improvements	56,231	53,669	55,808
Buildings	106,679	100,379	102,986
Equipment	823,910	776,430	799,175
Construction in Progress	25,169	16,491	11,754
Less Accumulated Depreciation	(673,188)	(637,410)	(637,583)

Net Property and Equipment	338,801	309,559	332,140

Net Property and Equipment Held for Lease	132,467	142,920	140,041

Other Assets:
Investments in CoBank, ACB	11,627	13,138	13,138
Investments in Marketing Cooperatives	5,829	6,240	5,638
Investments in Crystech, LLC	—	16,176	15,399
Prepaid Pension Expense	46,891	45,434	45,425
Other Assets	17,049	18,930	18,322

Total Other Assets	81,396	99,918	97,922

Total Assets	$1,075,265	$960,154	$839,997

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2007	2006	2006*
Current Liabilities:
Short-Term Debt	$221,463	$158,815	$5,300
Current Maturities of Long-Term Debt	20,977	20,962	20,962
Accounts Payable	19,140	11,577	27,120
Advances Due to Related Parties	1,939	8,754	7,033
Accrued Continuing Costs	85,579	57,126	—
Other Current Liabilities	25,761	24,861	27,617
Amounts Due Growers	118,987	91,958	123,648

Total Current Liabilities	493,846	374,053	211,680

Long-Term Debt, Net of Current Maturities	165,428	185,781	200,037

Accrued Employee Benefits	41,848	41,293	40,987

Other Liabilities	7,847	8,192	7,938

Total Liabilities	708,969	609,319	460,642

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	60,186	54,987	56,099

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	134,711	127,617	153,961
Equity Retention	2,689	2,696	2,694
Accumulated Other Comprehensive Income (Loss)	(428)	(832)	(500)
Retained Earnings (Accumulated Deficit)	(21,427)	(24,198)	(23,464)

Total Members’ Investments	306,110	295,848	323,256

Total Liabilities and Members’ Investments	$1,075,265	$960,154	$839,997

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Nine Months		For the Three Months
	Ended May 31		Ended May 31
	2007	2006	2007	2006
Net Revenue	$875,517	$707,585	$331,302	$258,265

Cost of Sales	44,874	82,799	58,087	83,565

Gross Proceeds	830,643	624,786	273,215	174,700

Selling, General and Administrative Expenses	169,319	146,276	61,765	48,404
Accrued Continuing Costs	85,579	57,126	9,125	(11,589)

Operating Proceeds	575,745	421,384	202,325	137,885

Other Income (Expense):
Interest Income	568	258	62	82
Interest Expense, Net	(15,455)	(13,962)	(5,479)	(4,413)
Other, Net	956	3,758	466	2,823

Total Other (Expense)	(13,931)	(9,946)	(4,951)	(1,508)

Proceeds Before Minority Interest and Income Tax Expense	561,814	411,438	197,374	136,377

Minority Interest	(4,087)	(3,455)	(1,564)	(1,303)

Income Tax Expense	(1,422)	(1,060)	212	(485)

Net Proceeds Resulting from Member and Non-Member Business	$556,305	$406,923	$196,022	$134,589

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$2,037	$1,512	$(316)	$700
Unit Retains Declared to Members	—	—	—	—
Net Credit/(Charge) to Members’ Investments	2,037	1,512	(316)	700
Payments To/Due Members for Sugarbeets,
Net of Unit Retains Declared	554,268	405,411	196,338	133,889
Total	$556,305	$406,923	$196,022	$134,589

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Nine Months Ended May 31

(Unaudited)

(In Thousands)

	2007	2006
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$556,305	$406,923
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(554,268)	(405,411)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	51,894	51,153
Income from Equity Method Investees	(738)	(853)
Loss on the Disposition of Property and Equipment	846	363
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(182)	(218)
Deferred Gain Recognition	(148)	(148)
Minority Interest in ProGold Limited Liability Company	4,087	3,455
Changes in Assets and Liabilities:
Receivables	(483)	(5,092)
Inventories	(252,219)	(217,348)
Prepaid Expenses	(291)	(692)
Long-Term Prepaid Pension Expense	(1,466)	(1,645)
Advances To/Due to Related Parties	(401)	6,533
Accounts Payable	(7,980)	(15,588)
Accrued Continuing Costs	85,579	57,126
Other Liabilities	(1,086)	4,656
Amounts Due Growers	(4,661)	58,524
Net Cash Used In Operating Activities	(125,212)	(58,262)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(35,805)	(21,072)
Purchases of Property and Equipment Held for Lease	(754)	(367)
Proceeds from the Sale of Property and Equipment	58	244
Investments in Crystech, LLC	(1,539)	—
Equity Refund from CoBank, ACB	1,693	3,796
Changes in Other Assets	(756)	(205)
Net Cash Used In Investing Activities	(37,103)	(17,604)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	216,163	128,130
Proceeds from Issuance of Long-Term Debt	11,736	5,000
Long-Term Debt Repayment	(46,330)	(36,046)
Payment of Unit Retains and Equity Retention	(19,255)	(21,362)
Net Cash Provided By Financing Activities	162,314	75,722
Decrease In Cash and Cash Equivalents	(1)	(144)
Cash and Cash Equivalents, Beginning of Year	345	337

Cash and Cash Equivalents, End of Period	$344	$193

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2007 AND 2006

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

On May 1, 2007, the Company acquired CIT Capital USA Inc.’s 50 percent ownership interest in Crystech, LLC (Crystech) resulting in the Company’s 100 percent ownership of Crystech.  Due to the Company’s resulting controlling ownership interest in Crystech, effective May 1, 2007, the Company began to include Crystech in its consolidated financial statements.  Effective May 31, 2007, Crystech was dissolved with all assets and liabilities transferred to the Company.

All material inter-company transactions have been eliminated.

The operating results for the nine month period ended May 31, 2007, are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

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

Note 2: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement will require the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This requirement becomes effective for the Company as of August 31, 2007.  This Statement will also require the Company to measure the funded status of a plan as of the date of its year-end statement of financial position.  This requirement becomes effective for the Company as of August 31, 2009.  The Company estimates that the adoption of this statement would have had the effect on the Company’s Consolidated Balance Sheet as of May 31, 2007, of reducing Prepaid Pension Expense by approximately $11.8 million, decreasing Accrued Employee Benefits liabilities by approximately $ .6 million and reducing Members’ Investments by approximately $11.2 million.  Due to changes during the remainder of the fiscal year in such items as the return on plan assets, the discount rate, and contributions, the actual amount of the effect on the Company’s Balance Sheet as of August 31, 2007 will not be known until the end of the fiscal year.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	May 31 2007	May 31 2006	August 31 2006
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$393,618	$311,630	$134,211
Unprocessed Sugarbeets	5,546	—	8,721
Maintenance Parts and Supplies	27,816	28,345	31,829

Total Inventories	$426,980	$339,975	$174,761

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4: Crystech, LLC

On May 1, 2007, the Company acquired CIT Capital USA Inc.’s 50 percent ownership interest in Crystech for $1.5 million.  This acquisition results in the Company’s 100 percent ownership of Crystech.  Due to the Company’s resulting controlling ownership interest in Crystech, effective May 1, 2007, the Company began to include Crystech in its consolidated financial statements.  Effective May 31, 2007, Crystech was dissolved with all assets and liabilities transferred to the Company.

Note 5: Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $350 million and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $325 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of May 31, 2007, the Company had outstanding commercial paper of $210 million at an average interest rate of 5.66% and maturity dates between June 1, 2007 and July 24, 2007.  In addition, the Company had an outstanding non-recourse loan with the CCC of $11.5 million, against which 500,000 hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 6.0% and a maturity date of September 30, 2007.  The Company had no outstanding short-term debt with CoBank, ACB as of May 31, 2007. The Company had $2.2 million of short-term letters of credit outstanding as of May 31, 2007. The unused seasonal line of credit as of May 31, 2007 was $138.8 million.

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

Note 6:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $13.9 million and $12.8 million for the nine months ended May 31, 2007 and 2006, respectively, and $4.4 million and $3.0 million for the three months ended May 31, 2007 and 2006, respectively.  Interest capitalized, was $ ..8 million and $ .6 million for the nine months ended May 31, 2007 and 2006, respectively, and $ .3 million and $ .3 million for the three months ended May 31, 2007 and 2006, respectively.

Note 7:  Accrued Continuing Costs

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

Note 8:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2007 and 2006:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2007	2006	2007	2006
Service Cost	$2,650	$3,167	$883	$1,056
Interest Cost	5,930	5,388	1,977	1,796
Expected Return on Plan Assets	(8,182)	(7,392)	(2,727)	(2,464)
Multiple Employer Adjustment	(42)	(44)	(14)	(15)
Amortization of Prior Service Costs	2,184	1,029	728	343
Amortization of Net Actuarial Loss	325	2,240	108	747
Net Periodic Pension Cost	$2,865	$4,388	$955	$1,463

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2007	2006	2007	2006
Service Cost	$827	$1,058	$275	$353
Interest Cost	1,442	1,566	481	522
Amortization of Net Actuarial (Gain)/Loss	(15)	290	(5)	97
Net Periodic Post-Retirement Cost	$2,254	$2,914	$751	$972

For the nine months ended May 31, 2007, the Company made contributions to the pension plans of $5.0 million.  The Company does not expect to make any additional contributions during the remainder of the current fiscal year.  The Company has made payments for post-retirement benefits of approximately $680,000 for the nine months ended May 31, 2007, and expects total payments for the current fiscal year to be approximately $1.0 million.

Note 9:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
July 6, 2007	$76.77	600,000	498,570
May 31, 2007	$76.77	600,000	498,570
August 31, 2006	$76.77	600,000	498,570
May 31, 2006	$76.77	600,000	498,570

Common Stock:
July 6, 2007	$10.00	4,000	2,879
May 31, 2007	$10.00	4,000	2,879
August 31, 2006	$10.00	4,000	2,874
May 31, 2006	$10.00	4,000	2,871

Note 10: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $116.4 million and $95.5 million for the nine months ended May 31, 2007 and 2006, respectively and $44.1 million and $31.8 million for the three months ended May 31, 2007 and 2006, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2007 and 2006, is shown below:

	For the Nine Months Ended May 31, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$856,859	$18,658	$875,517
Gross Proceeds	$820,931	$9,712	$830,643
Depreciation and Amortization	$43,574	$8,320	$51,894
Interest Income	$538	$30	$568
Interest Expense	$14,139	$1,316	$15,455
Income from Equity Method Investees	$772	$—	$772
Other Income/(Expense), Net	$192	$(8)	$184
Net Proceeds	$552,051	$4,254	$556,305

Capital Expenditures	$35,805	$754	$36,559

	For the Nine Months Ended May 31, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$688,679	$18,906	$707,585
Gross Proceeds	$614,928	$9,858	$624,786
Depreciation and Amortization	$42,814	$8,339	$51,153
Interest Income	$226	$32	$258
Interest Expense	$11,199	$2,763	$13,962
Income from Equity Method Investees	$853	$—	$853
Other Income/(Expense), Net	$2,904	$1	$2,905
Net Proceeds	$403,327	$3,596	$406,923

Capital Expenditures	$21,072	$367	$21,439

	For the Three Months Ended May 31, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$325,062	$6,240	$331,302
Gross Proceeds	$269,900	$3,315	$273,215
Depreciation and Amortization	$13,461	$2,771	$16,232
Interest Income	$48	$14	$62
Interest Expense	$5,372	$107	$5,479
Income from Equity Method Investees	$196	$—	$196
Other Income/(Expense), Net	$270	$—	$270
Net Proceeds	$194,394	$1,628	$196,022

Capital Expenditures	$13,915	$695	$14,610

	For the Three Months Ended May 31, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$252,052	$6,213	$258,265
Gross Proceeds	$171,503	$3,197	$174,700
Depreciation and Amortization	$12,990	$2,779	$15,769
Interest Income	$70	$12	$82
Interest Expense	$3,886	$527	$4,413
Income from Equity Method Investees	$286	$—	$286
Other Income/(Expense), Net	$2,536	$1	$2,537
Net Proceeds	$133,233	$1,356	$134,589

Capital Expenditures	$8,546	$33	$8,579

	As of May 31, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$338,801	$—	$338,801
Assets Held for Lease, Net	$—	$132,467	$132,467
Segment Assets	$934,722	$140,543	$1,075,265

	As of May 31, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$309,559	$—	$309,559
Assets Held for Lease, Net	$—	$142,920	$142,920
Segment Assets	$808,051	$152,103	$960,154

Note 12: Environmental Matters:

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures will be required to address future occurrences of the emissions.  The Company’s fiscal 2007 budget includes capital expenditures of approximately $5.0 million to address these situations.  The amount and timing of any additional capital expenditures that may be required is not currently known.

Note 13: Legal Matters:

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

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months and Three Months Ended May 31, 2007 and 2006

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

The harvest of the sugarbeet crop (Red River Valley crop and Sidney crop) grown during 2006 and to be processed during fiscal 2007 produced a total of 12.8 million tons of sugarbeets, or approximately 25.3 tons of sugarbeets per acre from approximately 507,000 acres.  This represents an increase in total tons harvested of approximately 33.4 percent compared to the 2005 crop.  The sugar content of the 2006 crop is 18.2 percent as compared to the 18.0 percent sugar content of the 2005 crop.  The Company expects to produce a total of approximately 37.2 million hundredweight of sugar from the 2006 crop, an increase of approximately 25.1 percent compared to the 2005 crop.

With the higher expected production volumes of its products this fiscal year as compared to the previous fiscal year and the average selling prices for these products remaining relatively firm, Net Proceeds from Member and Non-Member Business for fiscal 2007 are expected to be approximately 26 percent higher than in fiscal 2006.  This increase is primarily the result of the anticipated increase in production volumes.

Comparison of the Nine Months Ended May 31, 2007 and 2006

Revenue for the nine months ended May 31, 2007, was $875.5 million, an increase of $167.9 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2007, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	23.9%	6.3%	16.6%
Pulp	23.3%	0.3%	22.9%
Molasses	204.5%	17.2%	159.9%
CSB	23.4%	22.1%	1.1%
Betaine	-23.2%	10.5%	-30.5%

The substantial increase in the volume of molasses sold is a result of the increased amount of molasses available from the larger crop this year exceeding the ability to process the molasses through the desugarization facilities which results in more molasses available for sale.  The decrease in the volume of Betaine sold is primarily a result of the timing of sales this year as compared to last year.

Rental revenue on the ProGold operating lease was $18.7 million and $18.9 million for the nine months ended May 31, 2007 and 2006, respectively.

Cost of sales for the nine months ended May 31, 2007, exclusive of payments to members for sugarbeets, decreased $37.9 million as compared to the same period last year.  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the nine months ended May 31, 2007 was $276.2 million as compared to an increase of $214.6 million for the same period ending May 31, 2006 resulting in a $61.6 million favorable change in the cost of sales between the two periods as shown in the table below.

Change in the Net Realizable Value of Product Inventories

	For the Nine Months Ended May 31
(In Millions)	2007	2006	Change
Beginning Product Inventories at Net Realizable Value	$116.0	$95.0	$21.0	(1)
Ending Product Inventories at Net Realizable Value	(392.2)	(309.6)	(82.6	)(2)
Increase in the Net Realizable Value of Product Inventories	$(276.2)	$(214.6)	$(61.6)

(1) The change is primarily due to a 23 percent increase in the per hundredweight net realizable value of sugar as of August 31, 2006 as compared to August 31, 2005.

(2) The change is primarily due to a 25 percent increase in the hundredweight of sugar as of May 31, 2007 as compared to May 31, 2006 and a 1.8 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2007 as compared to May 31, 2006.

The costs associated with sugar purchased to meet customer needs decreased by $1.6 million due to an earlier campaign start-up this year.  The cost recognized associated with the non-member sugarbeets increased $1.3 million for the nine months ended May 31, 2007, when compared to the same period last year.  This increase was primarily due to an increase in tons purchased partially offset by a lower per ton estimated grower payment this year resulting from the lower sugar content of the 2006 Sidney crop.  Direct processing costs for sugar and pulp increased 7.5 percent.  The increase in direct processing costs was due to a 28.0 percent increase in tons processed partially offset by increased factory slice efficiencies, lower coal costs and reduced energy usage.  Fixed and committed expenses increased 14.2 percent reflecting higher depreciation, insurance, property taxes and other general cost increases.

Selling, general and administrative expenses increased $23.0 million for the nine months ended May 31, 2007, as compared to the same period last year.  Selling expenses increased $22.2 million primarily due to an increase in the volume of sugar, pulp and molasses sold resulting in increased shipping and handling expenses.  General and Administrative expenses increased $ .8 million due to general cost increases.

Interest expense increased $1.5 million for the nine months ended May 31, 2007 as compared to the same period last year. This reflects an increased average borrowing level and a higher average interest rate for short-term debt partially offset by a lower average balance and a lower average interest rate for long-term debt.

The decrease of $2.8 million in Other, Net was primarily the result of the receipt of a sales tax refund of $2.3 million in 2006.

Non-member business activities resulted in a gain of $2.0 million for the nine months ended May 31, 2007, as compared to a gain of $1.5 million for the same period last year.  The increase was primarily related to the activities of ProGold.

Comparison of the Three Months Ended May 31, 2007 and 2006

Revenue for the three months ended May 31, 2007, was $331.3 million, an increase of $73.0 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2007, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	29.0%	-1.9%	31.6%
Pulp	23.2%	-0.7%	24.1%
Molasses	292.2%	11.7%	251.1%
CSB	31.5%	27.4%	3.2%
Betaine	-42.0%	5.3%	-45.0%

 The substantial increase in the volume of molasses sold is a result of the increased amount of molasses available from the larger crop this year exceeding the ability to process the molasses through the desugarization facilities which results in more molasses available for sale.  The decrease in the volume of Betaine sold is primarily a result of the timing of sales this year as compared to last year.

Rental revenue on the ProGold operating lease was $6.3 million and $6.2 million for the three months ended May 31, 2007 and 2006, respectively.

Cost of sales for the three months ended May 31, 2007, exclusive of payments to members for sugarbeets, decreased $25.5 million as compared to the same period last year.  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended May 31, 2007 was $37.6 million as compared to a decrease of $6.0 million for the same period ending May 31, 2006 resulting in a $43.6 million favorable change in the cost of sales between the two periods as shown in the table below.

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended May 31
(In Millions)	2007	2006	Change
Beginning Product Inventories at Net Realizable Value	354.6	315.6	$39.0	(1)
Ending Product Inventories at Net Realizable Value	(392.2)	(309.6)	(82.6	)(2)
(Increase)/Decrease in the Net Realizable Value of Product Inventories	$(37.6)	$6.0	$(43.6)

(1) The change is primarily due to a 17 percent increase in the hundredweight of sugar as of February 28, 2007 as compared to February 28, 2006.  This increase was partially offset by a two percent decrease in the per hundredweight net realizable value of sugar and lower quantities of agri-products on hand as of February 28, 2007 as compared to February, 2006.

(2) The change is primarily due to a 25 percent increase in the hundredweight of sugar as of May 31, 2007 as compared to May 31, 2006 and a 1.8 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2007 as compared to May 31, 2006.

The cost recognized associated with the non-member sugarbeets decreased $ .7 million for the three months ended May 31, 2007, when compared to the same period last year.  This decrease was primarily due to a lower per ton estimated grower payment this year resulting from the lower sugar content of the 2006 Sidney crop partially offset by an increase in tons processed.  Direct processing costs for sugar and pulp increased 27.0 percent.  The increase in direct processing costs was due to a 56.2 percent increase in tons processed partially offset by increased factory slice efficiencies, lower coal costs and reduced energy usage.  Fixed and committed expenses increased 24.3 percent reflecting increased maintenance, insurance, property taxes and other general cost increases.

Selling, general and administrative expenses increased $13.4 million for the three months ended May 31, 2007, as compared to the same period last year.  Selling expenses increased $13.8 million primarily due to an increase in the volume of sugar, pulp and molasses sold resulting in increased shipping and handling expenses.  General and Administrative decreased $ .4 million due to general cost reductions.

Interest expense increased $1.1 million for the three months ended May 31, 2007 as compared to the same period last year. This reflects an increased average borrowing level and a higher average interest rate for short-term debt partially offset by a lower average balance and a lower average interest rate for long-term debt.

The decrease of $2.4 million in Other, Net was primarily the result of the receipt of a sales tax refund of $2.3 million in 2006.

Non-member business activities resulted in a loss of $ .3 million for the three months ended May 31, 2007, as compared to a gain of $ .7 million for the same period last year.  The decrease was primarily due to lower earnings from the activities related to Sidney Sugars partially offset by the increased earnings of ProGold.

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

Regional and Bilateral Free Trade Agreements

The United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the U.S.-Panama Free Trade Agreement and the Association of Southeastern Nations Free Trade Agreement.  Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

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

Environmental

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  The Company is working with the Minnesota Pollution Control Agency and is aggressively addressing the situation.  While the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines are not expected to be material to the Company.  Capital expenditures will be required to address future occurrences of the emissions.  The Company’s fiscal 2007 budget includes capital expenditures of approximately $5.0 million to address these situations.  The amount and timing of any additional capital expenditures that may be required is not currently known.

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

The Company has long-term debt availability with CoBank, ACB of $220.3 million, of which $78.2 million in loans and $70.1 million in long-term letters of credit were outstanding as of May 31, 2007.  The unused long-term line of credit as of May 31, 2007, was $72.0 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2007, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $7.9 million from a private placement of Senior Notes that occurred in January of 2003; $48.7 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $1.6 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $350 million, against which there was no outstanding balance as of May 31, 2007 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of May 31, 2007.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $210.0 million was outstanding as of May 31, 2007.  The Company had $2.2 million of short-term letters of credit outstanding as of May 31, 2007.  The unused short-term line of credit as of May 31, 2007, was $138.8 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  In addition, the Company had an outstanding non-recourse loan with the CCC of $11.5 million, against which 500,000 hundredweight of sugar was pledged as collateral.

The Company had outstanding purchase commitments totaling $27.4 million as of May 31, 2007, for equipment and construction contracts related to various capital and maintenance projects.

On May 1, 2007, the Company acquired CIT Capital USA Inc.’s 50 percent ownership interest in Crystech for $1.5 million.  This acquisition results in the Company’s 100 percent ownership of Crystech.  Effective May 31, 2007, Crystech was dissolved with all assets and liabilities transferred to the Company.

The changes that have occurred in the Company’s financial statements from August 31, 2006, to May 31, 2007, were primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes: the completion of the sugarbeet harvest, the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $125.2 million for the nine months ended May 31, 2007, as compared to $58.3 million for the same period last year.  This increase of $66.9 million was primarily due to changes in inventories of $34.9 million, changes in the amounts due growers of $63.2 million and changes in advances due to related parties of $6.9 million partially offset by the changes in receivables of $4.6 million, accounts payable of $7.6 million and accrued continuing costs of $28.5 million.  The change in inventories was due primarily to an increase in the quantity of product inventories this year resulting from an earlier campaign start up in the Red River Valley, a longer Red River Valley campaign and sugar production out pacing sales at a higher rate this year.  The change in the amounts due growers was primarily due to the higher final previous crop year’s grower payment made in fiscal 2007 as compared to that made in fiscal 2006 partially offset by the higher expected current year’s member grower payment due to the increased tons harvested and the higher expected per ton member grower payment.

The net cash used in investing activities was $37.1 million for the nine months ended May 31, 2007, as compared to $17.6 million for same period last year.  The increase of $19.5 million was primarily related to increased purchases of property and equipment and the acquisition of CIT Capital USA Inc.’s 50 percent ownership interest in Crystech partially offset by lower equity distributions form CoBank, ACB.

The net cash provided by financing activities was $162.3 million for the nine months ended May 31, 2007, as compared to $75.7 million for the same period last year.  This increase of $86.6 million was primarily due to increased borrowings of short-term and long-term debt partially offset by increased payments on long-term debt.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2007.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A significant increase in the quantity or quality of sugarbeets harvested due to good weather conditions or improved seed varieties could result in an unpredictably large quantity of sugarbeets to be processed.  If we are required to process a larger than anticipated quantity of sugarbeets we may experience increased per unit of sugar processing cost which in turn would have an adverse financial consequence to us and our members.

In order to manage the quantity and quality of sugarbeets that are harvested or available for processing, our Grower Contract allows for a reduction in the number of acres to be planted at the beginning of a crop year or harvested at the end of a crop year.  Up through the 2005 crop year, we had not instituted or required a reduction in the number of acres harvested at the end of a crop year.  Due to the large size of the 2006 Red River Valley crop, we instituted an eight percent, approximately 40,000 acres, reduction in the number of acres harvested by our members in order to manage the quantity and quality of the sugarbeets that we have available for processing.  The harvest of the 2006 Red River Valley crop resulted in a total of 11.9 million tons or an average of 25.4 tons per acre.  This represents the largest Red River Valley crop and the highest tonnage per acre in our history.  Also due to the large size of the 2006 Red River Valley crop, we commenced the harvest and processing of the crop in August this year as compared to a typical start-up in September.  The processing of the 2006 Red River Valley crop was completed on June 7, 2007.

Adequate storage conditions during a processing campaign are critical to ensure that the quantity and quality of sugarbeets available for processing are maintained.  If we are not able to obtain or maintain adequate storage conditions, the sugarbeets stored for processing at a later date may deteriorate, resulting in increased production costs, and decreased production which in turn would have an adverse financial consequence to us and our members.

Based on results of recent yield trials and crop results, we expect that new sugarbeet varieties, including Roundup Ready® varieties, may continue to result in significant increases in the average sugarbeet crop yields over the next five years.  As a result, we anticipate that there may need to be a reduction in the number of acres of sugarbeets that can be planted by each shareholder of the Company in order to match the sugarbeet crop volume to our processing and marketing capacity.  This reduction, if necessary, would be accomplished by reducing the per share planting tolerance by an amount that may be material.  Assuming there are no changes in other variables, the increased yield per acre expected to result from the continued use of the new sugarbeet varieties would allow shareholders to deliver substantially the same number of tons of sugarbeets to the Company from fewer acres.  Individual shareholder profitability will continue to depend on the circumstances unique to each shareholder.  The Board of Directors of the Company will continue to establish the planting tolerance on an annual basis based on the facts existing at that time.

If we are unable to manage the quantity and quality of sugarbeets available for processing, we could experience adverse financial consequences that would impact both us and our members.

If we are unable to compete in the sweetener market, our operating results may suffer.

Sugar is a fungible commodity with competition for sales volume based primarily upon customer service, price and reliability, though differences in proximity to various geographic markets within the United States result in differences in freight and shipping costs which in turn generally affect pricing and competitiveness.  The overall sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame.  Differences in functional properties and prices have tended to define the use of these various sweeteners.  Although the various sweeteners are not interchangeable in all application, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks.  We cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on us or our members.  We believe that we possess the ability to compete successfully with other producers of sugar in the United States.  In spite of this competitive advantage, substitute products and sugar imports could reduce the demand for sugar which could lower the price of sugar, resulting in a change to our operations in the future.

On June 27, 2007, the Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeets for the 2008 crop year.  Sugar and agri-products produced from Roundup Ready® sugarbeets have received regulatory approval in most of the countries in which we have direct or indirect sales of our products.  While the sale of sugar and agri-products from Roundup Ready® sugarbeet seed has been approved in most markets, marketing risks still exist.  United Sugars Corporation and Midwest Agri-Commodities, our sugar and agri-product marketing agents, respectively, feel they can successfully sell and distribute products from Roundup Ready® sugarbeets with minimal affect on our revenue.  However, customers’ views on the use of products from biotechnology derived crops such as Roundup Ready® sugarbeets may change over time which could negatively impact our profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company.	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company.	See Exhibit 3.1.

4.2	Restated By-laws of American Crystal Sugar Company.	See Exhibit 3.2.

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company.	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement.	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement.	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement.	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

++10.6	Employment Agreement between the Registrant and James J. Horvath.	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999.

10.7	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000.

++10.8	Board of Directors Deferred Compensation Plan, dated June 30, 1994.	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.

++10.9	Long Term Incentive Plan, dated June 23, 1999.	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000.

10.10	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001.

10.11	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001.

10.12	Registrant’s Senior Note Purchase Agreement dated January 15, 2003.	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003.

10.13	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003.

+10.14	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007.	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003.

10.15	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003.	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

10.16	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005.

++10.17	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath.	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005.

++10.18	Long Term Incentive Plan, dated August 24, 2005.	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

10.19	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

10.20	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.21	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.22	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Filed herewith electronically.

21.1	List of Subsidiaries of the Registrant.	Filed herewith electronically.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer.	Accompanying herewith electronically.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the President.	Accompanying herewith electronically.

31.3	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer.	Accompanying herewith electronically.

32.1	Section 1350 Certification of the Chief Executive Officer.	Accompanying herewith electronically.

32.2	Section 1350 Certification of the President.	Accompanying herewith electronically.

32.3	Section 1350 Certification of the Chief Financial Officer.	Accompanying herewith electronically.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 16, 2007	/s/ Mark Kalvoda
Mark Kalvoda
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer