Form 10-K
period 2007-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2007-11-29
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended
August 31, 2007

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

(Check one) Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No  ☒

As of November 15, 2007, 2,878 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding. There is no established public market for the Registrant’s Common Stock or Preferred Stock. Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

The Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars), owns two sugarbeet processing facilities. The Company processes the sugarbeets from approximately 35,000 acres grown by non-member growers at the Sidney, Montana, facility. The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer.

 The Company, through its wholly-owned subsidiary, Crab Creek Sugar Company (Crab Creek), controls the long-term production of sugar at a sugarbeet processing facility at Moses Lake, Washington. Neither Crab Creek nor the Company currently operates or intends to operate the Moses Lake facility.

The Company is the controlling member of ProGold Limited Liability Company (ProGold), which owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated (Cargill). On November 6, 2007, ProGold entered into an amended lease agreement with Cargill that supersedes and replaces the existing 10 year lease between ProGold and Cargill and provides that (1) Cargill will pay ProGold average annual rental payments equal to $21,900,000, and (2) that the term of the lease be extended until December 31, 2017.

On May 1, 2007, the Company acquired CIT Capital USA Inc.’s  50 percent ownership interest in Crystech, LLC (Crystech) resulting in the Company’s 100 percent ownership of Crystech. Crystech owned the molasses desugarization facility adjacent to the Company’s processing facility in Hillsboro,

North Dakota. Effective May 31, 2007, Crystech was dissolved with all assets and liabilities transferred to the Company.

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

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets. Total sugar sales accounted for 88.6 percent, 88.5 percent and 88.1 percent of the Company’s consolidated total revenues for the years ended August 31, 2007, 2006 and 2005, respectively. United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. For the fiscal year ended August 31, 2007, 89.9 percent (by weight) of the sugar was sold to industrial users. The remaining portion is marketed by United Sugars Corporation through sugar brokers to wholesalers and retailers under the “Crystal Sugar” and various private labels for household consumption. With regard to brand name sales, the Company licenses the use of the “Crystal” trademark to United Sugars Corporation.

The majority of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed. Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency. Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. A large proportion of the Company’s pulp production is exported to Japan and Europe. The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates. Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders. Total agri-product sales accounted for 8.8 percent of the Company’s consolidated total revenues during fiscal 2007, of which export agri-product sales accounted for 3.3 percent of such revenues. In the past, agri-products sales accounted for 8.2 percent and 8.2 percent of the Company’s consolidated total revenues in fiscal 2006 and fiscal 2005, respectively, while agri-product export sales accounted for 3.8 percent and 4.3 percent of the Company’s total revenues in fiscal 2006 and fiscal 2005, respectively.

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

Raw Materials

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company. All members have five-year contracts with the Company covering the growing seasons of 2003 through 2007. In September 2007, the Board of Directors approved a new five year contract for the 2008 through 2012 crop years. These five-year contracts automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term. In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year. Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets for sale to the Company. The Company’s Board of Directors has the discretion to adjust the acreage that is required to be planted for each share of Preferred Stock held by the members. The Board of Directors has historically tried to maintain the relationship between shares of Preferred Stock and acres of sugarbeet production at a ratio as close to 1 to 1 as possible, subject to tolerances for over-planting and under-planting established by the Board each year and reductions or increases caused by the Company’s marketing allocations established by the United States Department of Agriculture (USDA). The Company announced to its shareholders on November 1, 2007, that the Company is currently anticipating that the Company shareholders will be authorized to plant between 400,000 and 450,000 acres for the 2008 sugarbeet crop or approximately .8 to .9 acres per share of Preferred Stock. The Board of Directors and management continue to review and determine the relationship between the ownership of Preferred Stock and acreage planting.

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

Under the grower contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company’s estimate of the member’s net beet payment; (ii) on or about March 31, the Company pays an amount, which combined with the November payment, equals 90 percent of the member’s estimated net beet payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company’s annual consolidated financial statements, the Company pays the remainder of the member’s net beet payment. Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members’ sugar and agri-products in excess of related member business operating costs, as described above.

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

Under grower contracts between Sidney Sugars and its growers, payments to these growers for sugarbeets must be made in three installments following delivery of the crop: (i) in November, Sidney Sugars pays the growers an amount equal to 65 percent of the estimated Scale Payment for that year’s crop; (ii) in April, Sidney Sugars pays an amount, which combined with the November payment, equals 90 percent of the estimated Scale Payment for that year’s crop; (iii) and in October, Sidney Sugars pays the remainder of the actual Scale Payment.

Seasonality

The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, the Company’s factories operate twenty-four hours per day, seven days per week. In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year. Based on current processing capacity, an average campaign lasts approximately 260 days, assuming normal crop yields. In Sidney, Montana, the campaign also begins in September and lasts approximately 170 days.

The sales of sugar and agri-products occur ratably throughout the year with modest increases in sugar sales occurring prior to holiday seasons.

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2007 and 2006, was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at approximately 188 million hundredweight for the year beginning October 1, 2006 and ending September 30, 2007. For the same period ending September 2006, total consumption was approximately 193 million hundredweight. Comparing the two years shows a decrease in demand of approximately three percent.

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

The United States sugar industry has been subject to industry consolidation. Today there are fewer than 10 sugar sellers, with approximately 73 percent of United States sugar market share concentrated in the top three sellers. The Company’s sugar production and sales represent approximately 21 percent of the total domestic market for refined sugar in 2006/2007. The Company had the right to market, or to have marketed on its behalf, approximately 34 million hundredweight of sugar from the 2006 crop. Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 27 percent of the United States sugar market.

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

Government Programs and Regulations

Farm Security and Rural Investment Act of 2002

The Farm Security and Rural Investment Act of 2002 (the Farm Bill) was enacted on May 13, 2002. The Farm Bill contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government. The Farm Bill applies to the 2002 through 2007 crop years. Generally, the Farm Bill restricts imports of foreign sugar, maintains a non-recourse loan program, and establishes a system of marketing allocations for sugarbeet and sugar cane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

Under the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar. If the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment. Processors may also obtain CCC loans for “in-process” sugar or syrups at 80 percent of the loan rate.

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

The Farm Bill sets an 18 cent per pound loan rate for raw cane sugar and a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates were effective for the 2006 year crop.

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and beet sugar processors. The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the maximum level of imports allowed before marketing allotments are expected to be suspended if the imports would lead to a reduction of the overall allotment quantity), and subtracting carry-in stocks of sugar, including CCC inventory. Once the USDA has determined the OAQ for a crop year, it then determines the allotment for beet and cane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane. An individual processor’s allocation of the allotment for a crop year is determined by a formula set forth in the Farm Bill. Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings. The USDA annually establishes individual processor’s allocations. The Company’s marketing allocations for the 2006, 2005 and 2004 crops were approximately 34 million hundredweight, 32 million hundredweight and 33 million hundredweight, respectively, while the marketing allocation for the 2007 crop is currently set at approximately 33 million hundredweight.

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

The marketing allotments and allocations set forth under the Farm Bill affect the sugar processed from the 2002 crop through the 2007 crop. On an annual basis, the marketing allotments, and the corresponding allocation to the Company, will determine the amount of sugar the Company can sell into the domestic market. The Company’s allocation may reduce the amount of sugar the Company can market for a given year, thus reducing the number of acres of sugarbeets required for processing to produce that amount of sugar.

Currently Congress is considering language that will either extend or revise the Farm Security and Rural Investment Act of 2002. The Company has no way to predict the outcome, but the impact could be material and significant. Final language is expected prior to the 2008 crop planting.

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

Negotiations on some of these agreements have been completed. The U.S.-Colombian Free Trade Agreement was completed on February 27, 2006, the U.S.-Peru Free Trade Agreement was completed on April 12, 2006 and the U.S.-Panama Free Trade Agreement was completed on December 18, 2006. The Company expects that these trade agreements may be brought before Congress for a vote later in 2007. Quantities of sugar from these countries expected to be permitted into the United States if these agreements are approved by Congress and implemented are as follows:

•                  Colombia – the proposed agreement would allow Colombia to export to the U.S. an additional 50,000 metric tons of sugar in the first year of the agreement, rising to more than 60,000 tons in year 15, with the first-year increase tripling the duty-free sugar market access Colombia already enjoys.

•                  Peru – the proposed agreement establishes a duty-free TRQ, in addition to that provided under the World Trade Organization (WTO), for those sugar and sugar-containing products for which overall TRQ’s under the U.S. sugar import program are in operation. This TRQ is set at 9,000 metric tons in year 1 of the agreement and rises to 11,250 metric tons in year 15; after year 15 the in-quota quantity grows by 180 metric tons per year. Eligibility for this TRQ, however, is limited to the amount of Peru’s trade surplus in sugar. In addition to the TRQ described above, a duty-free TRQ of 2,000 metric tons has been established for specialty sugars. This TRQ does not increase and is not subject to the “net exporter” provision described above.

•                  Panama – the proposed agreement includes 7,000 metric tons of additional duty-free access to the U.S. sugar market and provides for duty-free access for U.S. sugar shipments into Panama and requires that at least 6,000 tons of the Panamanian sugar sent to the U.S. be in a raw form.

The Administration has indicated its interest in pursuing other bilateral or regional free trade agreements. These include the Free Trade Area of the Americas, the Association of Southeast Asian Nations, South Africa, Thailand, and others. Since these negotiations are in some cases stalled or at various stages of development the Company is unable to assess the risk associated with these potential agreements.

The Doha Round negotiations of the WTO continue to be pursued by the U.S. Administration and some of its international counterparts. It is unclear at this time whether negotiations will be completed. If the negotiations are completed, the outcome of any negotiated arrangement could have significant adverse consequences for the Company.

The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that could result if these agreements are entered into by the United States and are taking steps to attempt to positively influence the outcome. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

The impact of the various trade agreements on the Company cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented. It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars Incorporated, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings. Although the magnitude of the impact cannot be determined at this time, the Company estimates that for every additional 500,000 tons of sugar entering the U.S. market and therefore reducing the overall allotment quantity (and assuming no other variables change), the Company may need to reduce planted acres by approximately 40,000, which would negatively impact shareholder profits.

Employees

As of October 1, 2007, the Company had 1,380 full-time employees, of which 1,130 were hourly and 250 were salaried. The Company had 20 part-time employees. In addition, the Company employs approximately 782 hourly seasonal workers, approximately 435 during the sugarbeet harvest and approximately 347 during the remainder of the sugarbeet processing campaign. During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

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

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits. On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006. A penalty assessment is currently under consideration by the MPCA. The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have also experienced hydrogen sulfide emissions from their water treatment ponds in fiscal 2007 that have exceeded permissible limits. While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed. Any potential penalties and/or fines are not expected to be material to the Company.

Capital expenditures will be required to prevent future occurrences of the emissions. The Company’s fiscal 2007 budget included capital appropriations of approximately $5.0 million for environmentally related projects at the Company’s factory locations. Expenditures in fiscal 2007 on these projects were approximately $1.0 million. The Company’s fiscal 2008 budget includes additional capital appropriations of approximately $1.0 million for environmentally related projects. The amount and timing of any additional capital expenditures that may be required is not currently known.

Harvesting, storing and processing recent large crops has also negatively impacted operating costs associated with compliance with federal and state environmental laws.

Two Administrative Penalty Orders were issued by the MPCA during 2007 for violation of the air emission permit at the Company’s East Grand Forks, Minnesota factory. The Orders required a total payment of $4,950. In July 2007, the Company also received a Compliance Monitoring Survey-Letter of Warning from the MPCA for the East Grand Forks and Moorhead, Minnesota factories. Corrective actions have been taken related these occurrences. A penalty may be assessed but is not expected to be substantial.

Available Information

The Company’s corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400. The Company’s fiscal year ends August 31. The Company’s website is www.crystalsugar.com. The Company files annual, quarterly and periodic reports with the United States Securities and Exchange Commission (SEC). These reports can be accessed by selecting “Links” on the Company’s website or electronic or paper copies can be obtained free of charge upon request. In addition, the Company’s reports may be read or copied at the SEC Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports and other information filed electronically about the Company.

Item 1A.           RISK FACTORS

The risks described below together with all of the other information included in this Annual Report on Form 10-K should be considered carefully. The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the beet payments made to our shareholders may decrease, the value of our Preferred Stock could fall, and a shareholder could lose all or part of their investment.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring us to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. When we are required to comply, management plans to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements. However, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. Additionally, if we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

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

On June 27, 2007, our Board of Directors authorized the planting of Roundup Ready® sugarbeets for the 2008 crop year. Sugar and agri-products produced from Roundup Ready® sugarbeets have received regulatory approval in most of the countries in which we have direct or indirect sales of our products. While the sale of sugar and agri-products from Roundup Ready® sugarbeet seed has been approved in most markets, marketing risks still exist. United Sugars Corporation and Midwest Agri-Commodities, our sugar and agri-product marketing agents, respectively, feel they can successfully sell and distribute products from Roundup Ready® sugarbeets with minimal affect on our revenue. However, customers’ views on the use of products from biotechnology derived crops such as Roundup Ready® sugarbeets may change over time which could negatively impact our profitability.

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

A significant decrease in the quantity or quality of sugarbeets harvested due to poor weather conditions would result in higher operating costs and lower earnings.

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

In order to manage the quantity and quality of sugarbeets that are harvested or available for processing, our Grower Contract allows for a reduction in the number of acres to be planted at the beginning of a crop year or harvested at the end of a crop year. Up through the 2005 crop year, we had not instituted or required a reduction in the number of acres harvested at the end of a crop year. Due to the large size of the 2006 Red River Valley crop, we instituted an eight percent, approximately 40,000 acres, reduction in the number of acres harvested by our members in order to manage the quantity and quality of the sugarbeets available for processing. The harvest of the 2006 Red River Valley crop resulted in a total of 11.9 million tons or an average of 25.4 tons per acre harvested. This represents the largest Red River Valley crop and the highest tonnage per acre in our history. Also due to the large size of the 2006 Red River Valley crop, we commenced the harvest and processing of the crop in August 2006 as compared to a typical start-up in September. The processing of the 2006 Red River Valley crop was completed on June 7, 2007.

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

Based on results of recent yield trials and crop results, we expect that new sugarbeet varieties, including Roundup Ready® varieties, may continue to result in significant increases in the average sugarbeet crop yields over the next five years. As a result, we anticipate that there may need to be a reduction in the number of acres of sugarbeets that can be planted by each shareholder in order to match the sugarbeet crop volume to our processing and marketing capacity. This reduction, if necessary, would be accomplished by reducing the per share planting tolerance by an amount that may be material. Assuming there are no changes in other variables, the increased yield per acre expected to result from the continued use of the new sugarbeet varieties would allow shareholders to deliver substantially the same number of tons of sugarbeets to us from fewer acres. Individual shareholder profitability will continue to depend on the circumstances unique to each shareholder. We announced to our shareholders on November 1, 2007, that we are currently anticipating that our shareholders will be authorized to plant between 400,000 and 450,000 acres for the 2008 sugarbeet crop or approximately .8 to .9 acres per Preferred Stock. The Board of Directors will continue to establish the planting tolerance on an annual basis based on the facts existing at that time.

If we are unable to manage the quantity and quality of sugarbeets available for processing, we could experience adverse financial consequences that would impact both us and our members.

Increased profitability of alternative crops could adversely affect the desirability of growing sugarbeets.

The prices growers receive from crops other than sugarbeets could impact their decisions as to which crop to plant and how much to plant. Higher prices and increased profitability for alternative crops could negatively impact the desirability of growing sugarbeets for delivery to us for processing, our financial results, and our continued viability.

Federal, state and local environmental laws and regulations may impact our operations.

We are subject to extensive federal and state environmental laws and regulations with respect to water and air quality and solid waste disposal. We conduct on-going programs designed to meet these environmental laws and regulations. Changes in environmental laws or regulations or complying with existing environmental laws and regulations or enforcement action brought under such environmental laws and regulations might increase the cost of operating our facilities or result in significant capital investment. Any such changes or compliance costs could have adverse financial consequences to our profitability.

Item 2.                                        PROPERTY AND PROCESSING FACILITIES

The Company operates five sugarbeet processing factories in the Red River Valley and one in Sidney, Montana. The Company owns all of its factories and the land on which they are located. The factories range in size from 150,000 to 400,000 square feet. These properties are used in the Company’s sugar segment.

The location and processing capacity of the Company’s factories are:

Location	Approximate Daily Slicing Capacity (Tons of Sugarbeets)
Crookston, MN	5,900
East Grand Forks, MN	9,200
Moorhead, MN	5,900
Drayton, ND	7,000
Hillsboro, ND	9,000
Sidney, MT	6,400

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar. Each factory has space for sugarbeet storage, including ventilated storage sites. The Red River Valley factories also have cold storage facilities. Each of these factories is currently operating at or near its capacity. The Company owns molasses desugarization (MDS) plants at its East Grand Forks and Hillsboro facilities. The MDS plants process molasses to extract additional sugar. The Company has sugar packaging facilities located at the Moorhead, Hillsboro, Crookston, East Grand Forks and Sidney factories.

The Company also owns a sugarbeet processing plant in Torrington, Wyoming. The Torrington, Wyoming, facility is leased on a long-term basis to another sugar company.

ProGold owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill. The corn wet-milling plant is capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products. This property is used in the Company’s leasing segment. On November 6, 2007, ProGold entered into an amended lease agreement with Cargill that supersedes and replaces the existing 10 year lease between ProGold and Cargill and provides that (1) Cargill will pay ProGold average annual rental payments equal to $21,900,000, and (2) that the term of the lease be extended until December 31, 2017.

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

Four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA. While the Company was not a party to any of these administrative proceedings, it was, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings. Each of the proceedings has completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations. An appeal of one of the decisions was subsequently filed by another company. The decision by the chief judicial officer of the USDA was upheld in this appeal by a decision of the United States District Court. The decision of the United States District Court has been appealed to the Ninth Circuit Court of Appeals. If this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

The outcome of any contested matter is never certain and the eventual decisions in the matters identified above may result in a reduction of the Company’s marketing allocations which would adversely impact the amount of sugar the Company could produce and market.

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2007.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2007, the Company had 2,878 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding. There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2007	2006	2005	2004	2003

Net Revenues	$1,222,170	$1,005,716	$965,474	$1,033,088	$829,246
Net Proceeds (1)	$601,392	$445,091	$373,260	$473,122	$361,902
Total Assets	$875,315	$839,997	$774,024	$822,155	$809,751
Long-Term Debt, Net of Current Maturities	$157,974	$200,037	$216,842	$250,086	$286,922
Members’ Investments	$333,885	$323,256	$315,698	$303,426	$270,346
Property and Equipment Additions, net of retirements	$63,032	$45,453	$42,595	$30,347	$46,578
Working Capital	$36,929	$58,214	$47,514	$58,673	$49,572
Ratio of Long-Term Debt to Equity (2)	.47:1	.62:1	.69:1	.82:1	1.06:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2007	2006	2005	2004	2003

Acres harvested	509	507	526	537	546
Tons purchased	12,845	9,628	10,217	10,982	9,485
Tons purchased per acre harvested	25.3	19.0	19.4	20.4	17.6
Sugar Content of Sugarbeets	18.2%	18.0%	17.8%	18.5%	17.1%
Sugar hundredweight
Produced	37,193	29,728	30,524	33,829	26,746
Sold, including purchased sugar	35,236	29,691	31,509	33,835	27,077
Purchased sugar sold	7	45	523	36	707
Agri-Products tons
Produced	930	717	732	876	760
Sold	898	721	761	864	718

(1) Net Proceeds are the Company’s gross revenues, less the costs and expenses of producing and marketing sugar, agri-products and sugarbeet seed, but before payments to members for sugarbeets. (For a more complete description of the calculation of the payment to members for sugarbeets, see “Item 1. Business – Raw Materials.”)

(2) Calculated by dividing the Company’s long term debt, exclusive of the current maturities of such debt, by members’ investments.

(3) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (i.e., information for the fiscal year ended August 31, 2007 relates to the crop of 2006). Crop data for fiscal years 2003 through 2006 reflect the combined data of the Red River Valley crop and the Sidney crop.

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

The Company has long-term debt availability with CoBank, ACB of $202.2 million, of which $82.5 million in loans and $69.3 million in long-term letters of credit were outstanding as of August 31, 2007. The unused long-term line of credit as of August 31, 2007 was $50.4 million. In addition, the Company has long-term debt outstanding, as of August 31, 2007, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $7.1 million from a private placement of Senior Notes that occurred in January of 2003; $47.9 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $1.6 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $360 million, of which there was no outstanding balance as of August 31, 2007, and a line of credit with Wells Fargo Bank for $1 million, of which there was no outstanding balance as of August 31, 2007. The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $25.0 million was outstanding as of August 31, 2007. The Company had $2.2 million of short-term letters of credit outstanding as of August 31, 2007. The unused short-term line of credit as of August 31, 2007 was $333.8 million. Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding commitments totaling $13.8 million as of August 31, 2007 for equipment and construction contracts related to various capital and maintenance projects.

On May 1, 2007, the Company acquired CIT Capital USA Inc.’s 50 percent ownership interest in Crystech for $1.5 million. This acquisition resulted in the Company’s 100 percent ownership of Crystech. Effective May 31, 2007, Crystech was dissolved with all assets and liabilities transferred to the Company.

As of August 31, 2007, Midwest had outstanding short-term debt with CoBank, ACB of $5.6 million, of which $2.6 million was guaranteed by the Company.

The net cash provided by operations was $95.5 million for the year ended August 31, 2007, as compared to $105.3 million for the previous year. This decrease of $9.8 million was primarily due to changes in the amount due growers of $70.4 million and advances to related parties of $12.3 million, which were partially offset by the changes in receivables of $ 39.1 million, in accounts payable of $11.9 million, in inventories of $10.3 million and in unit retains withheld of $9.1. The change in the amounts due growers was primarily due to a much larger increase in the final actual grower payment in 2006 as compared to the previous year along with an increase in the current year final actual grower payment due to the larger Red River Valley crop. The change in receivables was due to the substantial increase in 2006 as compared to the previous year. The change in inventories was due primarily to an increase in the quantity of product inventories this year resulting from the larger Red River Valley crop. The change in unit retains withheld was also due to the larger Red River Valley crop this year.

The net cash used in investing activities was $64.2 million for the year ended August 31, 2007, as compared to $41.7 million for the previous year. The increase of $22.5 million was primarily related to increased purchases of property and equipment and the acquisition of CIT Capital USA Inc.’s 50 percent ownership interest in Crystech partially offset by lower equity distributions from CoBank, ACB.

The net cash used in financing activities was $31.4 million for the year ended August 31, 2007 as compared to $63.6 million for the previous year. This decrease of $32.2 million was primarily due to increased borrowings of short-term debt of $45.1 million, decreased unit retain payments of $2.1, partially offset by increased payments on long term debt of $11.2 million and decreased proceeds from the issuance of long-term debt of $3.8 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, unit retains and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2007:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$189,201	$31,227	$48,950	$42,476	$66,548
Interest on Fixed Rate L-T Debt	73,897	8,076	17,390	7,631	40,800
Purchase Obligations	47,092	28,117	18,655	151	169
Operating Lease Obligations	52,370	1,598	15,947	11,284	23,541
Other Long-Term Obligations(1)	50,835	8,817	7,872	4,951	29,195
Pension Plan Contributions(2)	—	—

Total Contractual Obligations	$413,395	$77,835	$108,814	$66,493	$160,253

(1) Accrued Employee benefits of $3.8 million with corresponding offsetting assets and requiring no future payments have been excluded from the amounts presented. Other Long-Term Liabilities of $1.7 million, which relate to deferred revenue and accrued liabilities also requiring no future payments, have also been excluded from the table.

(2) The Company does not expect to make any contributions to the pension plans during the next fiscal year. Contributions for future years are not known at this time and therefore are not included in the above table. The Company expects to make contributions in the next fiscal year of approximately $3.3 million related to Supplemental Executive Retirement Plans. This amount is reflected in Other Long-Term Obligations in the above table.

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

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2007 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy – RP-2000 Mortality Table; Retirement Age – graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 8.00 percent compounded annually for funding;  Discount Rate- 6.37 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2007 were as follows: Healthcare Cost Trend - a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2007. The rate is assumed to decline to 5.0 percent over the next five years. For participants age 65 and older, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007. The rate is assumed to decline to 6.0 percent over the next five years; Discount Rate- 6.37 percent compounded annually.

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

Comparison of the Years Ended August 31, 2007 and 2006

Due to the large size of the 2006 Red River Valley crop, the Company instituted an eight percent reduction in the number of acres harvested by its members, approximately 40,000 acres, in order to manage the quantity and quality of the sugarbeets available for processing during fiscal 2007. Also due to the large size of the 2006 Red River Valley crop, the Company commenced the harvest and processing of the crop in August of 2006 as compared to a typical start-up in September. All the costs incurred prior to the beginning of the Company’s 2007 fiscal year that related to receiving and processing the 2006 sugarbeet crop were deferred in fiscal 2006 and recognized in fiscal 2007. Similarly, the net realizable values of products produced prior to the beginning of the Company’s 2007 fiscal year that related to the 2006 sugarbeet crop were deferred in fiscal 2006 and recognized in fiscal 2007.

The harvest of the sugarbeet crop (Red River Valley crop and Sidney crop) grown during 2006 and processed during fiscal 2007 produced a total of 12.8 million tons of sugarbeets, or approximately 25.3 tons of sugarbeets per acre from approximately 507,000 acres. This represents an increase in total tons harvested of approximately 33.4 percent compared to the 2005 crop. The sugar content of the 2006 crop was 18.2 percent as compared to the 18.0 percent sugar content of the 2005 crop. The Company produced a total of approximately 37.2 million hundredweight of sugar from the 2006 crop, an increase of approximately 25.1 percent compared to the 2005 crop. The Company experienced higher sales volumes for most of its products this fiscal year as compared to the previous fiscal year and the average selling prices for most of these products increased due to supply and demand factors. Net Proceeds from Member and Non-Member Business for fiscal 2007 were 35.1 percent higher than in fiscal 2006. This increase is primarily the result of the increased size and quality of the crop harvested and processed in 2007.

Revenue for the year ended August 31, 2007, was $1.2 billion, an increase of $216.5 million from 2006. The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2007, as compared to the previous year.

Product	Revenue	Selling Price	Volume
Sugar	21.8%	2.6%	18.7%
Pulp	20.1%	-0.7%	20.9%
Molasses	167.5%	15.0%	132.7%
CSB	25.5%	22.7%	2.3%
Betaine	-13.9%	11.4%	-22.7%

The substantial increase in the volume of molasses sold was a result of the increased amount of molasses available from the larger crop this year exceeding the ability to process the molasses through the desugarization facilities. The decrease in the volume of betaine sold was primarily a result of the timing of sales this year as compared to last year.

Rental revenue on the ProGold operating lease was $24.9 million and $25.1 million for the years ended August 31, 2007 and 2006, respectively.

Cost of sales for the year ended August 31, 2007, exclusive of payments to members for sugarbeets, increased $19.6 million as compared to fiscal 2006. Operating costs increased $41.5 million primarily as a result of harvesting 33.4 percent more sugarbeets and processing 29.4 percent more sugarbeets during fiscal 2007 as compared to the previous year. Improved factory slice efficiencies, lower coal costs and reduced energy usage partially offset the impact of the volume increases. The costs associated with sugar purchased to meet customer needs decreased by $1.7 million from 2006 due to an earlier campaign start-up this year and increased sugar production. At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the year ended August 31, 2007 was $40.4 million as compared to an increase of $21.0 million for the year ended August 31, 2006 resulting in a $19.4 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2007	2006	Change
Beginning Product Inventories at Net Realizable Value	$116.0	$95.0	$21.0	(1)

Ending Product Inventories at Net Realizable Value	(156.4)	(116.0)	(40.4	)(2)

Increase in the Net Realizable Value of Product Inventories	$(40.4)	$(21.0)	$(19.4)

(1) The change is primarily due to a 21 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2006 as compared to August 31, 2005.

(2) The change is primarily due to a 47 percent increase in the hundredweight of sugar inventory as of August 31, 2007 as compared to August 31, 2006 partially offset by a 10 percent decrease in the per hundredweight net realizable value of sugar inventory as of August 31, 2007 as compared to August 31, 2006.

Selling, general and administrative expenses increased $35.6 million from 2006. Selling expenses increased $34.3 million primarily due to an increase in the volume of sugar, pulp and molasses sold resulting in increased shipping and handling expenses. General and Administrative expenses increased $1.3 million due to general cost increases.

Interest expense increased $1.2 million in 2007 as compared to the previous year. This reflects an increased average borrowing level and a higher average interest rate for short-term debt partially offset by a lower average balance and a lower average interest rate for long-term debt.

The decrease of $3.4 million in Other, Net was primarily the result of the receipts of sales tax and property tax refunds of $3.0 million in 2006.

Non-member business activities resulted in a gain of $2.3 million in 2007, as compared to a gain of $2.2 million in 2006. The slight increase was primarily due to increased earnings from the activities of ProGold partially offset by reduced income from Sidney Sugars.

Payments to members for sugarbeets, net of unit retains declared, increased by $147.0 million from $416.4 million in 2006 to $563.4 million in 2007. This was primarily due to the increased size and quality of the crop harvested and processed in 2007.

Comparison of the Years Ended August 31, 2006 and 2005

The harvest of the sugarbeet crop grown during 2005 and processed during fiscal 2006 produced a total of 9.6 million tons of sugarbeets, or 19.0 tons of sugarbeets per acre from 507,000 acres. This represents a decrease in total tons harvested of 5.8 percent compared to the 2004 crop. The sugar content of the 2005 crop was 18.0 percent as compared to the 17.8 percent sugar content of the 2004 crop. The Company produced a total of 29.7 million hundredweight of sugar from the 2005 crop, a decrease of 2.6 percent compared to the 2004 crop. While the Company experienced lower sales volumes for most of its products for the 2006 fiscal year as compared to the previous fiscal year, the average selling prices for most products increased due to supply and demand factors. Net Proceeds from Member and Non-Member Business for fiscal 2006 were 19.2 percent higher than in fiscal 2005. This increase was primarily the result of the increase in average selling prices being partially offset by lower production volumes, higher processing costs and selling expenses.

Revenue for the year ended August 31, 2006, was $1.0 billion, an increase of $40.2 million from 2005. The table below reflects the percentage changes in product revenue, prices and volumes for the year ended August 31, 2006 as compared to the previous year.

Product	Revenue	Selling Price	Volume
Sugar	4.5%	10.9%	-5.8%
Pulp	6.6%	3.5%	3.0%
Molasses	-18.2%	22.4%	-33.2%
CSB	3.0%	19.6%	-13.9%
Betaine	4.6%	19.8%	-12.7%

Rental revenue on the ProGold operating lease was $25.1 million and $26.1 million for the years ended August 31, 2006 and 2005, respectively.

Cost of sales for the year ended August 31, 2006, exclusive of payments to members for sugarbeets, decreased $35.9 million as compared to fiscal 2005. At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the year ended August 31, 2006 was $21.0 million as compared to a decrease of $12.0 million for the year ended August 31, 2005 resulting in a $33.0 million favorable change in the cost of sales between the two years as shown in the table below.

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2006	2005	Change
Beginning Product Inventories at Net Realizable Value	$95.0	$107.0	$(12.0	)(1)

Ending Product Inventories at Net Realizable Value	(116.0)	(95.0)	(21.0	)(2)

(Increase) Decrease in the Net Realizable Value of Product Inventories	$(21.0)	$12.0	$(33.0)

(1) The change is primarily due to a 10 percent decrease in the hundredweight of sugar inventory as of August 31, 2005 as compared to August 31, 2004.

(2) The change is primarily due to a 21 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2006 as compared to August 31, 2005.

The costs associated with sugar purchased to meet customer needs decreased by $12.5 million resulting from an earlier campaign start-up. The cost recognized associated with the non-member sugarbeets increased $4.7 million for the year ended August 31, 2006, when compared to the previous year. This increase was primarily due to higher sugar net selling prices and more sugarbeets harvested at Sidney Sugars. Operating costs increased $5.0 million due in part to higher prices related to energy products and major supplies partially offset by harvesting 5.8 percent fewer sugarbeets and processing 4.8 percent fewer sugarbeets than in the previous year.

Selling, general and administrative expenses increased $7.5 million from 2005. Selling expenses increased $6.3 million primarily due to higher freight, warehousing and packaging costs. General and Administrative expenses increased $1.2 million due to general cost increases.

Lower average long-term debt borrowing levels partially offset by higher average short-term interest rates resulted in interest expense, net remaining relatively level between the fiscal years ended August 31, 2006 and 2005.

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

2007 Crop and Estimated Fiscal Year 2008 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2007 sugarbeet crop. This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2007 sugarbeet crop. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2007 is estimated to produce a total of 12.3 million tons of sugarbeets, or approximately 23.2 tons of sugarbeets per acre from approximately 529,000 acres. This represents a decrease in total tons harvested of approximately 4.5 percent compared to the 2006 crop. The sugar content of the 2007 crop is estimated to be 18.0 percent as compared to the 18.2 percent sugar content of the 2006 crop. The Company expects to produce a total of approximately 34.9 million hundredweight of sugar from the 2007 crop, a decrease of approximately 6.3 percent compared to the 2006 crop.

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

Item 8.                                      FINANCIAL STATEMENTS

The consolidated financial statements of the Company for the fiscal years ended August 31, 2007, 2006 and 2005 have been audited by Eide Bailly LLP, an independent registered public accounting firm. Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.                                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                             CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2007. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of the Company consists of three directors from each of the five Red River Valley factory districts. Directors must hold common stock of the Company or must be representatives of such shareholders belonging to the district they represent and are elected by the members of that district. In the case of a holder of common stock who is other than a natural person, a duly appointed or elected representative of such shareholder may serve as a director. The directors were elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from each Red River Valley factory district. A director cannot serve more than four consecutive three-year terms.

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires December

David J. Kragnes (Chairman) 10600 60th St. N. Felton, MN 56536	55	Moorhead	1995	2007

Michael A. Astrup (Vice-Chairman) PO Box 219 Dilworth, MN 56529	54	Moorhead	1996	2008

William Baldwin 8244 144th Ave. NE St Thomas, ND 58276	61	Drayton	2004	2007

Richard Borgen 1544 Co. Highway 39 Perley, MN 56574	58	Moorhead	1997	2009

John Brainard 204 6th St. W Ada, MN 56510	47	Hillsboro	2005	2008

Brian R. Erickson 824 James Ave. S.E. East Grand Forks, MN 56721	59	East Grand Forks	2005	2008

Robert M. Green 220 Park St. Saint Thomas, ND 58276	52	Drayton	2005	2008

John F. Gudajtes 15363 County Road 15 Minto, ND 58261	58	East Grand Forks	2003	2009

Curtis E. Haugen 45508 300th St. NW Argyle, MN 56713	46	East Grand Forks	2001	2007

Francis L. Kritzberger RR 1, Box 22 Hillsboro, ND 58045	62	Hillsboro	1996	2009

Jeff D. McInnes RR 2 Box 140 Hillsboro, ND 58045	50	Hillsboro	2001	2007

Ronald E. Reitmeier 30928 220th St. S.W. Fisher, MN 56723	62	Crookston	1996	2008

Jim A. Ross 25669 328th Ave. S.W. Fisher, MN 56723	57	Crookston	1998	2007

Neil C. Widner PO Box 47 Stephen, MN 56757	56	Drayton	2000	2009

Steve Williams 515 Thompson Ave. Fisher, MN 56723	56	Crookston	2006	2009

Below is the biographical information on each Director.

David J. Kragnes. Mr. Kragnes has been a director since 1995 and has served as Chairman since 2005. Mr. Kragnes has been a farmer since 1972, with his farming operation located near Felton, Minnesota. Mr. Kragnes serves as Chairman of the Board of Directors of United Sugars Corporation. Mr. Kragness also serves on the Board of Directors of Midwest Agri-Commodities Company, the Board of Governors of ProGold Limited Liability Company and is a director for the American Sugarbeet Growers Association.

Michael A. Astrup. Mr. Astrup has been a director since 1996 and has served as Vice-Chairman since 2005. Mr. Astrup has been a farmer since 1976, with his farming operations located near Dilworth, Minnesota. Mr. Astrup serves on the Board of Directors of United Sugars Corporation, the Board of Governors of ProGold Limited Liability Company and is a director of the American Sugarbeet Growers Association.

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

John Brainard. Mr. Brainard has been a director since 2005. Mr. Brainard has been a sugarbeet grower since 1998. Mr. Brainard is a past director of the Minnesota Farm Bureau and has served on the executive committee of the Red River Valley Sugarbeet Growers Association. Mr. Brainard currently serves as a director of the American Sugarbeet Growers Association.

Brian R. Erickson. Mr. Erickson has been a director since 2005. Mr. Erickson has been a sugarbeet grower for over 20 years. Mr. Erickson has served as a director and Chairman of the East Grand Forks Economic Development and Housing Authority. Mr. Erickson currently serves on the Board of Directors of Midwest Agri-Commodities Company.

Robert M. Green. Mr. Green has been a director since 2005. Mr. Green has been a sugarbeet grower since 1976. Mr. Green served 12 years as a director of the Red River Valley Sugarbeet Growers Association and is currently a director of the Wells Fargo Bank in Grafton, ND. Mr. Green serves as a director for the American Sugarbeet Growers Association.

John F. Gudajtes. Mr. Gudajtes has been a director since 2003. Mr. Gudajtes has farmed in the Minto, North Dakota area since 1967 and is the President of Gudajtes Farms. Mr. Gudajtes has been the President of the Walsh County Historical Society for three years.

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

Jim A. Ross. Mr. Ross has been a director since 1998. Mr. Ross has farmed near Fisher, Minnesota, since 1971. Mr. Ross also serves on the Board of Governors of ProGold Limited Liability Company.

Neil C. Widner. Mr. Widner has been a director since 2000. Mr. Widner has farmed near Stephen, Minnesota, since 1973. Mr. Widner serves on the Board of Directors of United Sugars Corporation and as a Director for the American Sugarbeet Growers Association.

Steve Williams. Mr. Williams was elected as a director in 2006. Mr. Williams has farmed near Fisher, Minnesota since 1987. Mr. Williams has served as a director of the Red River Valley Sugarbeet Growers Association since 1998, and has served as its chairman since 2003. Mr. Williams resigned as president of the Red River Valley Sugarbeet Growers Association effective as of the commencement of his term as a director of the Company. Mr. Williams also serves on the board of directors and as president of the American Sugarbeet Growers Association; and as director of the Sugar Association, the Halstad Cooperative Telephone Company, and the Eldred Farmers Elevator.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting and controls, the annual independent audit of the Company’s consolidated financial statements and the legal compliance and ethics programs as established by management and the Board of Directors. The Audit Committee selects the independent public accountants, approves the fees and the scope and procedural plans of the audits of the Company’s consolidated financial statements. The Audit Committee administers the Company’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Company’s Code of Ethics. On August 31, 2007, the members of the Audit Committee were Neil C. Widner (Committee Chair), William Baldwin, Brian R. Erickson, Robert M. Green and Curtis E. Haugen.

As of August 31, 2007, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee. The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota. In accordance with the Minnesota cooperative law, the Amended and Restated Articles of Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock). Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets. Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC. To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

Executive Officers

The table below lists the principal officers of the Company, none of whom owns any shares of Common Stock or Preferred Stock. Officers are elected annually by the Board of Directors.

Name	Age	Position
David A. Berg	53	President and Chief Executive Officer
James J. Horvath	62	President and Chief Executive Officer (retired)
Thomas S. Astrup	39	Vice President-Finance and Chief Financial Officer
Joseph J. Talley	47	Chief Operating Officer
Brian F. Ingulsrud	44	Vice President-Administration
Daniel C. Mott	48	Secretary
Samuel S. M. Wai	53	Treasurer and Assistant Secretary
Mark L. Lembke	51	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	50	Director - Economic Analysis and Business Development, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	52	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy.	43	Treasury Operations Manager and Assistant Secretary

David A. Berg. Mr. Berg was named President in March 2007 and assumed the role as Chief Executive Officer in October 2007. Mr. Berg served as Vice President-Operations and Chief Operations Officer from January 2004 to March 2007. Mr. Berg was Vice President-Agriculture during the period December 2000 to January 2004 and Vice President-Administration during the period from October 1998 to December 2000. During the period from 1994 to 1998, Mr. Berg served as the Company’s Vice President-Business Development, Vice President-Strategic Planning, Director-Market Information, Manager of Marketing and Analysis and Manager-Economic Research. Mr. Berg currently serves on the Boards of Directors of United Sugars Corporation, Midwest Agri-Commodities Company and Sidney Sugars Incorporated.

James J. Horvath. Mr. Horvath served as President and Chief Executive Officer from May 1998 until his retirement in October 2007. Mr. Horvath served as Chief Financial Officer from 1996 to 1998. From 1994 to 1996, Mr. Horvath served as the Company’s Vice President-Joint Ventures as well as Chief Manager and Chief Operating Officer of ProGold Limited Liability Company. Mr. Horvath also served as the Company’s Vice President-Finance from 1985 to 1994.

Thomas S. Astrup. Mr. Astrup was named the Company’s Vice President-Finance and Chief Financial Officer in May 2007. Mr. Astrup was named the Chief Operating Officer and Chief Financial Officer of Sidney Sugars Incorporated in May 2007. Mr. Astrup served as the Company’s Vice President-Agriculture from 2004 to 2007. Mr. Astrup was the Company’s Vice President-Administration from 2000 to 2004 and the Company’s Corporate Controller, Assistant Treasurer and Assistant Secretary from 1999 to 2000. From 1997 until 1999, Mr. Astrup held the position of Controller for Midwest Agri-Commodities Company. Mr. Astrup was the Corporate Accountant for ProGold Limited Liability Company from 1994 to 1997. Mr. Astrup currently serves on the Board of Directors for Sidney Sugars Incorporated and on the ProGold Limited Liability Company Board of Governors.

Joseph J. Talley. Mr. Talley was named the Company’s Chief Operating Officer in May 2007. Mr. Talley was named as the Chairman of the Board and Chief Executive Officer of Sidney Sugars Incorporated in May 2007. Mr. Talley served as Vice President-Finance and Chief Financial Officer of the Company from 2003 to 2007. Mr. Talley was the Company’s Vice President-Finance from 1998 to 2003. Mr. Talley also served as Chief Operating Officer of Sidney Sugars Incorporated from 2002 to 2007. Mr. Talley served as the Company’s Treasurer and Finance Director, Assistant Treasurer and Assistant Secretary from 1996 until his appointment as Vice President-Finance in 1998. Mr. Talley served as Finance Director of ProGold Limited Liability Company from 1994 through 1996. He currently serves on the Board of Governors for ProGold Limited Liability Company.

Brian F. Ingulsrud. Mr. Ingulsrud was named Vice President-Administration in February 2004. From 2000 to 2004, he served as the Corporate Controller, Assistant Secretary and Assistant Treasurer. Mr. Ingulsrud served as Director of Agriculture Strategy and Development from 1999 to 2000, Financial Planning Manager from 1997 until 1998, and Factory Offices Manager from 1995 until 1997.

Daniel C. Mott. Mr. Mott became the Company’s Secretary in 1999. Previously, he had served as Assistant Secretary since 1995. Mr. Mott also serves as the Company’s General Counsel. He is a Shareholder in the law firm of Fredrikson & Byron, P.A. Mr. Mott is not an employee of the Company.

Samuel S. M. Wai. Mr. Wai was named the Company’s Treasurer and Assistant Secretary in 1999. He served as the Company’s Corporate Controller from 1996 until 1999 and was the Company’s Treasurer from 1985 to 1996. He held various financial positions with the Company from 1979 to 1985. Mr. Wai also serves as Treasurer of the American Crystal Sugar Political Action Committee and on the Board of Directors of the Institute of Cooperative Financial Officers.

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

Item 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis addresses the compensation paid to the individuals who served as our Chief Executive Officer, President and Chief Financial Officer for fiscal year 2007, as well as our Chief Operating Officer and Vice President of Administration who were all serving as executive officers as of August 31, 2007, all of whom are identified on the Summary Compensation Table immediately following this report (“Named Executive Officers”). Immediately following this compensation discussion and analysis is the Compensation Committee Report of the Board of Directors (the “Committee Report”). Members of the Compensation Committee were in their role for fiscal year 2007.

Purpose and Philosophy

We believe that strong leadership is a key component of success. To be successful, we must be able to attract, retain and motivate leaders with the skills necessary to excel in an integrated cooperative environment and understand key business and technical matters related to the diverse business influences that result from growers and owners, marketing partnerships and activities, technical manufacturing processes, and government policy. Our goal is to provide a competitive compensation package to our Named Executive Officers combining total direct compensation, retirement income and other benefits.

Total direct compensation, which includes base salary, short-term cash incentive compensation and long-term incentive compensation, is measured against comparable companies in the market in which we compete.

We believe the market in which we compete for executive talent consists of companies of a similar size, generally $500 million to $2 billion in annual revenue, in the North Central United States with an emphasis on companies with manufacturing operations. We further believe that the market also includes privately owned businesses in general and exclusively as it relates to long-term incentive compensation because of the structure and nature of our business. Therefore, we have compared our compensation versus compensation data points for these types of companies (our market).

We engaged Hay Group, Inc. in 2006 to provide compensation market information for our Named Executive Officers for fiscal year 2007. In 2007, our management, on behalf of the Compensation Committee and Board of Directors retained Towers Perrin, an outside compensation consultant (“Compensation Consultant”), to prepare market-based compensation data comparing compensation information for our Named Executive Officers with that of executive officers in our market. This analysis used market data from published national survey sources, including Towers Perrin and Watson Wyatt. In addition, pay data from the proxy materials from a group of comparative companies was referenced. This group of companies, together with the survey sources, was intended to represent the market in which we believe we compete for executive talent and includes:

•   Actuant Corporation
•   Ameron International Corp.
•   Arctic Cat Inc.
•   Barnes Group Inc.
•   Brady Corporation
•   Constar International Inc.
•   Donaldson Company, Inc.
•   Gardner Denver, Inc.
•   Graco Inc.
•   Herman Miller, Inc.
•   IDEX Corporation
•   Imperial Sugar Company
•   JLG Industries, Inc.
•   Magellan Midstream Partners, L.P.
•   Milacron Inc.
•   Mine Safety Appliances Co
•   Minn-Dak Farmers Cooperative
•   MSC Industrial Direct Co.
•   OMNOVA Solutions Inc.
•   Packaging Corporation of America
•   Rayonier Inc.
•   Schweitzer-Mauduit International, Inc.
•   Stewart & Stevenson Services, Inc.
•   Sybron Dental Specialties
•   The Toro Company
•   Thomas & Betts Corporation

This data was provided to the Compensation Committee in early 2007, and was utilized to establish market based pay practices for each of the Named Executive Officer positions.

Our base pay midpoint for our Chief Executive Officer and President is projected to represent less than the median of the market and total direct compensation is projected to be near the lower quartile of the market. Currently, we target our other Named Executive Officers’ base pay midpoint near the median of the market and total direct compensation near the lower quartile of our market. The Compensation Committee determined that total direct compensation as established was appropriate and reflects the compensation principles outlined in this report.

While market based information is important in terms of setting pay practices, it is not the only factor considered when making individual executive compensation decisions. Other factors considered when making individual executive compensation decisions include individual roles and responsibilities, performance, reporting structure and internal pay relationships.

Process

The Compensation Committee of the Board of Directors is responsible for annually reviewing and recommending to the Board of Directors the base salary and performance objectives for the incentive compensation (both short-term and long-term) of the Chief Executive Officer and President, as well as the performance objectives for long-term incentive compensation for all Named Executive Officers. Board action on recommendations is taken by a vote of all of the directors, none of whom are members of management. Decisions on executive compensation made by the Compensation Committee, the Board or the President or Chief Executive Officer have been guided by our compensation philosophy discussed above.

Our Chief Executive Officer and President set base salary and the annual performance objectives for the short-term incentive compensation for the other Named Executive Officers. The prospective base salary and annual performance objectives for the other Named Executive Officers are reviewed with the Board of Directors prior to being finalized by the Chief Executive Officer and President.

On March 21, 2007, our Board of Directors elected David Berg as President and determined his base salary for the remainder of fiscal year 2007. Prior to this election, James Horvath served as our

Chief Executive Officer and President. Mr. Horvath’s base salary and objectives for incentive compensation were set by the Board of Directors for fiscal year 2007 at the beginning of the fiscal year. Mr. Horvath will continue to serve as our Chief Executive Officer until he retires. Upon Mr. Horvath’s retirement, Mr. Berg will continue to be President and will also assume the position of Chief Executive Officer. In connection with his election, Mr. Berg was given responsibility for reviewing and determining the base salary for the other Named Executive Officers (excluding the Chief Executive Officer) for the remainder of 2007.

Elements of Compensation

The elements of compensation paid to our Named Executive Officers for 2007 are as follows:

•      Base salary

•      Short-term cash incentive compensation

•      Long-term incentive compensation

•      Retirement and other benefits

•      Perquisites

•      Severance for our Chief Executive Officer and President

Each of the above are more completely described below.

Base Salary

The objective of the level of base salary paid to our Named Executive Officers is to reflect individual roles and responsibilities, performance, reporting structure, and internal pay relationships with respect to market competitiveness. All established base salaries for fiscal year 2007 for our Named Executive Officers were in accordance with our compensation philosophy described earlier in this report.

The base salary for our Chief Executive Officer, Mr. Horvath, was approved by the Board of Directors on September 27, 2006. At the same time, the Chief Executive Officer determined the initial base salaries for the other Named Executive Officers for the first part of fiscal year 2007.

The base salary of our President, Mr. Berg, was set by the Board of Directors in March 2007 based on the comparable market data provided by our Compensation Consultant. The Chief Executive Officer, Mr. Horvath’s, salary remained the same.

In connection with the election of the President, the duties, responsibilities and titles of our Named Executive Officers changed. Joseph Talley, who served as Chief Financial Officer until May 7, 2007, became our Chief Operating Officer, a newly created executive officer position that combined the responsibility of Vice President of Operations and Vice President of Agriculture. Thomas Astrup, who served as our Vice President of Agriculture until May 7, 2007, became our Chief Financial Officer. Our President, Mr. Berg, determined the base salary for our other Named Executive Officers for the remainder of fiscal year 2007.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is designed to reward the Named Executive Officers for their individual performance and our financial performance for the most recently completed fiscal year. Short-term cash incentive compensation is paid in cash following the close of the fiscal year.

Short-term cash incentive compensation provides an annual cash incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers who meet performance objectives. For fiscal year 2007, our Chief Executive Officer had an opportunity to receive an additional 45% of his base salary, and the other Named Executive Officers had an opportunity to receive an additional 35% of their base salary, by meeting “target” performance levels. Actual awards are determined based on the different performance levels achieved by the Named Executive Officers. The potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 90% for outstanding performance for the Chief Executive Officer. The potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 70% for outstanding performance for our other Named Executive Officers.

The Chief Executive Officer’s performance objectives were weighted with 50% of the potential award based on our overall financial performance and 50% of the potential award based on the Chief Executive Officer’s individual performance objectives as established by the Board of Directors. For the other Named Executive Officers, annual performance objectives were determined by the Chief Executive Officer at the beginning of fiscal year 2007, with 40% based on our overall financial performance and 60% based on the achievement of individual performance objectives, including personal effectiveness. Our overall financial performance objectives are based on the final gross beet payment for the fiscal year and total on-farm profits. Total on farm profits are equal to total gross beet payment minus the product of Total Harvested Acres multiplied by On-Farm Costs per Acre. On-Farm Cost per Acre is based on the Red River Valley Report from the Minnesota and North Dakota Farm Business Management Education Program.

The individual performance objectives of our Named Executive Officers are derived primarily from our strategic initiatives, which are comprised of ten general strategies:

•      Trade and policy leadership

•      Cost and revenue management

•      Agricultural gold standards

•      Beet storage excellence

•      Balanced and maximized slice and recovery

•      Maintenance excellence

•      Product quality

•      Safety

•      Training

•      Technology and automation

Each Named Executive Officer, based on his area of responsibility, is tasked with objectives based on our strategies. As indicated above, Mr. Horvath’s performance objectives for fiscal year 2007 were set by the Board of Directors. Prior to being elected President, Mr. Berg served as Vice President of Operations. In connection with that position, his performance objectives for 2007 were set by Mr. Horvath. The performance objectives for fiscal year 2007 for our other Named Executive Officers were set by Mr. Horvath at the beginning of fiscal year 2007 based on the positions then held by such executive officers.

The Board of Directors rated the Chief Executive Officer at the end of the fiscal year with respect to his achievement of his performance objectives, and his short-term cash incentive compensation for fiscal year 2007 is based on this rating. The President rated the other Named Executive Officers with respect to their individual achievement of their performance objectives and each of them received a short-term cash incentive compensation award based on that rating.

Long-Term Incentive Compensation

Long-term incentive compensation provides an incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers as a group who meet performance objectives. For fiscal year 2007, our Chief Executive Officer had an opportunity to receive an additional 40% of his base salary and the other Named Executive Officers had an opportunity to receive an additional 20% of their base salary assuming target performance levels. Actual awards are determined based on the performance level achieved by the Named Executive Officers as a group. The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 80% for outstanding performance for the Chief Executive Officer. The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 40% for outstanding performance for our other Named Executive Officers. Unlike our short-term cash incentive compensation, long-term incentive compensation awards are based on the performance level of our Named Executive Officers as a group. Forty-five percent (45%) of the performance objectives were based on the fiscal year’s actual on-farm profits as compared to historical profit levels while the other 55% was based on an assessment made by the Board of Directors regarding achievement of specific long-term performance objectives as established by the Board of Directors.

Our 2005 Long-Term Incentive Plan (2005 Plan) sets forth long-term incentive compensation available to our Named Executive Officers. Our 2005 Plan is designed to provide financial incentive awards through deferred compensation to reward the Named Executive Officers for long-term strategic performance and to encourage long-term commitment to our organization. Originally, our long-term incentive compensation was set forth in our 1999 Long-Term Incentive Plan (1999 Plan) which has been replaced by our 2005 Plan. Even though the 2005 Plan replaced the 1999 Plan, vested awards under the 1999 Plan are still governed by the 1999 Plan. The 1999 Plan and the 2005 Plan are substantially similar.

Under the 2005 Plan, a long-term incentive award may be granted to a Named Executive Officer in the form of contract rights, cash, or in a combination of both cash and contract rights (incentive awards). The value of any contract rights granted is determined by our Board of Directors. To date, all incentive awards granted have been in the form of contract rights. Incentive awards vest over a three-year period, with the first vesting occurring one year after the grant. Vested incentive awards may be redeemed at the discretion of the Named Executive Officer and must be redeemed upon certain other events causing a termination of employment. Redemptions are in the form of cash payments that may be deferred by the Named Executive Officer. Named Executive Officers receive a profit per acre payment for vested contract rights based on the average profit per acre paid to our shareholders. Profit per acre payments are made to the Named Executive Officers in the same manner as our shareholders receive their crop payments. Profit per acre payments can be taken in cash or deferred until a later date.

The Board of Directors retains the discretion to determine the amount of any incentive awards to be made available to the Named Executive Officers with respect to a given fiscal year.

On September 26, 2007, 329.71 contract rights were granted to Named Executive Officers with respect to performance for the fiscal year ended August 31, 2007 at a value of $2,100 per contract right. Correspondingly, the redemption value of the contract rights previously granted to the Named Executive Officers under the 1999 and 2005 Plans were increased from $1,900 to $2,100 per contract right. Effective as of August 31, 2007, there were a total of 1,750.75 contract rights issued and outstanding to the Named Executive Officers under the 1999 and 2005 Plans, of which 1,177 were vested.

Retirement and other benefits

Retirement benefits are an important tool in achieving overall compensation objectives because they provide a financial security component and promote retention. Our Named Executive Officers participate in our retirement plans like any other employee. In addition, we provide a Supplemental Executive Retirement Plan (SERP) for our Named Executive Officers, which is a non-qualified defined contribution and defined benefit plan designed to replace benefits executives would have received if not for limits imposed by Code Section 401(a)(17) and 402(g). The Named Executive Officers may elect to defer a portion of base salary by regular payroll deductions under the SERP, and may also defer 100% of all short-term incentive compensation and long-term incentive compensation awards or payments related to any such awards. All amounts contributed to the SERP are held in a trust with two investment options and are subject to the claims of our creditors. The pension component of the SERP is “unfunded” with all amounts to be paid from our general assets, to the extent available, when due.

Our Named Executive Officers participate in our fully insured long-term disability program for all nonunion employees to provide income protection in the event of permanent disability. The long-term disability plan is part of the core benefits we provide. The long-term disability plan provides a benefit equal to 60% of base pay with a maximum monthly benefit of $10,000. The Named Executive Officers pay tax on the value of the long-term disability premium, and as a result if they become disabled their benefit will not be taxable. Other nonunion employees are not taxed on the value of their long-term disability premium; therefore if they become disabled their benefit will be taxable. For the Named Executive Officers we began imputing the value of the premium to provide a tax-free benefit to partially offset the impact of receiving a disability benefit less than 60% of base pay because of the $10,000 monthly benefit limitation.

Perquisites

Our Compensation Committee and the Board of Directors believe perquisites should be modest, reasonable in terms of cost, and aligned with business needs and comparative to other salaried employees. Named Executive Officers may receive some or all of the following perquisites while employed: car allowance, cell phone, minimum of 4 weeks annual vacation accrual, reimbursement for income tax preparation and executive physicals. Additionally, the Chief Executive Officer and President are provided with a country club membership. The above-described perquisites cease upon retirement or separation of service with us.

Severance

If we terminate Mr. Horvath without cause he is entitled to receive a post-termination severance payment equal to three years of his base salary in effect on the date of termination. If we terminate Mr. Berg without cause he is entitled to receive a post-termination severance payment equal to two years of his base salary in effect on the date of termination. There are no compensatory plans or arrangements providing for payments to any of the other Named Executive Officers in conjunction with any termination of employment with us, including without limitation resignation, severance, retirement or constructive termination of employment by the Company. Furthermore, there are no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control or change in such Named Executive Officer’s responsibilities.

Employment Agreements

We entered into an employment agreement with Mr. Horvath effective May 15, 1998. The agreement provides that Mr. Horvath shall serve as an “at will” employee at the pleasure of the Board of Directors. The agreement also includes a three-year non-compete/non-solicitation agreement with Mr. Horvath, grants the Board of Directors the authority to establish Mr. Horvath’s base salary each year, and provides that he may participate in other benefit plans offered to employees.

On September 28, 2005, Mr. Horvath’s employment agreement was amended. Prior to this amendment, the employment agreement contained certain provisions that were a disincentive to Mr. Horvath continuing his employment with us beyond September 30, 2005 and other provisions that required amendment as a result of recent changes in the tax laws. The amendment: (1) eliminated the disincentive to Mr. Horvath to continue his employment with the Company; (2) changed certain vacation accruals so that Mr. Horvath accrues additional vacation days; and (3) made certain other changes required to comply with the recent changes to the tax laws.

If Mr. Horvath’s employment terminates due to retirement, a termination without cause, or disability, Mr. Horvath is entitled to receive:

•      Reimbursement for the cost of medical and dental coverage for himself and his spouse from the date of termination through their respective deaths;

•      Life insurance coverage equal to his base salary on the date of termination until he attains age 65, from age 65 to 70 equal to 50 percent of his base salary on the date of termination, and after age 70 equal to 25 percent of his base salary on the date of termination; and

•      Supplemental pension benefits equal to the difference between the cumulative amount of the retirement benefit he would have received computed as though he continued his employment to age 65 assuming compensation equal to or greater of: (1) the actual compensation paid twelve months immediately preceding termination (including annual short-term incentive compensation paid in only the most recently completed fiscal year) to be applied for the years remaining to age 65 (with actual compensation to be used for the years prior to the date of termination); or (2) the compensation paid for the period beginning October 1, 2004, and ending September 30, 2005, to be applied for each of the five years from age 60 to age 65, and in each case assuming 30 years of service actually attained as of the date of termination of employment or the date on which he attains age 65, with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse and the cumulative amount of the retirement benefits actually paid to Mr. Horvath.

If Mr. Horvath dies prior to terminating his employment with us, Mr. Horvath’s spouse is entitled to receive generally the same benefits that would have been provided to Mr. Horvath described above for the remainder of her life.

The present value, as of August 31, 2007, of providing medical and dental coverage to Mr. Horvath per the employment agreement was approximately $105,000. The present value of the supplemental pension benefits provided per the employment agreement and the present value of the SERP were approximately $1,600,000 and $1,500,000, respectively, as of August 31, 2007. Mr. Horvath has elected to receive lump-sum payouts of the supplemental pension benefits provided under the employment agreement and the benefits provided by the SERP. The lump-sum payouts will occur in January of the year following Mr. Horvath’s retirement.

We entered into an employment agreement with Mr. Berg effective March 21, 2007. The agreement provides that Mr. Berg shall serve as an “at will” employee at the pleasure of the Board of Directors. The agreement also includes a two-year non-compete/non-solicitation agreement with Mr. Berg. Mr. Berg will receive a gross base salary for serving as President with this base salary to increase at the time Mr. Berg assumes the position of Chief Executive Officer and President. Thereafter, the agreement grants the Board of Directors the authority to establish Mr. Berg’s base salary each year, and also provides that he may participate in other benefit plans offered to all employees.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee:

Jeff McInnes

John Gudajtes

Brian Erickson

John Brainard

Steve Williams

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended August 31, 2007. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers of the Company.

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Non-Equity Short- Term Incentive Plan Compensation (1)	Non-Equity Long- Term Incentive Plan Compensation (1),(2)	Non-Equity Long- Term Incentive Plan Compensation (1),(3)	Change in Pension Value and Nonqualified Deferred Compensation (NQDC) Earnings (4)	All Other Compensation (5)	Total
James J. Horvath - Chief Executive Officer	2007	$509,308	$388,616	$523,210	$263,156	$441,113	$48,738	$2,174,141

David A. Berg - President	2007	$278,308	$147,744	$141,049	$69,123	$60,817	$24,705	$721,746

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	2007	$227,769	$123,058	$113,271	$50,872	$23,052	$13,693	$551,715

Joseph J. Talley - Chief Operating Officer	2007	$267,308	$123,917	$117,372	$24,599	$47,562	$24,762	$605,520

Brian F. Ingulsrud - Vice President-Administration	2007	$200,769	$108,956	$81,703	$6,585	$28,455	$13,925	$440,393

(1)   Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer compensation into the Supplemental Executive Retirement Plan (SERP).

(2)   Represents the stated value of contract rights that were earned in fiscal year 2007, which was the year performance targets were achieved. Amounts also reflect the increase in value of the contract rights granted to the executives in prior years. At August 31, 2007, the Board of Directors increased the value of previously granted contract rights from $1,900 to $2,100. Contract rights vest equally over a three year period. For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form 10-K.

(3)   Represents the Profit-Per-Acre payments that were earned in fiscal year 2007, which was the year performance targets were achieved.

(4)   Components of Change in Pension Value and NQDC Earnings. See table below for details:

Change in Pension Value and Nonqualified Deferred Compensation Earnings

Name and Principal Position	Pension (A)	SERP-(Pension) (A)	Special Employment Agreement (A)	Preferential Interest on Non- Qualified Deferred Compensation (B)	Total
James J. Horvath - Chief Executive Officer	$69,779	$185,521	$148,461	$37,352	$441,113

David A. Berg - President	$39,956	$17,496	N/A	$3,365	$60,817

Thomas S. Astrup - Vice President- Finance and Chief Financial Officer	$15,623	$6,584	N/A	$845	$23,052

Joseph J. Talley - Chief Operating Officer	$22,129	$15,976	N/A	$9,457	$47,562

Brian F. Ingulsrud - Vice President- Administration	$26,852	$1,585	N/A	$18	$28,455

(A)  Represents the change in the present value of the accumulated benefits provided by the plan or agreement.

(B)  Interest is considered to be preferential if the rate paid to the executive exceeds 120% of the applicable long-term federal rate under the Interal Revenue Code. Amounts reported reflect only the interest that exceeds 120% of the applicable long-term federal rate.

(5)   Includes the cost of additional life insurance coverage, imputed value of long-term disability insurance, car allowance, reimbursement of health club dues, costs of tax return preparation, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash and flexible spending dollars into 401(k).

Grants of Plan-Based Awards

The following table discloses the grants of plan-based awards to each of the Company’s Named Executive Officers for the current year related to the 2005 Long-Term Incentive Plan (LTIP). The amounts of these awards that were expensed are shown in the Summary Compensation Table. The table below also discloses the estimated future payouts related to contract rights under the 2005 LTIP, Short-Term Incentive Plan (STIP) and the Profit-Per-Acre (PPA) payment under the 2005 LTIP.

Grants of Plan-Based Awards Table

Name and Principal			Units	Estimated Future Payouts Under Non-Equity Incentive Plan Awards - LTIP - Contract Rights (1)			Estimated Future Payouts Under Non- Equity Incentive Plan - STIP (2)			Estimated Future Payouts Under Non- Equity Incentive Plan Awards - PPA (3)
Position	Grant Date	Action Date	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
James J. Horvath - Chief Executive Officer (4)	8/31/2007	9/26/2007	167.90		$352,590		$0	$229,950	$459,900		$79,753

David A. Berg - President	8/31/2007	9/26/2007	46.23		$97,089		$0	$145,800	$291,600		$21,959

Thomas S. Astrup - Vice President- Finance and Chief Financial Officer	8/31/2007	9/26/2007	37.75		$79,281		$0	$83,650	$167,300		$17,931

Joseph J. Talley - Chief Operating Officer	8/31/2007	9/26/2007	44.40		$93,242		$0	$105,980	$211,960		$21,090

Brian F. Ingulsrud - Vice President- Administration	8/31/2007	9/26/2007	33.43		$70,196		$0	$76,440	$152,880		$15,879

(1)

The “Target” amounts represent contract rights at the 8/31/2007 stated value of $2,100 per contract right. These rights vest to the executive over three years. Theoretically the minimum received for these contract rights could be $0 and there is no maximum.

(2)	The amounts indicated represent future potential payments under the Short-Term Incentive Plan (STIP) based on the executives’ salary as of August 31, 2007.
(3)

The “Target” amount represents future Profit Per Acre (PPA) annual payments that will be paid to executives upon vesting and assuming a similar beet payment and on-farm costs to that experienced in fiscal year 2007. PPA payments are only paid on vested contract rights. Theoretically the minimum payment could be $0 and there is no maximum.

(4)

Mr. Horvath retired from the Company in October 2007 and as a result, he will not be eligible to receive future contract right grants, payments under the Short-Term Incentive Plan or Profit-Per Acre payments associated with the contract rights granted on August 31, 2007.

Pension Benefits

The table below reflects information for the Named Executive Officers pertaining to the Company’s Pension Plan, Supplemental Executive Retirement Plan and Special Employment Agreements.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
James J. Horvath - Chief Executive Officer	Retirement Plan A For Employees of ACSC (2)	22	$549,590	—

	Supplemental Executive Retirement Plan (3)	22	$1,513,981	—

	Mr. Horvath Employment Agreement (4)	30	$1,555,102	—

David A. Berg - President	Retirement Plan A For Employees of ACSC (2)	20	$275,370	—

	Supplemental Executive Retirement Plan (3)	20	$163,370	—

Thomas S. Astrup - Vice President- Finance and Chief Financial Officer	Retirement Plan A For Employees of ACSC (2)	13	$66,642	—

	Supplemental Executive Retirement Plan (3)	13	$17,437	—

Joseph J. Talley - Chief Operating Officer	Retirement Plan A For Employees of ACSC (2)	13	$122,936	—

	Supplemental Executive Retirement Plan (3)	13	$82,135	—

Brian F. Ingulsrud - Vice President- Administration	Retirement Plan A For Employees of ACSC (2)	16	$111,104	—

	Supplemental Executive Retirement Plan (3)	16	$2,188	—

(1)   Footnote (10), “Employee Benefit Plans”, of the Company’s Notes to the Consolidated Financial Statements discloses the significant assumptions used in calculating this benefit.

(2)   Refer to the Compensation, Discussion and Analysis (CD&A) section within this Form 10-K for a description of this benefit plan.

(3)   Refer to the Compensation, Discussion and Analysis (CD&A) section within this Form 10-K for a description of this benefit plan.

(4)   Refer to the Compensation, Discussion and Analysis (CD&A) section within this Form 10-K for a description of this benefit plan.

Non-Qualified Deferred Compensation

The table below reflects information for the Named Executive Officers pertaining to non-qualified deferred compensation. All non-qualified deferred compensation listed below is subject to claims of the Company’s creditors.

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End
James J. Horvath - Chief Executive Officer	$257,301	$23,882	$149,600	—	$2,078,519

David A. Berg - President	$11,882	$5,831	$56,859	—	$539,276

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	—	$3,568	$3,679	—	$47,129

Joseph J. Talley - Chief Operating Officer	$30,372	$5,626	$38,573	—	$525,807

Brian F. Ingulsrud - Vice President-Administration	—	$2,078	$405	—	$4,182

(1)   Executives may defer from 2% to 20% of eligible earnings above the limit for a qualified plan and up to 100% of incentive compensation (which includes short-term incentive comp, profit per acre payments and proceeds from the sale of contract rights). These amounts are included in the Summary Compensation Table.

(2)   Represents Company 401k matching above the IRS limit for a qualified plan. These amounts are included in the “All Other Compensation” column of the Summary Compensation Table.

(3)   Preferential interest included here as well as in the NQDC column of the Summary Compensation Table are as follows: Mr. Horvath - $37,352, Mr. Berg - $3,365, Mr. Astrup - $845, Mr. Talley - $9,457, and Mr. Ingulsrud - $18. Executives have the option of investing funds in an S&P 500 index fund or in a money market fund guaranteeing interest at prime as of January 2 of each calendar year. The 2007 and 2006 calendar year rates were 8.25% and 7.25%, respectively.

(4)   Distributions occur upon termination of employment and can be in a lump sum or in equal installments over a period not to exceed ten years.

Potential Payments upon Termination or Change-In-Control

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

If Mr. Horvath’s employment terminates due to retirement, a termination without cause, or disability, Mr. Horvath is entitled to receive:

•      Reimbursement for the cost of medical and dental coverage for himself and his spouse from the date of termination through their respective deaths;

•      Life insurance coverage equal to his base salary on the date of termination until he attains age 65, from age 65 to 70 equal to 50 percent of his base salary on the date of termination, and after age 70 equal to 25 percent of his base salary on the date of termination; and

•      Supplemental pension benefits equal to the difference between the cumulative amount of the retirement benefit he would have received computed as though he continued his employment to age 65 assuming compensation equal to or greater of: (1) the actual compensation paid twelve months immediately preceding termination (including annual short-term incentive compensation paid in only the most recently completed fiscal year) to be applied for the years remaining to age 65 (with actual compensation to be used for the years prior to the date of termination); or (2) the compensation paid for the period beginning October 1, 2004, and ending September 30, 2005, to be applied for each of the five years from age 60 to age 65, and in each case assuming 30 years of service actually attained as of the date of termination of employment or the date on which he attains age 65, with no reduction in benefits on account of an election by Mr. Horvath for any death benefit to be paid to his spouse and the cumulative amount of the retirement benefits actually paid to Mr. Horvath.

If Mr. Horvath dies prior to terminating his employment with us, Mr. Horvath’s spouse is entitled to receive generally the same benefits that would have been provided to Mr. Horvath described above for the remainder of her life.

The present value, as of August 31, 2007, of providing medical and dental coverage to Mr. Horvath per the employment agreement was approximately $105,000. The present value of the supplemental pension benefits provided per the employment agreement and the present value of the SERP were approximately $1,600,000 and $1,500,000, respectively, as of August 31, 2007. Mr. Horvath has elected to receive lump-sum payouts of the supplemental pension benefits provided under the employment agreement and the benefits provided by the SERP. The lump-sum payouts will occur in January of the year following Mr. Horvath’s retirement.

As of the filing of this report, Mr. Horvath’s retirement has become effective and the above described change-of-control payments are no longer applicable.

On March 21, 2007, the Company and Mr. Berg entered into an agreement regarding Mr. Berg’s employment by the Company. The agreement provides that Mr. Berg shall serve as an “at will” employee at the pleasure of the Board of Directors. The agreement also contains the provision of a two-year non-compete/non-solicitation agreement with Mr. Berg, grants the Board of Directors the authority to establish Mr. Berg’s base compensation each year, and also provides that he may participate in other incentive compensation and benefit programs available to the Company’s executive officers.

If Mr. Berg is terminated without cause he will be eligible for severance pay equal to two times his then current base salary. The present value of Mr. Berg’s Supplemental Executive Retirement Plan was approximately $163,000 as of August 31, 2007.

Compensation of Directors

The Board of Directors meets monthly. For fiscal year 2007, the Company provided its directors with compensation consisting of (i) a payment of $550 per month, (ii) a per diem payment of $250 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses associated with director responsibilities. The Chairman of the Board of Directors receives a payment of $1,050 per month, rather than $550 per month; the Chairman also receives a per diem in the amount of $250 for each day spent on Company activities. The monthly compensation paid to directors and the Chairman increases by $25 per month each fiscal year.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation. This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid. The amounts are deferred until either withdrawal from the Board of Directors by a member or until retirement from the member’s regular employment or business, but not beyond age 65. Two payment options are available at the election of the participant. Payments can be received in a single lump sum or in equal installments over a period of up to ten years. The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time. Interest is earned on the amounts deferred based on the five year Treasury bond rate. Currently, there is one member who has elected to participate in this plan. The amount deferred, as of August 31, 2007, was approximately $54,000.

The table below reflects director compensation for the year ended August 31, 2007.

Name	Fees Earned (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and NQDC Earnings	All Other Compensation	Total
David J. Kragnes, Director, Chairman of the Board	$32,300	N/A	N/A	N/A	$32,300

Michael A. Astrup, Director, Vice-Chairman of the Board	$23,300	N/A	N/A	N/A	$23,300

William Baldwin, Director	$20,800	N/A	N/A	N/A	$20,800

Rick Borgen, Director	$19,550	N/A	N/A	N/A	$19,550

John Brainard, Director	$25,425	N/A	N/A	N/A	$25,425

Brian Erickson, Director	$24,800	N/A	N/A	N/A	$24,800

Robert Green, Director	$22,550	N/A	N/A	N/A	$22,550

John Gudajtes, Director	$22,800	N/A	N/A	N/A	$22,800

Curtis Haugen, Director	$19,800	N/A	N/A	N/A	$19,800

Lonn Kiel, Director (2)	$6,000	N/A	N/A	N/A	$6,000

Francis Kritzberger, Director	$19,800	N/A	N/A	N/A	$19,800

Jeff McInnes, Director	$24,050	N/A	N/A	N/A	$24,050

Ronald Reitmeier, Director	$14,925	N/A	N/A	N/A	$14,925

Jim Ross, Director	$19,800	N/A	N/A	N/A	$19,800

Neil Widner, Director	$26,050	N/A	N/A	N/A	$26,050

Steve Williams, Director (3)	$25,100	N/A	N/A	N/A	$25,100

(1)	Consists of fees of $550 per month to Directors and $1,050 to the Chairman of the Board. The Chairman and Directors also receive a per diem fee of $250 for each day spent on Company activities.
(2)	Term expired in December of 2006.
(3)	Term began in December of 2006.

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

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2007 and 2006 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2007	2006
Audit Fees	$128	$125
Audit-Related Fees	41	23
Tax Fees	52	31
All Other Fees	—	—
Total	$221	$179

Audit Fees. The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2007 and fiscal 2006.

Audit-Related Fees. The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2007 and fiscal 2006. These services included Benefit Plan audits.

Tax Fees. The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2007 and fiscal 2006. These services include tax return preparation, tax planning and tax research.

All Other Fees. The All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies. There were no other fees paid to Eide Bailly LLP for fiscal 2007 or fiscal 2006.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company. The Audit Committee approved all of the services and the fees billed for such services to the Company that are included above. The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant. None of the hours expended on the audit of the 2007 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART III

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.            Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended August 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of August 31, 2007 and 2006

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended August 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

2.            Financial Statement Schedules

None

3.            The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)           Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2007.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ DAVID A. BERG
President and Chief Executive Officer

Dated: November 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. BERG	President and Chief Executive Officer	November 29, 2007
(Principal Executive Officer)

/s/ THOMAS S. ASTRUP	Vice President-Finance and Chief Financial	November 29, 2007
Officer (Principal Financial Officer)

/s/ DAVID J. KRAGNES	Director (Chairman)	November 29, 2007

/s/ MICHAEL A. ASTRUP	Director (Vice-Chairman)	November 29, 2007

/s/ WILLIAM BALDWIN	Director	November 29, 2007

/s/ RICHARD BORGEN	Director	November 29, 2007

/s/ JOHN BRAINARD	Director	November 29, 2007

/s/ BRIAN R. ERICKSON	Director	November 29, 2007

/s/ ROBERT M. GREEN	Director	November 29, 2007

/s/ JOHN F. GUDAJTES	Director	November 29, 2007

/s/ CURTIS E. HAUGEN	Director	November 29, 2007

/s/ FRANCIS L. KRITZBERGER	Director	November 29, 2007

/s/ JEFF D. MCINNES	Director	November 29, 2007

/s/ RONALD E. REITMEIER	Director	November 29, 2007

/s/ JIM A. ROSS	Director	November 29, 2007

/s/ NEIL C. WIDNER	Director	November 29, 2007

/s/ STEVE WILLIAMS	Director	November 29, 2007

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2007, 2006, and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended August 31, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the accompanying financial statements, the Company has adopted Statement of Financial Accounting Standards No. 158 (FASB 158) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of August 31, 2007.

/s/ EIDE BAILLY LLP

Sioux Falls, South Dakota

October 10, 2007

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2007	2006	2005
Net Revenue	$1,222,170	$1,005,716	$965,474

Cost of Sales	348,382	328,767	364,687

Gross Proceeds	873,788	676,949	600,787

Selling, General and Administrative Expenses	246,835	211,188	203,663

Operating Proceeds	626,953	465,761	397,124

Other Income (Expense):
Interest Income	781	397	529
Interest Expense, Net	(20,281)	(19,096)	(19,170)
Other, Net	878	4,283	201

Total Other Expense	(18,622)	(14,416)	(18,440)

Proceeds Before Minority Interest and Income Tax Expense	608,331	451,345	378,684

Minority Interest	(5,636)	(4,567)	(4,169)

Income Tax Expense	(1,303)	(1,687)	(1,255)

Net Proceeds Resulting from Member and Non-Member Business	$601,392	$445,091	$373,260

Distributions of Net Proceeds:
Credited to Members’ Investments:
Non-Member Business Income	$2,286	$2,246	$2,475
Unit Retains Declared to Members	35,705	26,417	18,840
Net Credit to Members’ Investments	37,991	28,663	21,315
Payments to Members for Sugarbeets,
Net of Unit Retains Declared	563,401	416,428	351,945
Total	$601,392	$445,091	$373,260

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2007	2006
Current Assets:
Cash and Cash Equivalents	$222	$345
Receivables:
Trade	77,010	78,242
Members	2,746	3,383
Other	5,532	4,036
Advances to Related Parties	7,796	4,737
Inventories	216,563	174,761
Prepaid Expenses	1,204	4,390

Total Current Assets	311,073	269,894

Property and Equipment:
Land and Land Improvements	57,738	55,808
Buildings	109,123	102,986
Equipment	846,467	799,175
Construction in Progress	23,513	11,754
Less Accumulated Depreciation	(672,896)	(637,583)

Net Property and Equipment	363,945	332,140

Net Property and Equipment Held for Lease	129,795	140,041

Other Assets:
Investments in CoBank, ACB	11,627	13,138
Investments in Marketing Cooperatives	5,659	5,638
Investments in Crystech, LLC	—	15,399
Pension Asset	37,400	45,425
Other Assets	15,816	18,322

Total Other Assets	70,502	97,922

Total Assets	$875,315	$839,997

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Liabilities and Members' Investments

	2007	2006
Current Liabilities:
Short-Term Debt	$24,980	$5,300
Current Maturities of Long-Term Debt	31,227	20,962
Accounts Payable	38,998	27,120
Advances Due to Related Parties	2,874	7,033
Other Current Liabilities	32,805	27,617
Amounts Due Growers	143,260	123,648

Total Current Liabilities	274,144	211,680

Long-Term Debt, Net of Current Maturities	157,974	200,037

Accrued Employee Benefits	39,337	40,987

Other Liabilities	8,240	7,938

Total Liabilities	479,695	460,642

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	61,735	56,099

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	29	29
Additional Paid-In Capital	152,261	152,261
Unit Retains	170,363	153,961
Equity Retention	2,687	2,694
Accumulated Other Comprehensive Income (Loss)	(8,552)	(500)
Retained Earnings (Accumulated Deficit)	(21,178)	(23,464)

Total Members’ Investments	333,885	323,256

Total Liabilities and Members’ Investments	$875,315	$839,997

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members' Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

						Accumulated	Retained
			Additional			Other	Earnings		Annual
	Preferred	Common	Paid-In	Unit	Equity	Comprehensive	(Accumulated		Comprehensive
	Stock	Stock	Capital	Retains	Retention	Income (Loss)	Deficit)	Total	Income (Loss)
Balance, August 31, 2004	38,275	29	152,261	138,714	2,708	(376)	(28,185)	303,426
Non-Member Business Income	—	—	—	—	—	—	2,475	2,475	$2,475
Pension Minimum Liability Adjustment	—	—	—	—	—	(456)	—	(456)	(456)
Unit Retains Withheld from Members	—	—	—	18,840	—	—	—	18,840	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(8,582)	(5)	—	—	(8,587)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2005	38,275	29	152,261	148,972	2,703	(832)	(25,710)	315,698	$2,019
Non-Member Business Income	—	—	—	—	—	—	2,246	2,246	$2,246
Pension Minimum Liability Adjustment	—	—	—	—	—	332	—	332	332
Unit Retains Withheld from Members	—	—	—	26,417	—	—	—	26,417	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(21,428)	(9)	—	—	(21,437)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2006	38,275	29	152,261	153,961	2,694	(500)	(23,464)	323,256	$2,578
Non-Member Business Income	—	—	—	—	—	—	2,286	2,286	$2,286
Pension Minimum Liability Adjustment	—	—	—	—	—	500	—	500	500
SFAS 158 Adjustment	—	—	—	—	—	(8,583)	—	(8,583)	(8,583)
Forward Contract Foreign Currency Gain	—	—	—	—	—	31	—	31	31
Unit Retains Withheld from Members	—	—	—	35,705	—	—	—	35,705	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(19,303)	(7)	—	—	(19,310)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2007	$38,275	$29	$152,261	$170,363	$2,687	$(8,552)	$(21,178)	$333,885	$(5,766)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2007	2006	2005
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$601,392	$445,091	$373,260
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(563,401)	(416,428)	(351,945)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	57,481	56,753	59,558
Income from Equity Method Investees	(443)	(537)	(1,402)
Loss on the Disposition of Property and Equipment	995	835	2,386
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(182)	(218)	(447)
Deferred Gain Recognition	(197)	(197)	(197)
Minority Interest in ProGold Limited Liability Company	5,636	4,567	4,169
Changes in Assets and Liabilities:
Receivables	373	(38,736)	40,970
Inventories	(41,802)	(52,134)	6,665
Prepaid Expenses	3,251	1,192	(736)
Non-Current Pension Asset	(3,757)	(1,636)	(13,855)
Advances To/Due to Related Parties	(2,916)	9,373	(1,433)
Accounts Payable	11,878	(45)	102
Other Liabilities	7,541	7,183	4,530
Amounts Due Growers	19,612	90,214	(37,053)
Net Cash Provided By Operating Activities	95,461	105,277	84,572

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(63,256)	(46,154)	(43,758)
Purchases of Property and Equipment Held for Lease	(859)	(382)	(1,332)
Proceeds from the Sale of Property and Equipment	88	248	109
Investments in Crystech, LLC	(1,539)	1,044	1,044
Equity Distribution from CoBank, ACB	1,693	3,796	2,800
Investments in Marketing Cooperatives	(76)	62	(1,067)
Changes in Other Assets	(207)	(271)	(885)
Net Cash (Used In) Investing Activities	(64,156)	(41,657)	(43,089)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	19,680	(25,385)	486
Proceeds from Issuance of Long-Term Debt	20,897	24,674	5,203
Long-Term Debt Repayment	(52,695)	(41,464)	(38,432)
Payment of Unit Retains and Equity Retention	(19,310)	(21,437)	(8,587)
Net Cash (Used In) Financing Activities	(31,428)	(63,612)	(41,330)
Increase (Decrease) In Cash and Cash Equivalents	(123)	8	153
Cash and Cash Equivalents, Beginning of Year	345	337	184

Cash and Cash Equivalents, End of Year	$222	$345	$337

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Notes to the Consolidated Financial Statements

(1) PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

Organization

American Crystal Sugar Company (the Company) is a Minnesota agricultural cooperative corporation which processes and markets sugar as well as sugarbeet pulp, molasses, concentrated separated by-product (CSB), betaine (collectively, agri-products) and sugarbeet seed. Business done with its shareholders (members) constitutes “patronage business” as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members’ investments in the form of unit retains or distributed to members in the form of payments for sugarbeets. Members are paid the net amounts realized from the current year’s production less member operating costs determined in conformity with accounting principles generally accepted in the United States of America.

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

Operating Lease

ProGold owns a corn wet milling facility which it leases under an operating lease. Payments are to be received monthly under the lease, which originally was scheduled to run through December 31, 2007. An extension of the lease term through December 31, 2008 has been implemented under the provisions of the lease. The lease contains provisions for extension or modification of the lease terms at the end of the lease period. The lease also contains provisions for increased payments to be received during the lease period related to the facility’s profitability and capital additions.

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

Net Property and Equipment Held for Lease

Net property and equipment held for lease are stated at cost. Depreciation on assets placed in service is provided using the straight-line method with estimated useful lives ranging from 5 to 40 years.

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

Related Parties

The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United) and Midwest Agri-Commodities Company (Midwest).

Investments

Investments in CoBank, ACB are stated at cost plus unredeemed patronage refunds received in the form of capital stock. Investments in marketing cooperatives are accounted for using the equity method. Investments in Crystech, prior to its dissolution (see note 7), were accounted for using the equity method.

Members’ Investments

Preferred and Common Stock - The ownership of common and preferred stock is restricted to a “farm operator” as defined by the bylaws of the Company. Each shareholder may own only one share of common stock and is entitled to one vote in the affairs of the Company. Each shareholder is required to grow a specified number of acres of sugarbeets in proportion to the shares of preferred stock owned. The preferred shares are non-voting. All transfers of stock must be approved by the Company’s Board of Directors and any shareholder desiring to sell stock must first offer it to the Company for repurchase at its par value. The Company has never exercised this repurchase option for preferred stock. The Company’s articles of incorporation do not allow dividends to be paid on either the common or preferred stock.

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

Accumulated Other Comprehensive Income (Loss) - Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the overfunded or underfunded status of defined benefit postretirement plans and the gain or loss related to foreign currency forward contracts. Consistent with the Company’s treatment of income taxes related to member-source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes. For years prior to August 31, 2007, Accumulated Other Comprehensive Income (Loss) represented the cumulative net increase (decrease) in equity related to the recording of the minimum pension liability adjustment.

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

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations. Shipping and handling costs were $166.0 million, $130.9 million and $127.5 million for the years ended August 31, 2007, 2006 and 2005, respectively.

Deferred Costs and Product Values

All costs incurred prior to the end of the Company’s fiscal year that relate to receiving and processing the subsequent year’s sugarbeet crop are deferred. Similarly, the net realizable values of products produced prior to the end of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred. The net result of these deferred costs and product values are recorded in the Company’s consolidated balance sheet in “Other Current Liabilities.”  Deferred costs and product values were $4.1 million and $2.9 million as of August 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement becomes effective for the Company in the first quarter of fiscal 2009. The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The Financial Accounting Standards Board has also issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This requirement became effective and was adopted by the Company as of August 31, 2007. This Statement will also require the Company to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for the Company as of August 31, 2009.

The Financial Accounting Standards Board has also issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation

clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation becomes effective for the Company in the first quarter of fiscal 2008. The Company does not expect that the adoption of this interpretation will have a material effect on the Company’s financial statements.

(2) RECEIVABLES:

There was no single customer attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2007 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2007, 2006 or 2005. There were two customers attributable to the Company that accounted for 13 percent and 16 percent, respectively, of the Company’s total receivables as of August 31, 2006.

(3) INVENTORIES:

The major components of inventories as of August 31, 2007 and 2006 are as follows:

(In Thousands)	2007	2006
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$178,078	$134,211
Unprocessed Sugarbeets	9,231	8,721
Maintenance Parts and Supplies	29,254	31,829
Total Inventories	$216,563	$174,761

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.2 million, $1.1 million and $1.0 million in 2007, 2006 and 2005, respectively. Construction period interest capitalized was $ 1.1 million, $ .8 million and $ .6 million in 2007, 2006 and 2005, respectively. Depreciation expense was $43.6 million, $42.9 million and $41.9 million in 2007, 2006 and 2005, respectively. The Company had outstanding commitments totaling $13.8 million as of August 31, 2007, for equipment and construction contracts related to various capital projects.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2008. Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. Depreciation expense was $11.1 million for each of the years ended August 31, 2007, 2006 and 2005. The components of Net Property and Equipment Held for Lease as of August 31, 2007 and 2006 are shown below:

(In Thousands)	2007	2006
Land and Land Improvements	$7,937	$7,937
Buildings	41,193	41,193
Equipment	201,243	200,485
Construction in Progress	245	160
Less Accumulated Depreciation	(120,823)	(109,734)

Net Property and Equipment Held for Lease	$129,795	$140,041

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2008	$24,827
2009	8,367

Total	$33,194

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 66 percent ownership interest and a 33 1/3 percent voting interest in United. The investment is accounted for using the equity method. All sugar products produced are sold by United as an agent for the Company. The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year. The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United. The Company had outstanding advances to United of $7.6 million and $4.3 million as of August 31, 2007 and 2006, respectively. The Company provides administrative services for United and is reimbursed for costs incurred. The Company was reimbursed $1.2 million, $1.2 million and $1.1 million for services provided during 2007, 2006 and 2005, respectively.

The Company has a 52 percent ownership interest and a 25 percent voting interest in Midwest. The investment is accounted for using the equity method. Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company had outstanding advances from Midwest of $2.9 million and $2.7 million as of August 31, 2007 and 2006, respectively. The Company provides administrative services for Midwest and is reimbursed for costs incurred. The Company was reimbursed $129,000, $121,000 and $95,000 for services provided during 2007, 2006 and 2005, respectively. The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of August 31, 2007, Midwest had outstanding short-term debt with CoBank, ACB of $5.6 million, of which $2.6 million was guaranteed by the Company.

The Company has performed a complete analysis of the conditions set forth in FIN 46(R) and has determined that its investments in United and Midwest do not meet the criteria of Variable Interest Entities and therefore such entities are not consolidated in the Company’s Consolidated Financial Statements.

(7) CRYSTECH, LLC:

On May 1, 2007, the Company acquired CIT Capital USA Inc.’s 50 percent ownership interest in Crystech for $1.5 million. This acquisition resulted in the Company’s 100 percent ownership of Crystech. Due to the Company’s resulting controlling ownership interest in Crystech, effective May 1, 2007, the Company began to include Crystech in its consolidated financial statements. Effective May 31, 2007, Crystech was dissolved with all assets and liabilities transferred to the Company. As a result of the dissolution, the Company eliminated its investment of $17.6 million in Crystech, recorded the value of the buildings and equipment acquired of $2.7 million and $10.6 million, respectively, and settled an inter-company payable of $4.3 million.

Crystech was a special purpose entity that operated a molasses desugarization facility at the Company’s Hillsboro, North Dakota, sugar factory together with certain sugar processing equipment located at the Hillsboro, North Dakota, and Moorhead, Minnesota, sugar factories. Prior to May 31,

2007, the Company controlled 50 percent of Crystech and accounted for its investment using the equity method.

The Company performed a complete analysis of the conditions set forth in FIN 46(R) and determined that its investment in Crystech, LLC did not meet the criteria of a Variable Interest Entity and therefore, prior to May 1, 2007, Crystech, LLC was not consolidated in the Company’s Consolidated Financial Statements.

The Company had a tolling services agreement with Crystech whereby the Company paid for tolling services for processing sugarbeet molasses delivered to Crystech with title and risk of loss throughout the process maintained by the Company.

On a cumulative basis, the Company received an annual allocation of Crystech’s net income equal to 7.5 percent of the initial value of the Preferred Equity contribution by the Company. As of August 31, 2006, the Company had outstanding payables to Crystech of approximately $4.3 million related to the tolling services agreement. Following is summary financial information for Crystech:

As of August 31, (In Thousands)	2006
Current Assets	$4,348
Long-Term Assets	18,665
Total Assets	$23,013

Current Liabilities	$6,143
Long-Term Liabilities	—
Total Liabilities	6,143
Members’ Equity	16,870
Total Liabilities and Members’ Equity	$23,013

	For the Eight Months Ended April	For the Years Ended August 31
(In Thousands)	30, 2007	2006	2005
Revenue	$9,841	$20,582	$21,186
Operating Expenses	8,624	18,006	17,727
Other Expenses	455	1,432	2,315
Net Income	$762	$1,144	$1,144

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2007 and 2006 is summarized below:

(In Thousands)	2007	2006
Term Loans from CoBank, ACB, due in varying amounts through 2011, interest at fixed rates of 5.35% to 8.57%, with senior lien on substantially all non-current assets	$82,543	$116,276
Term Loans from Insurance Companies, due in varying amounts from 2010 through 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	57,143	60,000
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2021, interest at fixed rates of 5.0% to 5.40% and varying rates of 3.78% to 3.89% as of August 31, 2007, substantially secured by letters of credit	47,915	42,323
Term Loan from the Bank of North Dakota, due in equal amounts through 2009, interest at a fixed rate of 3.30%, unsecured	1,600	2,400
Total Long-Term Debt	189,201	220,999
Less Current Maturities	(31,227)	(20,962)
Long-Term Debt, Net of Current Maturities	$157,974	$200,037

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2008	$31,227
2009	$21,242
2010	$14,470
2011	$13,056
2012	$36,446

The Company has a long-term debt line of credit with CoBank, ACB of $202.2 million, of which $82.5 million in loans and $69.3 million in long-term letters of credit were outstanding as of August 31, 2007. The unused long-term line of credit as of August 31, 2007 was $50.4 million.

The short-term debt outstanding as of August 31, 2007 and 2006 is summarized below:

(In Thousands)	2007	2006
Commercial Paper, at fixed interest rates of 6.2% and 6.3%, due 9/4/07 and 9/5/07	$24,980	$5,300

During the year ended August 31, 2007, the Company borrowed from CoBank, ACB, the Commodity Credit Corporation (CCC) and issued commercial paper to meet its short-term borrowing requirements. As of August 31, 2007, the Company had available short-term lines of credit totaling $361.0 million, of which $25.0 million in commercial paper and $2.2 million in short-term letters of credit were outstanding. The unused short-term line of credit as of August 31, 2007 was $333.8 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2007 and 2006, follow:

(In Thousands, Except Interest Rates)	2007	2006
Maximum Borrowings	$298,456	$216,055
Average Borrowing Levels	$167,532	$118,553
Average Interest Rates	5.71%	5.16%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank. Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing. As of August 31, 2007, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $20.7 million, $19.6 million and $20.0 million for the years ended August 31, 2007, 2006 and 2005, respectively.

(9) OPERATING LEASES:

The Company is party to operating leases for such items as rail cars, computer hardware and vehicles. Cargill, Incorporated has assumed responsibility for the payments on a rail car lease for the duration of the operating lease with ProGold, described in Note 1. After the lease with Cargill, Incorporated expires, responsibility for the rail car lease payments reverts back to ProGold. The Company was also a party to an operating lease for product storage tanks, which expired in April 2007. The product storage tanks were purchased upon expiration of the lease. Operating lease expense was $2.6 million, $ 2.1 million and $ 1.9 million for years ended August 31, 2007, 2006 and 2005, respectively. Future minimum payments under these obligations are as follows:

Fiscal year ending August 31, (In Thousands)
2008	$1,599
2009	4,457
2010	5,826
2011	5,663
2012	5,642
Thereafter	29,183
Total	$52,370

(10) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age, date of hire and length of service are covered by a Company-sponsored retirement plan. As of August 31, 2007, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA). The Company also has non-qualified supplemental executive retirement plans for certain employees.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 will no longer be eligible for participation in the defined benefit pension plan. These employees will participate in a defined contribution plan as described later in this note.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, May 31, 2007:

Percentage of Pension Plan Assets by Asset Class as of May 31, 2007

Asset Class	Target Range	Actual Allocation
Large U.S. Stocks	20.0%-40.0%	29.8%
Small U.S. Stocks	17.5%-27.5%	22.2%
Non-U.S. Stocks	17.5%-27.5%	24.6%
U.S. Bonds	15.0%-35.0%	23.2%
Cash	0.0%-5.0%	0.2%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as, the target asset allocation of the pension portfolio. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2036. The reinvestment rate for benefit cash flow occurring after 2036 was discounted back to the year 2036 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2036 and consistently applied as any other benefit cash flow during the bond matching process.

The Company has a medical plan and a Medicare supplement plan which are available to union retirees and certain non-union retirees. The costs of these plans are shared by the Company and plan participants. The Company’s post-retirement plan for certain non-union employees currently coordinates with Medicare’s medical coverage and provides tiered prescription drug coverage. The Company has determined that this plan is actuarially equivalent to Medicare Part D and therefore qualifies for the Federal subsidy provision in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. This provision allows the Company to receive a subsidy of 28 percent of the dollars spent providing prescription drug coverage beginning in calendar year 2006. In accordance with FASB Staff Position (FSP) FAS-106-2, the Company recognized a reduction in the accumulated post-retirement benefit obligation in fiscal 2005 of approximately $4.6 million due to the effect of the subsidy.

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

	Expected Benefit Payments
(In Thousands)	Pension	Post-Retirement
2008	$8,009	$703
2009	5,140	870
2010	5,533	1,127
2011	6,010	1,409
2012	6,474	1,717
2013-2017	41,729	12,123
Total	$72,895	$17,949

The Company does not expect to make any contributions to the pension plans during the next fiscal year. The Company expects to make contributions in the next fiscal year of approximately $3.3 million related to Supplemental Executive Retirement Plans. The Company also expects to contribute approximately $700,000 to the post-retirement plans during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2007, 2006 and 2005:

Components of Net Periodic Pension Cost

(In Thousands)	2007	2006	2005
Service Cost	$3,533	$4,222	$3,383
Interest Cost	7,907	7,185	7,075
Expected Return on Plan Assets	(10,908)	(9,856)	(8,062)
Multiple Employer Adjustment	(131)	(69)	(348)
Amortization of Net Transition Assets	—	—	(21)
Amortization of Prior Service Costs	2,912	1,126	1,428
Amortization of Net Loss	433	2,992	2,197
Net Periodic Pension Cost	$3,746	$5,600	$5,652

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2007	2006	2005
Service Cost	$1,102	$1,411	$1,099
Interest Cost	1,923	2,088	2,172
Amortization of Net (Gain) Loss	(19)	387	287
Net Periodic Post-Retirement Cost	$3,006	$3,886	$3,558

In fiscal 2007, the Company changed the estimated amortization period for prior service costs. It was determined that the period in which the Company expects to realize economic benefits from plan amendments granting retroactive benefits was shorter than the remaining service period of active employees. Therefore, the amortization period was changed from the remaining service period of active employees to the lesser of seven years or the length of the union contract that included the benefit change.

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

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans. A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$457	$(380)
Effect on the accumulated post-retirement benefit obligation	$3,844	$(3,321)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2007 and 2006 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of August 31, 2007 and 2006:

	Pension				Post-Retirement
(In Thousands)	2007		2006		2007		2006
Change in Benefit Obligation
Obligation at the Beginning of the Year	$122,413		$130,647		$29,430		$37,660
Service Cost	3,533		4,222		1,102		1,411
Interest Cost	7,907		7,185		1,923		2,088
Plan Participant Contributions	—		—		488		508
Medicare Part D Subsidy	—		—		48		34
Actuarial (Gain) Loss	3,528		(15,454)		(1,985)		(10,821)
Benefits Paid	(4,530)		(4,187)		(1,363)		(1,450)
Obligation at the End of the Year	$132,851		$122,413		$29,643		$29,430

Change in Plan Assets
Fair Value at the Beginning of the Year	$138,597		$121,553		$—		$—
Actual Return on Plan Assets	25,192		15,939		—		—
Plan Participant Contributions	—		—		488		508
Medicare Part D Subsidy	—		—		48		34
Employer Contributions	5,354		5,292		827		908
Benefits Paid	(4,530)		(4,187)		(1,363)		(1,450)
Fair Value at the End of the Year	$164,613		$138,597		$—		$—

Funded Status
Funded Status as of August 31,	$31,762		$16,184		$(29,643)		$(29,430)
Unrecognized Actuarial (Gain) Loss		*	18,289			*	(1,818)
Unrecognized Prior Service Cost		*	8,178		—		—
Net Amount Recognized	$31,762		$42,651		$(29,643)		$(31,248)

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$37,400		$	*	$—		$—
Current Liabilities	(3,791)			*	706			*
Noncurrent Liabilities	(1,847)			*	28,937			*
Prepaid Pension Cost		*	48,773		—		—
Accrued Benefit Liability		*	(6,622)			*	(31,248)
Accumulated Other Comprehensive Loss		*	500			*	—
Net Amount Recognized	$31,762		$42,651		$(29,643)		$(31,248)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	$(5,266)		$	*	$—		$	*
Accumulated Gain (Loss)	(7,100)			*	3,783			*
Net Amount Recognized	$(12,366)		$	*	$3,783		$	*

* Not applicable due to change in accounting standard.

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income at August 31, 2007 into net periodic benefit cost in fiscal 2008 are as follows:

	Pension	Post- Retirement
Prior Service (Cost)	$(1,317)	$—
Accumulated Gain (Loss)	(59)	225
Total	$(1,376)	$225

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2007	2006	2007	2006
Discount Rate	6.37%	6.62%	6.37%	6.62%
Expected Return on Plan Assets	8.00%	8.25%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

1999 Long-Term Incentive Plan

During 2005, the granting of additional contract rights under the 1999 Long-Term Incentive Plan (1999 Plan) was discontinued with the adoption of the 2005 Long-Term Incentive Plan (2005 Plan). All vested contract rights as of December 31, 2004, remained in the 1999 Plan while all unvested contract rights were transferred to the 2005 Plan. The value of the contract rights remaining in the 1999 Plan is determined by the Board of Directors. As of August 31, 2007, there were 455.07 vested contract rights remaining in the 1999 Plan. At August 31, 2007, the Board of Directors increased the value of these contract rights from $1,900 to $2,100 per contract right.

2005 Long-Term Incentive Plan

The 2005 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company. The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is determined by the Board of Directors. No vested contract rights were exercised during 2007. In 2007, 329.71 contract rights were granted at a stated value of $2,100 per contract right. At August 31, 2007, the Board of Directors increased the value of the 965.97 contract rights previously granted from $1,900 to $2,100 per contract right. As of August 31, 2007, there were 1,295.68 contract rights issued and outstanding at a stated value of $2,100 per contract right, of which 721.26 were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees. The plans provide for immediate vesting of benefits. Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement. The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent, respectively, of their gross earnings. The Company’s contributions to these plans totaled $2.0 million, $1.8 million and $1.7 million for the years ended August 31, 2007, 2006 and 2005, respectively.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 will no longer be eligible for participation in the defined benefit pension plan but will receive a 4% non-elective Company Contribution to a defined contribution plan. The Company Contribution will have a six year vesting schedule.

(11) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2007, 2006 and 2005:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2007	$76.77	600,000	498,570
August 31, 2006	$76.77	600,000	498,570
August 31, 2005	$76.77	600,000	498,570

Common Stock:
August 31, 2007	$10.00	4,000	2,878
August 31, 2006	$10.00	4,000	2,874
August 31, 2005	$10.00	4,000	2,904

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2007
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,197,227	$24,943	$1,222,170
Gross Proceeds	$860,591	$13,197	$873,788

Depreciation and Amortization	$46,384	$11,097	$57,481
Interest Income	$745	$36	$781
Interest Expense	$18,680	$1,601	$20,281
Income from Equity Method Investees	$367	$—	$367
Other Income/(Expense), Net	$519	$(8)	$511
Net Proceeds	$595,526	$5,866	$601,392

Capital Expenditures	$63,256	$859	$64,115

	For the Year Ended August 31, 2006
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$980,615	$25,101	$1,005,716
Gross Proceeds	$663,909	$13,040	$676,949

Depreciation and Amortization	$45,637	$11,116	$56,753
Interest Income	$357	$40	$397
Interest Expense	$15,565	$3,531	$19,096
Income from Equity Method Investees	$537	$—	$537
Other Income/(Expense), Net	$3,216	$(115)	$3,101
Net Proceeds	$440,337	$4,754	$445,091

Capital Expenditures	$46,154	$382	$46,536

	For the Year Ended August 31, 2005
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$939,424	$26,050	$965,474
Gross Proceeds	$586,754	$14,033	$600,787

Depreciation and Amortization	$48,486	$11,072	$59,558
Interest Income	$512	$17	$529
Interest Expense	$13,982	$5,188	$19,170
Income from Equity Method Investees	$1,402	$—	$1,402
Other Income/(Expense), Net	$(863)	$(11)	$(874)
Net Proceeds	$368,920	$4,340	$373,260

Capital Expenditures	$43,758	$1,332	$45,090

	As of August 31, 2007
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$363,945	$—	$363,945
Assets Held for Lease, Net	$—	$129,795	$129,795
Segment Assets	$737,576	$137,739	$875,315

	As of August 31, 2006
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$332,140	$—	$332,140
Assets Held for Lease, Net	$—	$140,041	$140,041
Segment Assets	$690,638	$149,359	$839,997

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

Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $210.9 million in comparison to the carrying value of $189.2 million.

Investments in CoBank, ACB and Investments in Marketing Cooperatives - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

(14) INCOME TAXES:

Total income tax payments (refunds) were ($119,000); $290,000; and $336,000 for the years ended August 31, 2007, 2006 and 2005, respectively.

As of August 31, 2007, the Company had accumulated approximately $23.9 million of net operating loss carry-forwards for income tax reporting purposes. The net operating loss carry-forwards expire in the years 2012 through 2023. The Company’s net deferred tax liability included in Other Liabilities on the Company’s Balance Sheets as of August 31, 2007 and 2006 is reflected below:

(In Thousands)	2007	2006
Deferred Tax Assets related to non- patronage source temporary differences	$13,600	$14,100
Deferred Tax Liability related to non- patronage source temporary differences	19,600	19,200

Net Deferred Tax Liability	$6,000	$5,100

Income tax expense for the years ended August 31, 2007, 2006 and 2005 is as follows:

(In Thousands)	2007	2006	2005
Current Income Taxes	$403	$687	$355
Deferred Income Taxes	900	1,000	900

Total Income Tax Expense	$1,303	$1,687	$1,255

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2007, 2006 and 2005 is shown below:

	2007	2006	2005
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(40.8)%	(40.7)%	(40.5)%
Other, net	—	—	(0.2)%
Effective tax rate	0.2%	0.3%	0.3%

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

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from its water treatment ponds that have exceeded permissible limits. On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006. A penalty assessment is currently under consideration by the MPCA. The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have also experienced hydrogen sulfide emissions from its water treatment ponds in fiscal 2007 that have exceeded permissible limits. While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed. Any potential penalties and/or fines are not expected to be material to the Company.

Capital expenditures will be required to prevent future occurrences of the emissions. The Company’s fiscal 2007 budget included capital expenditures of approximately $5.0 million for environmentally related projects at the Company’s factory locations. Expenditures in fiscal 2007 on these projects were approximately $1.0 million. The Company’s fiscal 2008 budget includes additional capital expenditures of approximately $1.0 million for environmentally related projects. The amount and timing of any additional capital expenditures that may be required is not currently known.

Two Administrative Penalty Orders were issued by the MPCA during 2007 for violation of the air emission permit at the Company’s East Grand Forks, Minnesota factory. The Orders required a total payment of $4,950. In July 2007, the Company also received a Compliance Monitoring Survey-Letter of Warning from the MPCA for the East Grand Forks and Moorhead, Minnesota factories. Corrective actions have been taken related these occurrences. A penalty may be assessed but is not expected to be substantial.

(16) LEGAL MATTERS:

Four administrative proceedings have been brought against the United States Department of Agriculture (USDA) seeking reversal of prior decisions regarding the determination and transfer of sugar marketing allocations made by the USDA. While the Company was not a party to any of these administrative proceedings, it was, solely or in coordination with other sugar processors, an intervenor in these administrative proceedings. Each of the proceedings has completed the administrative process and the decisions by the chief judicial officer of the USDA in each were such that the Company would not experience a reduction in its marketing allocations. An appeal of one of the decisions was subsequently filed by another company. The decision by the chief judicial officer of the USDA was upheld in this appeal by a decision of the United States District Court. The decision of the United States District Court has been appealed to the Ninth Circuit Court of Appeals. If this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 25,000 acres in future crop years assuming no other related factors were to change.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2007

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.6	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

10.7	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated April 4, 2000	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended May 31, 2000

++10.8	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

++10.9	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.10	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.11	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.12	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.13	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.14	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.15	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.16	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005

++10.17	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005

++10.18	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.19	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006

10.20	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.21	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.22	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended May 31, 2007

10.23	Fourth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 25, 2007.	Filed herewith electronically.

10.24	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Filed herewith electronically.

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

++           A management contract or compensatory plan required to be filed with this report.