Form 10-Q
period 2007-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2008-01-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period November 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 7, 2008
$10 Par Value	2,875

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	November 30		August 31
	2007	2006	2007*
Current Assets:
Cash and Cash Equivalents	$254	$236	$222
Receivables:
Trade	58,290	65,751	77,010
Members	3,199	2,901	2,746
Other	9,704	3,272	5,532
Advances to Related Parties	2,582	80	7,796
Inventories	587,973	623,694	216,563
Prepaid Expenses	2,306	5,596	1,204

Total Current Assets	664,308	701,530	311,073

Property and Equipment:
Land and Land Improvements	58,137	55,959	57,738
Buildings	110,457	103,215	109,123
Equipment	851,085	802,837	846,467
Construction in Progress	26,182	19,011	23,513
Less Accumulated Depreciation	(687,317)	(650,450)	(672,896)

Net Property and Equipment	358,544	330,572	363,945

Net Property and Equipment Held for Lease	127,666	137,267	129,795

Other Assets:
Investments in CoBank, ACB	11,627	13,138	11,627
Investments in Marketing Cooperatives	5,722	5,702	5,659
Investments in Crystech, LLC	—	15,665	—
Pension Asset	37,428	43,683	37,400
Other Assets	16,996	18,312	15,816

Total Other Assets	71,773	96,500	70,502

Total Assets	$1,222,291	$1,265,869	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	November 30		August 31
	2007	2006	2007*
Current Liabilities:
Short-Term Debt	$250,612	$276,531	$24,980
Current Maturities of Long-Term Debt	25,627	20,962	31,227
Accounts Payable	26,358	22,872	38,998
Advances Due to Related Parties	3,741	14,581	2,874
Accrued Continuing Costs	42,094	40,283	—
Other Current Liabilities	26,575	25,059	32,805
Amounts Due Growers	237,576	250,408	143,260

Total Current Liabilities	612,583	650,696	274,144

Long-Term Debt, Net of Current Maturities	160,321	184,273	157,974

Accrued Employee Benefits	41,896	40,989	39,337

Other Liabilities	7,673	8,239	8,240

Total Liabilities	822,473	884,197	479,695

Commitments and Contingencies

Minority Interest in ProGold Limited
Liability Company	64,235	57,318	61,735

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	170,363	153,961	170,363
Equity Retention	2,687	2,694	2,687
Accumulated Other Comprehensive Income (Loss)	(8,539)	(432)	(8,552)
Retained Earnings (Accumulated Deficit)	(19,493)	(22,434)	(21,178)

Total Members’ Investments	335,583	324,354	333,885

Total Liabilities and Members’ Investments	$1,222,291	$1,265,869	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Three Months Ended November 30
	2007	2006
Net Revenue	$304,334	$258,246

Cost of Sales	8,826	(35,166)

Gross Proceeds	295,508	293,412

Selling, General and Administrative Expenses	63,032	49,923
Accrued Continuing Costs	42,094	40,283

Operating Proceeds	190,382	203,206

Other Income (Expense):
Interest Income	314	476
Interest Expense, Net	(2,653)	(3,437)
Other, Net	513	400

Total Other Expense	(1,826)	(2,561)

Proceeds Before Minority Interest and
Income Tax Expense	188,556	200,645

Minority Interest	(2,500)	(1,219)

Income Tax Expense	(1,171)	(716)

Net Proceeds Resulting from Member and
Non-Member Business	$184,885	$198,710

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$1,685	$1,030
Unit Retains Declared to Members	—	—
Net Credit to Members’ Investments	1,685	1,030
Payments To/Due Members for Sugarbeets,
Net of Unit Retains Declared	183,200	197,680
Total	$184,885	$198,710

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Three Months Ended November 30

(Unaudited)

(In Thousands)

	2007	2006
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$184,885	$198,710
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(183,200)	(197,680)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	17,958	17,770
Income from Equity Method Investees	(14)	(288)
(Gain)/Loss on the Disposition of Property and Equipment	(6)	78
Deferred Gain Recognition	(49)	(49)
Minority Interest in ProGold Limited Liability Company	2,500	1,219
Changes in Assets and Liabilities:
Receivables	14,095	13,737
Inventories	(371,410)	(448,933)
Prepaid Expenses	(1,089)	(1,138)
Non Current Pension Asset	(28)	1,742
Advances To/Due to Related Parties	6,081	12,205
Accounts Payable	(12,640)	(4,248)
Accrued Continuing Costs	42,094	40,283
Other Liabilities	(4,238)	(2,255)
Amounts Due Growers	94,316	126,760
Net Cash Used In Operating Activities	(210,745)	(242,087)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(9,110)	(12,830)
Purchases of Property and Equipment Held for Lease	(650)	(3)
Proceeds from the Sale of Property and Equipment	16	5
Changes in Other Assets	(1,858)	(661)
Net Cash Used In Investing Activities	(11,602)	(13,489)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	225,632	271,231
Proceeds from Issuance of Long-Term Debt	3,061	—
Long-Term Debt Repayment	(6,314)	(15,764)
Net Cash Provided By Financing Activities	222,379	255,467
Increase/(Decrease) In Cash and Cash Equivalents	32	(109)
Cash and Cash Equivalents, Beginning of Year	222	345

Cash and Cash Equivalents, End of Period	$254	$236

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

November 30, 2007 AND 2006

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

The operating results for the three months ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2007 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2007 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

Note 2: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This interpretation became effective for the Company in the first quarter of fiscal 2008.  See Note 12 to the Consolidated Financial Statements for further information.

The Financial Accounting Standards Board recently issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of  ARB  No. 51.  This Statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  This statement becomes effective for the Company in the first quarter of fiscal 2010.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	November 30 2007	November 30 2006	August 31 2007
Refined Sugar, Pulp, Molasses, Other
Agri-Products and Sugarbeet Seed	$247,284	$256,219	$178,078
Unprocessed Sugarbeets	312,221	337,732	9,231
Maintenance Parts and Supplies	28,468	29,743	29,254

Total Inventories	$587,973	$623,694	$216,563

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4: Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $390 million and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $325 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of November 30, 2007, the Company had outstanding commercial paper of $200.6 million at an average interest rate of 5.98% and maturity dates between December 1, 2007 and February 29, 2008.  The Company also had $50.0 million of outstanding short-term debt with CoBank, ACB as of November 30, 2007, at an interest rate of 5.75% and a maturity date of January 22, 2008.  The Company had no outstanding short-term debt with the CCC as of November 30, 2007.  The Company had $2.1 million of short-term letters of credit outstanding as of November 30, 2007.  The unused seasonal line of credit as of November 30, 2007 was $138.3 million.

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

Note 5:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $1.0 million and $2.2 million for the three months ended November 30, 2007 and 2006, respectively.  Interest capitalized, was $ .4 million for both the three months ended November 30, 2007 and 2006.

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

Note 7:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the three months ended November 30, 2007 and 2006:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2007	2006
Service Cost	$941	$883
Interest Cost	2,038	1,977
Expected Return on Plan Assets	(3,241)	(2,727)
Multiple Employer Adjustment	—	(14)
Amortization of Prior Service Costs	329	728
Amortization of Net Actuarial Loss	15	108
Net Periodic Pension Cost	$82	$955

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2007	2006
Service Cost	$269	$275
Interest Cost	466	481
Amortization of Net Actuarial (Gain)/Loss	(56)	(5)
Net Periodic Post-Retirement Cost	$679	$751

The Company does not expect to make any contributions to the pension plans during this fiscal year.  The Company made payments of approximately $25,000 related to the Supplemental Executive Retirement Plans during the three months ended November 30, 2007.  The Company expects to make contributions this fiscal year of approximately $3.3 million related to the Supplemental Executive Retirement Plans.

The Company made payments of approximately $164,000 related to the post-retirement plans during the three months ended November 30, 2007.  The Company expects to contribute approximately $700,000 related to the post-retirement plans during the current fiscal year.

Note 8:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
January 7, 2008	$76.77	600,000	498,570
November 30, 2007	$76.77	600,000	498,570
August 31, 2007	$76.77	600,000	498,570
November 30, 2006	$76.77	600,000	498,570

Common Stock:
January 7, 2008	$10.00	4,000	2,875
November 30, 2007	$10.00	4,000	2,878
August 31, 2007	$10.00	4,000	2,878
November 30, 2006	$10.00	4,000	2,874

Note 9: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $43.3 million and $32.8 million for the three months ended November 30, 2007 and 2006, respectively.

Note 10: ProGold Limited Liability Company

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

Summarized financial information concerning the Company’s reportable segments for three months ended November 30, 2007 and 2006, is shown below:

	For the Three Months Ended November 30, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$297,505	$6,829	$304,334
Gross Proceeds	$290,196	$5,312	$295,508
Depreciation and Amortization	$15,179	$2,779	$17,958
Interest Income	$308	$6	$314
Interest Expense	$2,479	$174	$2,653
Income from Equity Method Investees	$14	$—	$14
Other Income, Net	$499	$—	$499
Net Proceeds	$182,283	$2,602	$184,885

Capital Expenditures	$9,110	$650	$9,760

	For the Three Months Ended November 30, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$252,063	$6,183	$258,246
Gross Proceeds	$290,243	$3,169	$293,412
Depreciation and Amortization	$14,992	$2,778	$17,770
Interest Income	$467	$9	$476
Interest Expense	$2,772	$665	$3,437
Income from Equity Method Investees	$288	$—	$288
Other Income, Net	$112	$—	$112
Net Proceeds	$197,441	$1,269	$198,710

Capital Expenditures	$12,830	$3	$12,833

	As of November 30, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$358,544	$—	$358,544
Assets Held for Lease, Net	$—	$127,666	$127,666
Segment Assets	$1,086,500	$135,791	$1,222,291

	As of November 30, 2006
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$330,572	$—	$330,572
Assets Held for Lease, Net	$—	$137,267	$137,267
Segment Assets	$1,119,417	$146,452	$1,265,869

Note 12: Income Taxes

On September 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.

The Company had no unrecognized tax benefits on September 1, 2007.  No interest or penalties are recognized in the consolidated statements of operations or in the consolidated balance sheets.  The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for fiscal years 2004 and earlier.

Note 13: Environmental Matters

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006.  A penalty assessment is currently under consideration by the MPCA.  The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories also experienced hydrogen sulfide emissions from their water treatment ponds in fiscal 2007 that exceeded permissible limits.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines, while possibly significant, are not expected to be material to the Company.

Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s capital appropriations budgets at the beginning of the current fiscal year included approximately $6.2 million for environmentally related projects at the Company’s factory locations.  Expenditures during the three months ended November 30, 2007 on these projects were approximately $624,000 while total-to-date spending on these projects has been $3.9 million.  Environmental related projects that were placed into service during the three months ended November 30, 2007 totaled approximately $191,000.  The amount and timing of any additional capital expenditures that may be required is not currently known.

In October 2007, the East Grand Forks, Minnesota factory experienced emissions from its pellet cooler that exceeded permissible limits.  In July and November 2007, the Company received Compliance Monitoring Survey-Letters of Warning from the MPCA for the East Grand Forks and Moorhead, Minnesota factories.  Corrective actions have been taken related these occurrences.  While the Company may be assessed penalties for these occurrences, as of the date of this report none have been assessed.   Any potential penalties assessed are not expected to be material to the Company.

Note 14: Legal Matters

Another sugar company has appealed to the Ninth Circuit Court of Appeals a decision of the United States District Court relative to the determination and transfer of sugar marketing allocations made by the USDA.  If this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 15,000 acres in future crop years assuming no other related factors were to change.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2007 and 2006

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2007 Form 10-K.

Overview

Due to the large size of the 2007 Red River Valley crop, the Company, for the second consecutive year, commenced the harvest and processing of the crop in August as compared to a typical start-up in September.  All the costs incurred prior to the beginning of the Company’s 2008 fiscal year that related to receiving and processing the 2007 sugarbeet crop were deferred in fiscal 2007 and recognized in fiscal 2008.  Similarly, the net realizable values of products produced prior to the beginning of the Company’s 2008 fiscal year that related to the 2007 sugarbeet crop were deferred in fiscal 2007 and recognized in fiscal 2008.

The harvest of the sugarbeet crop (Red River Valley crop and Sidney crop) grown during 2007 and to be processed during fiscal 2008 produced a total of 12.5 million tons of sugarbeets, or approximately 23.6 tons of sugarbeets per acre from approximately 529,000 acres.  This represents a decrease in total tons harvested of approximately 3.0 percent compared to the 2006 crop.  The sugar content of the 2007 crop is 18.1 percent as compared to the 18.2 percent sugar content of the 2006 crop.  The Company expects to produce a total of approximately 35.4 million hundredweight of sugar from the 2007 crop, a decrease of approximately 4.9 percent compared to the 2006 crop.  Due to the limits imposed by government sugar marketing allocations, it is anticipated that approximately 3.0 million hundredweight of sugar produced from the 2007 crop will not be permitted to be sold during the time period of October 1, 2007 to September 30, 2008.

Net Proceeds from Member and Non-Member Business for fiscal 2008 are expected to be approximately 22 percent lower than in fiscal 2007.  This decrease is primarily the result of the lower anticipated sugar selling prices along with reduced sugar production.

Comparison of the Three Months Ended November 30, 2007 and 2006

Revenue for the three months ended November 30, 2007, was $304.3 million, an increase of $46.1 million from the same period last year.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended November 30, 2007, as compared to the same period last year.

Product	Revenue	Selling Price	Volume
Sugar	14.0%	-6.8%	22.4%
Pulp	21.2%	13.4%	6.9%
Molasses	56.6%	3.6%	51.2%
CSB	34.1%	13.7%	18.0%
Betaine	108.9%	13.0%	85.0%

The substantial increases in the volumes of molasses and betaine sold are primarily due to increased availability of saleable product resulting from higher beginning inventory levels as of September 1, 2007 as compared to the inventory levels as of September 1, 2006.

Rental revenue on the ProGold operating lease was $6.8 million and $6.2 million for the three months ended November 30, 2007 and 2006, respectively.

Cost of sales for the three months ended November 30, 2007, exclusive of payments to members for sugarbeets, increased $44.0 million as compared to same period last year.  Operating costs decreased $3.5 million primarily as a result of harvesting 3.0 percent less sugarbeets and processing 7.1 percent less sugarbeets during the first three months of fiscal 2008 as compared to the same period last year.  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended November 30, 2007 was $88.9 million as compared to an increase of $138.6 million for the previous year’s three month period ended November 30, 2006 resulting in a $49.7 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories
	For the Three Months Ended November 30
(In Millions)	2007	2006	Change
Beginning Product Inventories at Net Realizable Value	$(156.4)	$(116.0)	$(40.4	)(1)
Ending Product Inventories at Net Realizable Value	245.3	254.6	(9.3	)(2)
Increase in the Net Realizable Value of Product Inventories	$88.9	$138.6	$(49.7)

(1) The change is primarily due to a 47 percent increase in the hundredweight of sugar inventory as of August 31, 2007 as compared to August 31, 2006 partially offset by a 10 percent decrease in the per hundredweight net realizable value of sugar inventory as of August 31, 2007 as compared to August 31, 2006.

(2) The change is primarily due to a 7.6 percent decrease in the per hundredweight net realizable value of sugar inventory as of November 30, 2007 as compared to November 30, 2006 partially offset by a 3.6 percent increase in the hundredweight of sugar inventory as of November 30, 2007 as compared to November 30, 2006.

Selling, general and administrative expenses increased $13.1 million for the three months ended November 30, 2007, as compared to the same period last year.  Selling expenses increased $12.3 million primarily due to the increase in the volumes of products sold resulting in increased shipping and handling expenses.  General and Administrative expenses increased $ .8 million due to general cost increases.

Interest expense decreased $ .8 million for the three months ended November 30, 2007 as compared to the same period last year.  This reflects a decrease in the average borrowing level of short-term and long-term debt and a lower average interest rate for long-term debt partially offset by a higher average interest rate for short-term debt.

Non-member business activities resulted in a gain of $1.7 million for the three months ended November 30, 2007, as compared to a gain of $1.0 million for the same period last year.  The increase was primarily related to increased income from the activities of ProGold.

Pending Legislation

On July 27, 2007, the U.S. House of Representatives passed the Farm, Nutrition, and Bioenergy Act of 2007.  On December 14, 2007, the U.S. Senate passed the Food and Energy Security Act of 2007.  Currently these bills are in a House-Senate Conference Committee.  The resulting legislation, if signed into law, would replace the Farm Security and Rural Investment Act of 2002.  The Company has no way to predict the outcome, but the impact could be material and significant.  Final language is expected prior to the 2008 crop planting.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from Mexico expired on January 1, 2008.  Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities.

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

On December 14, 2007, the U.S. President signed the U.S.-Peru Free Trade Agreement.  This agreement establishes a duty-free Tariff Rate Quota (TRQ), in addition to that provided under the World Trade Organization (WTO), for those sugar and sugar-containing products for which overall TRQ’s under the U.S. sugar import program are in operation.  This TRQ is set at 9,000 metric tons in year 1 of the agreement and rises to 11,250 metric tons in year 15; after year 15 the in-quota quantity grows by 180 metric tons per year. Eligibility for this TRQ, however, is limited to the amount of Peru’s trade surplus in sugar. In addition to the TRQ described above, a duty-free TRQ of 2,000 metric tons has been established for specialty sugars.  This TRQ does not increase and is not subject to the “net exporter” provision described above.

Negotiations on other agreements have been completed.  The U.S.-Colombian Free Trade Agreement was completed on February 27, 2006, and the U.S.-Panama Free Trade Agreement was completed on December 18, 2006.  The Company expects that these trade agreements may be brought before Congress for a vote in 2008.  Quantities of sugar from these countries expected to be permitted into the United States if these agreements are approved by Congress and implemented are as follows:

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

The impact of the various trade agreements on the Company cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented.  It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders and by the growers for Sidney Sugars Incorporated, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings.  Although the magnitude of the impact cannot be determined at this time, the Company estimates that for every additional 500,000 tons of sugar entering the U.S. market and therefore reducing the overall allotment quantity (and assuming no other variables change), the Company may need to reduce planted acres by approximately 30,000, which would negatively impact shareholder profits.

Environmental

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006.  A penalty assessment is currently under consideration by the MPCA.  The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories also experienced hydrogen sulfide emissions from their water treatment ponds in fiscal 2007 that exceeded permissible limits.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines, while possibly significant, are not expected to be material to the Company.

Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s capital appropriations budgets at the beginning of the current fiscal year included approximately $6.2 million for environmentally related projects at the Company’s factory locations.  Expenditures during the three months ended November 30, 2007 on these projects were approximately $624,000 while total to date spending on these projects has been $3.9 million.  Environmental related projects that were placed into service during the three months ended November 30, 2007 totaled approximately $191,000.  The amount and timing of any additional capital expenditures that may be required is not currently known.

In October 2007, the East Grand Forks, Minnesota factory experienced emissions from its pellet cooler that exceeded permissible limits.  In July and November 2007, the Company received Compliance Monitoring Survey-Letters of Warning from the MPCA for the East Grand Forks and Moorhead, Minnesota factories.  Corrective actions have been taken related these occurrences.  While the Company may be assessed penalties for these occurrences, as of the date of this report none have been assessed.   Any potential penalties assessed are not expected to be material to the Company.

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

The Company has long-term debt availability with CoBank, ACB of $196.5 million, of which $76.9 million in loans and $69.3 million in long-term letters of credit were outstanding as of November 30, 2007.  The unused long-term line of credit as of November 30, 2007, was $50.3 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2007, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $6.4 million from a private placement of Senior Notes that occurred in January of 2003; $51.0 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $1.6 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $390 million, against which there was a $50 million outstanding balance as of November 30, 2007 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of November 30, 2007.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $200.6 million was outstanding as of November 30, 2007.  The Company had $2.1 million of short-term letters of credit outstanding as of November 30, 2007.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of November 30, 2007, was $138.3 million.

The Company had outstanding purchase commitments totaling $10.6 million as of November 30, 2007, for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2007, to November 30, 2007, were primarily due to normal business seasonality.  The first three months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the startup of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $210.7 million for the three months ended November 30, 2007, as compared to $242.1 million for the same period last year.  This decrease of $31.3 million was primarily due to changes in inventories of $77.5 million partially offset by the changes in the amounts due growers of $32.4 million, changes in accounts payable of $8.4 million and changes in advances due to related parties of $6.1 million.  The change in inventories was due primarily to increased sales this year along with a lower net realizable value of sugar inventory as of November 30, 2007 as compared to the previous year.  The change in the amounts due growers was primarily the result of a lower estimated grower payment for the 2007 crop as compared to the 2006 crop.

The net cash used in investing activities was $11.6 million for the three months ended November 30, 2007, as compared to $13.5 million for same period last year.  The decrease of $1.9 million was primarily related to decreased purchases of property and equipment partially offset by an increase in other assets.

The net cash provided by financing activities was $222.4 million for the three months ended November 30, 2007, as compared to $255.5 million for the same period last year.  This decrease of $33.1 million was primarily due to decreased borrowings of short-term debt partially offset by decreased payments on long-term debt and proceeds from the disbursement of funds from a previous bond issuance.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2007.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Another sugar company has appealed to the Ninth Circuit Court of Appeals a decision of the United States District Court relative to the determination and transfer of sugar marketing allocations made by the USDA.  If this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 15,000 acres in future crop years assuming no other related factors were to change.

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Company’s 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2007 with its shareholders from the five geographical districts where the Company’s Red River Valley factories are located.

At the Moorhead Factory District Meeting held on November 5, 2007, William A. Hejl was elected as a director, receiving 41 of the 75 votes cast with two abstentions.  His three-year term expires in December 2010.  Mr Hejl is 52 years old and has farmed near Amenia, ND for 20 years.  Mr Hejl currently serves as a director of the American Sugarbeet Growers Association and is the Manager of the Rush River Water Resource District.  Mr Hejl also served as President of the Red River Valley Sugarbeet Growers Association and as President of the World Association of Beet and Cane Growers.  Mr. Hejl replaces David J. Kragnes who was unable to stand for re-election due to the provisions of the Company Bylaws which prohibit a person from serving more than four consecutive terms as a Director.  Michael A. Astrup and Richard Borgen will continue as directors for the Moorhead Factory District.

At the Hillsboro Factory District Meeting held on November 6, 2007, Jeff D. McInnes was re-elected as a director, receiving 50 of the 52 votes cast with two abstentions.  His three-year term expires in December 2010.  John Brainard and Francis L. Kritzberger will continue as directors for the Hillsboro Factory District.

At the Crookston Factory District Meeting held on November 6, 2007, Curtis Knutson was elected as a Director, receiving 50 of the 76 votes cast.  His three-year term expires in December 2010.  Mr. Knutson is 50 years old and has farmed near Fisher, Minnesota for 36 years.  Mr. Knutson currently serves on the Polk County Extension Board.  Mr. Knutson is also a sugarbeet seed dealer for Crystal Sugarbeet Seed.  Mr. Knutson replaces Jim A. Ross who sought re-election.  Ronald E. Reitmeier and Steve Williams will continue as Directors for the Crookston Factory District.

At the East Grand Forks Factory District Meeting held on November 7, 2007, Curtis E. Haugen was re-elected as a Director, receiving 115 of the 116 votes cast.  His three-year term expires in December 2010.  Brian R. Erickson John F. Gudajtes and will continue as Directors for the East Grand Forks Factory District.

At the Drayton Factory District Meeting held on November 8, 2007, William Baldwin was re-elected as a Director, receiving all of the 115 votes cast with one abstentions.  His three-year term expires in December 2010.  Robert M. Green and Neil C. Widner will continue as Directors for the Drayton Factory District.

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.6	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

++10.7	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

++10.8	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.9	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.10	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.11	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.12	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.13	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.14	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.15	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005

++10.16	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005

++10.17	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.18	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006

10.19	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.20	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.21	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended May 31, 2007

10.22	Fourth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 25, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.23	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.24	Commitment and Acceptance Agreement between the Registrant and CoBank, ACB dated November 6, 2007	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 14, 2008	/s/ Thomas S. Astrup
Thomas S. Astrup
Vice President-Finance,
Chief Financial Officer
Duly Authorized Officer