Form 10-Q
period 2008-02-29
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2008-04-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 7, 2008
$10 Par Value	2,814

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 29	February 28	August 31
	2008	2007	2007*
Current Assets:
Cash and Cash Equivalents	$3,873	$314	$222
Receivables:
Trade	60,850	69,206	77,010
Members	3	—	2,746
Other	3,641	2,216	5,532
Advances to Related Parties	8,967	2,081	7,796
Inventories	524,438	542,731	216,563
Prepaid Expenses	1,795	5,023	1,204

Total Current Assets	603,567	621,571	311,073

Property and Equipment:
Land and Land Improvements	58,246	56,542	57,738
Buildings	111,183	103,807	109,123
Equipment	852,107	806,139	846,467
Construction in Progress	32,337	19,265	23,513
Less Accumulated Depreciation	(699,281)	(661,019)	(672,896)

Net Property and Equipment	354,592	324,734	363,945

Net Property and Equipment Held for Lease	124,995	134,543	129,795

Other Assets:
Investments in CoBank, ACB	11,627	13,138	11,627
Investments in Marketing Cooperatives	5,781	5,766	5,659
Investments in Crystech, LLC	—	15,934	—
Pension Asset	37,457	42,787	37,400
Other Assets	12,252	17,356	15,816

Total Other Assets	67,117	94,981	70,502

Total Assets	$1,150,271	$1,175,829	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	February 29	February 28	August 31
	2008	2007	2007*
Current Liabilities:
Short-Term Debt	$240,404	$230,757	$24,980
Current Maturities of Long-Term Debt	20,977	20,962	31,227
Accounts Payable	18,306	19,128	38,998
Advances Due to Related Parties	2,121	7,683	2,874
Accrued Continuing Costs	63,248	76,454	—
Other Current Liabilities	24,217	25,042	32,805
Amounts Due Growers	194,114	208,950	143,260

Total Current Liabilities	563,387	588,976	274,144

Long-Term Debt, Net of Current Maturities	157,690	172,225	157,974

Accrued Employee Benefits	38,277	40,958	39,337

Other Liabilities	9,053	8,356	8,240

Total Liabilities	768,407	810,515	479,695

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	65,662	58,622	61,735

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	29	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	151,386	134,984	170,363
Equity Retention	1,157	2,694	2,687
Accumulated Other Comprehensive Income (Loss)	(8,519)	(440)	(8,552)
Retained Earnings (Accumulated Deficit)	(18,387)	(21,111)	(21,178)

Total Members’ Investments	316,202	306,692	333,885

Total Liabilities and Members’ Investments	$1,150,271	$1,175,829	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007
Net Revenue	$557,053	$544,215	$252,719	$285,969

Cost of Sales	22,608	(13,213)	13,782	21,953

Gross Proceeds	534,445	557,428	238,937	264,016

Selling, General and Administrative Expenses	119,748	107,554	56,716	57,631
Accrued Continuing Costs	63,248	76,454	21,154	36,171

Operating Proceeds	351,449	373,420	161,067	170,214

Other Income (Expense):
Interest Income	336	506	22	30
Interest Expense, Net	(7,922)	(9,976)	(5,269)	(6,539)
Other, Net	623	490	110	90

Total Other Expense	(6,963)	(8,980)	(5,137)	(6,419)

Proceeds Before Minority Interest and Income Tax Expense	344,486	364,440	155,930	163,795

Minority Interest	(3,927)	(2,523)	(1,427)	(1,304)

Income Tax Expense	(1,943)	(1,634)	(772)	(918)

Net Proceeds Resulting from Member and Non-Member Business	$338,616	$360,283	$153,731	$161,573

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$2,791	$2,353	$1,106	$1,323
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	2,791	2,353	1,106	1,323
Payments To/Due Members for Sugarbeets,
Net of Unit Retains Declared	335,825	357,930	152,625	160,250
Total	$338,616	$360,283	$153,731	$161,573

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended
	February 29	February 28
	2008	2007
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$338,616	$360,283
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(335,825)	(357,930)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	36,015	35,662
Income from Equity Method Investees	(24)	(576)
Loss on the Disposition of Property and Equipment	21	495
Deferred Gain Recognition	(99)	(99)
Minority Interest in ProGold Limited Liability Company	3,927	2,523
Changes in Assets and Liabilities:
Receivables	20,794	14,239
Inventories	(307,875)	(367,970)
Prepaid Expenses	(559)	(574)
Non Current Pension Asset	(57)	2,638
Advances To/Due to Related Parties	(1,924)	3,306
Accounts Payable	(20,692)	(7,992)
Accrued Continuing Costs	63,248	76,454
Other Liabilities	(8,835)	(2,183)
Amounts Due Growers	50,854	85,302
Net Cash Used In Operating Activities	(162,415)	(156,422)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(19,796)	(21,890)
Purchases of Property and Equipment Held for Lease	(757)	(59)
Proceeds from the Sale of Property and Equipment	29	54
Changes in Other Assets	2,207	(382)
Net Cash Used In Investing Activities	(18,317)	(22,277)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	215,424	225,457
Proceeds from Issuance of Long-Term Debt	19,183	11,500
Long-Term Debt Repayment	(29,717)	(39,312)
Payment of Unit Retains and Equity Retention	(20,507)	(18,977)
Net Cash Provided By Financing Activities	184,383	178,668
Increase/(Decrease) In Cash and Cash Equivalents	3,651	(31)
Cash and Cash Equivalents, Beginning of Year	222	345

Cash and Cash Equivalents, End of Period	$3,873	$314

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

February 29, 2008 and February 28, 2007

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

The operating results for the six months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

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

Note 2:  Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement becomes effective for the Company in the first quarter of fiscal 2009.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement will require the Company to measure the funded status of a plan as of the date of its year-end statement of financial position.  This requirement becomes effective for the Company as of August 31, 2009.

The FASB has issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB  No. 51.  This Statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  This statement becomes effective for the Company in the first quarter of fiscal 2010.

The FASB has issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement enhances the disclosure requirements for derivatives and hedging activities.  This statement becomes effective for the Company in the second quarter of fiscal 2009.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	February 29 2008	February 28 2007	August 31 2007
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$355,985	$357,093	$178,078
Unprocessed Sugarbeets	141,394	155,263	9,231
Maintenance Parts and Supplies	27,059	30,375	29,254

Total Inventories	$524,438	$542,731	$216,563

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

As of February 29, 2008, the Company had outstanding commercial paper of $206.1 million at an average interest rate of 5.14% and maturity dates between March 3, 2008 and April 30, 2008.  In addition, the Company had an outstanding non-recourse loan with the CCC of $34.3 million, against which 1.5 million hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 4.25% and a maturity date of September 30, 2008.  The Company had no outstanding short-term debt with CoBank, ACB as of February 29, 2008.  The Company had $2.1 million of short-term letters of credit outstanding as of February 29, 2008.  The unused seasonal line of credit as of February 29, 2008 was $182.8 million.

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

Note 5:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $7.4 million and $9.5 million for the six months ended February 29, 2008 and February 28, 2007, respectively and $6.3 million and $7.3 million for the three months ended February 29, 2008 and February 28, 2007, respectively.  Interest capitalized, was $ .7 million in each of the six months ended February 29, 2008 and February 28, 2007 and $ .3 million in each of the three months ended February 29, 2008 and February 28, 2007, respectively.

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

Note 7:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 29, 2008 and February 28, 2007:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007
Service Cost	$1,882	$1,766	$941	$883
Interest Cost	4,076	3,954	2,038	1,977
Expected Return on Plan Assets	(6,483)	(5,455)	(3,241)	(2,727)
Multiple Employer Adjustment	—	(28)	—	(14)
Amortization of Prior Service Costs	659	1,456	329	728
Amortization of Net Actuarial Loss	30	217	15	108
Net Periodic Pension Cost	$164	$1,910	$82	$955

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007
Service Cost	$538	$551	$269	$275
Interest Cost	932	962	466	481
Amortization of Net Actuarial Gain	(112)	(10)	(56)	(5)
Net Periodic Post-Retirement Cost	$1,358	$1,503	$679	$751

The Company does not expect to make any contributions to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $3.6 million related to the Supplemental Executive Retirement Plans during the six months ended February 29, 2008.  The

Company expects to contribute and make benefit payments of approximately $3.7 million this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $493,000 related to the post-retirement plans during the six months ended February 29, 2008.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 8:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
April 7, 2008	$76.77	600,000	498,570
February 29, 2008	$76.77	600,000	498,570
August 31, 2007	$76.77	600,000	498,570
February 28, 2007	$76.77	600,000	498,570

Common Stock:
April 7, 2008	$10.00	4,000	2,814
February 29, 2008	$10.00	4,000	2,878
August 31, 2007	$10.00	4,000	2,878
February 28, 2007	$10.00	4,000	2,866

Note 9:  Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $82.2 million and $72.3 million for the six months ended February 29, 2008 and February 28, 2007, respectively and $38.9 million and $39.4 million for the three months ended February 29, 2008 and February 28, 2007, respectively.

Note 10: ProGold Limited Liability Company

The Company is the controlling member of ProGold Limited Liability Company (ProGold), which owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated (Cargill).  On November 6, 2007, ProGold entered into an amended lease agreement with Cargill that superseded and replaced the previous 10 year lease between ProGold and Cargill and provides that (1) Cargill will pay ProGold average annual rental payments equal to $21.9 million and (2) that the term of the lease be extended until December 31, 2017.

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 29, 2008 and February 28, 2007, is shown below:

	For the Six Months Ended February 29, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$544,407	$12,646	$557,053
Gross Proceeds	$526,094	$8,351	$534,445
Depreciation and Amortization	$30,458	$5,557	$36,015
Interest Income	$316	$20	$336
Interest Expense	$7,632	$290	$7,922
Income from Equity Method Investees	$24	$—	$24
Other Income/(Expense), Net	$599	$—	$599
Net Proceeds	$334,529	$4,087	$338,616

Capital Expenditures	$19,796	$757	$20,553

	For the Six Months Ended February 28, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$531,797	$12,418	$544,215
Gross Proceeds	$551,031	$6,397	$557,428
Depreciation and Amortization	$30,113	$5,549	$35,662
Interest Income	$490	$16	$506
Interest Expense	$8,767	$1,209	$9,976
Income from Equity Method Investees	$576	$—	$576
Other Income/(Expense), Net	$(78)	$(8)	$(86)
Net Proceeds	$357,657	$2,626	$360,283

Capital Expenditures	$21,890	$59	$21,949

	For the Three Months Ended February 29, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$246,902	$5,817	$252,719
Gross Proceeds	$235,898	$3,039	$238,937
Depreciation and Amortization	$15,279	$2,778	$18,057
Interest Income	$8	$14	$22
Interest Expense	$5,153	$116	$5,269
Income from Equity Method Investees	$10	$—	$10
Other Income/(Expense), Net	$100	$—	$100
Net Proceeds	$152,246	$1,485	$153,731

Capital Expenditures	$10,686	$107	$10,793

	For the Three Months Ended February 28, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$279,734	$6,235	$285,969
Gross Proceeds	$260,788	$3,228	$264,016
Depreciation and Amortization	$15,121	$2,771	$17,892
Interest Income	$23	$7	$30
Interest Expense	$5,995	$544	$6,539
Income from Equity Method Investees	$288	$—	$288
Other Income/(Expense), Net	$(190)	$(8)	$(198)
Net Proceeds	$160,216	$1,357	$161,573

Capital Expenditures	$9,060	$56	$9,116

	As of February 29, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$354,592	$—	$354,592
Assets Held for Lease, Net	$—	$124,995	$124,995
Segment Assets	$1,015,666	$134,605	$1,150,271

	As of February 28, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$324,734	$—	$324,734
Assets Held for Lease, Net	$—	$134,543	$134,543
Segment Assets	$1,032,084	$143,745	$1,175,829

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

Note 13: Environmental Matters

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006.  The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories also experienced hydrogen sulfide emissions from their water treatment ponds in fiscal 2007 that exceeded permissible limits.  A penalty assessment is currently under consideration by the MPCA.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines, while possibly significant, are not expected to be material to the Company.

Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s capital appropriations budgets at the beginning of the current fiscal year included approximately $6.2 million for environmentally related projects at the Company’s factory locations.  Expenditures during the six months ended February 29, 2008 on these projects were approximately $1.2 million while total project-to-date spending on these projects has been $4.6 million.  Environmental related projects that were placed into service during the six months ended February 29, 2008 totaled approximately $4.2 million.  The amount and timing of any additional capital expenditures that may be required is not currently known.

The Company is also addressing the following environmental matters:

•                  In October 2007, the East Grand Forks, Minnesota factory failed a stack emission performance test on its pellet cooler.  A notice of non-compliance was issued by the MPCA on December 4, 2007 related to this occurrence.

•                  In November 2007, the Moorhead, Minnesota factory failed a stack emission performance test on its lime kiln.  A notice of non-compliance was issued by the MPCA on February 5, 2008 related to this occurrence.

•                  In July 2007, the Company received Compliance Monitoring Survey-Letters of Warning from the MPCA for the East Grand Forks and Moorhead, Minnesota factories.

•                  In November 2007, the Company received a Compliance Monitoring Survey-Letter of Warning from the MPCA for the Crookston Minnesota factory.

•                  On February 15, 2008, the Montana Department of Environmental Quality (MDEQ) issued a notice of violation related to the retention of environmental monitoring data at the Sidney, Montana factory.

Corrective actions have been taken related to these occurrences.  While the Company may be assessed penalties for these occurrences, as of the date of this report none have been assessed.   Any potential penalties assessed are not expected to be material to the Company.

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

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months and Three Months Ended February 29, 2008 and February 28, 2007

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

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2007 and to be processed during fiscal 2008 produced a total of 12.5 million tons of sugarbeets, or approximately 23.6 tons of sugarbeets per acre from approximately 529,000 acres.  This represents a decrease in total tons harvested of approximately 3.0 percent compared to the 2006 crop.  The sugar content of the 2007 crop is 18.1 percent as compared to the 18.2 percent sugar content of the 2006 crop.  The Company expects to produce a total of approximately 35.8 million hundredweight of sugar from the 2007 crop, a decrease of approximately 3.8 percent compared to the 2006 crop.  Due to the limits imposed by government sugar marketing allocations, it is anticipated that approximately 2.3 million hundredweight of sugar produced from the 2007 crop will not be permitted to be sold during the time period of October 1, 2007 to September 30, 2008.

Net Proceeds from Member and Non-Member Business for fiscal 2008 are expected to be approximately 22 percent lower than in fiscal 2007.  This decrease is primarily the result of the lower anticipated sugar selling prices along with reduced sugar production.

Comparison of the Six Months Ended February 29, 2008 and February 28, 2007

Revenue for the six months ended February 29, 2008 was $557.1 million, an increase of $12.8 million from the six months ended February 28, 2007.  The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 29, 2008, as compared to the six months ended February 28, 2007.

Product	Revenue	Selling Price	Volume
Sugar	-0.3%	-6.6%	6.7%
Pulp	1.5%	16.6%	-12.9%
Molasses	40.0%	1.8%	37.5%
CSB	29.2%	9.0%	18.5%
Betaine	83.4%	8.2%	69.5%

The substantial increases in the volumes of molasses and betaine sold are primarily due to increased availability of saleable product resulting from higher beginning inventory levels as of September 1, 2007 as compared to the inventory levels as of September 1, 2006.

Rental revenue on the ProGold operating lease was $12.6 million and $12.4 million for the six months ended February 29, 2008 and February 28, 2007, respectively.

Cost of sales for the six months ended February 29, 2008, exclusive of payments to members for sugarbeets, increased $35.8 million as compared to the six months ended February 28, 2007.  Operating costs increased slightly by $ .7 million.  This was primarily due to increased costs for sugarbeet transportation, process chemicals and property taxes partially offset by lower natural gas consumption along with harvesting 3.0 percent less sugarbeets and processing 4.5 percent less sugarbeets during the first six months of fiscal 2008 as compared to the same period last year.  The cost recognized associated with the non-member sugarbeets decreased $4.9 million for the six months ended February 29, 2008, when compared to the six months ended February 28, 2007.  This decrease was primarily due to an 11.2 percent decrease in tons processed along with a lower per ton estimated grower payment this year resulting from a lower projected sugar net selling price.  Costs associated with the ProGold facility decreased $1.7 million.  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the six months ended February 29, 2008 was $196.7 million as compared to an increase of $238.6 million for the previous year’s six month period ended February 28, 2007 resulting in a $41.9 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Six Months Ended
	February 29	February 28
(In Millions)	2008	2007	Change
Beginning Product Inventories at Net Realizable Value	$(156.4)	$(116.0)	$(40.4	)(1)

Ending Product Inventories at Net Realizable Value	353.1	354.6	(1.5	)(2)

Increase in the Net Realizable Value of Product Inventories	$196.7	$238.6	$(41.9)

(1) The change is primarily due to a 47 percent increase in the hundredweight of sugar inventory as of August 31, 2007 as compared to August 31, 2006 partially offset by a 10 percent decrease in the per hundredweight net realizable value of sugar inventory as of August 31, 2007 as compared to August 31, 2006.

(2) The change is primarily due to a 5.1 percent decrease in the per hundredweight net realizable value of sugar inventory as of February 29, 2008 as compared to February 28, 2007 partially offset by a 3.9 percent increase in the hundredweight of sugar inventory as of February 29, 2008 as compared to February 28, 2007.

Selling, general and administrative expenses increased $12.2 million for six months ended February 29, 2008, as compared to the six months ended February 28, 2007.  Selling expenses increased $11.8 million primarily due to the increase in the volumes of products sold resulting in increased shipping and handling expenses.  General and administrative expenses increased $ .4 million due to general cost increases.

Interest expense decreased $2.1 million for the six months ended February 29, 2008, as compared to the six months ended February 28, 2007.  This reflects a decrease in the average borrowing level of short-term and long-term debt and a lower average interest rate for short-term and long-term debt.

Non-member business activities resulted in a gain of $2.8 million for the six months ended February 29, 2008, as compared to a gain of $2.4 million for the six months ended February 28, 2007.  The increase was primarily related to increased income from the activities of ProGold partially offset by the reduced earnings of Sidney Sugars.

Comparison of the Three Months Ended February 29, 2008 and February 28, 2007

Revenue for the three months ended February 29, 2008, was $252.7 million, a decrease of $33.3 million from the three months ended February 28, 2007.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 29, 2008, as compared to the three months ended February 28, 2007.

Product	Revenue	Selling Price	Volume
Sugar	-13.5%	-6.6%	-7.4%
Pulp	-11.9%	20.1%	-26.7%
Molasses	26.7%	0.2%	26.4%
CSB	24.0%	4.1%	19.2%
Betaine	65.1%	5.2%	57.0%

The substantial increases in the volumes of molasses and betaine sold are primarily due to increased availability of saleable product resulting from higher beginning inventory levels as of December 1, 2007 as compared to the inventory levels as of December 1, 2006.

Rental revenue on the ProGold operating lease was $5.8 million and $6.2 million for the three months ended February 29, 2008 and February 28, 2007, respectively.

Cost of sales for the three months ended February 29, 2008, exclusive of payments to members for sugarbeets, decreased $8.2 million as compared to the three months ended February 28, 2007.  Operating costs increased $3.9 million.  This was primarily due to increased costs for sugarbeet transportation, process chemicals, coal and limerock consumption and property taxes partially offset by lower natural gas consumption along with processing 1.6 percent less sugarbeets during the second quarter of fiscal 2008 as compared to the same period last year.  The cost recognized associated with the non-member sugarbeets decreased $4.0 million for the three months ended February 29, 2008, when compared to the three months ended February 28, 2007.  This decrease was primarily due to an 18.6 percent decrease in tons processed along with a lower per ton estimated grower payment this year resulting from a lower projected sugar net selling price.  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended February 29, 2008 was $107.8 million as compared to an increase of $100.0 million for the previous year’s three month period ended February 28, 2007 resulting in a $7.8 million favorable change in the cost of sales between the two quarters as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended
	February 29	February 28
(In Millions)	2008	2007	Change
Beginning Product Inventories at Net Realizable Value	(245.3)	(254.6)	$9.3	(1)

Ending Product Inventories at Net Realizable Value	353.1	354.6	(1.5	)(2)

Increase in the Net Realizable Value of Product Inventories	$107.8	$100.0	$7.8

(1) The change is primarily due to a 7.6 percent decrease in the per hundredweight net realizable value of sugar inventory as of November 30, 2007 as compared to November 30, 2006 partially offset by a 3.6 percent increase in the hundredweight of sugar inventory as of November 30, 2007 as compared to November 30, 2006.

(2) The change is primarily due to a 5.1 percent decrease in the per hundredweight net realizable value of sugar inventory as of February 29, 2008 as compared to February 28, 2007 partially offset by a 3.9 percent increase in the hundredweight of sugar inventory as of February 29, 2008 as compared to February 28, 2007.

Selling, general and administrative expenses decreased $ .9 million for the three months ended February 29, 2008, as compared to the three months ended February 28, 2007.  Selling expenses decreased $ .6 million primarily due to the decrease in the volumes of products sold resulting in decreased shipping and handling expenses.  General and administrative expenses decreased $ .3 million due to general cost decreases.

Interest expense decreased $1.3 million for the three months ended February 29, 2008, as compared to the three months ended February 28, 2007.  This reflects a decrease in the average borrowing level of short-term and long-term debt and a lower average interest rate for short-term and long-term debt.

Non-member business activities resulted in a gain of $1.1 million for the three months ended February 29, 2008, as compared to a gain of $1.3 million for the three months ended February 28, 2007.  The increase was primarily related to increased income from the activities of ProGold partially offset by the reduced earnings of Sidney Sugars.

Pending Legislation

On July 27, 2007, the U.S. House of Representatives passed the Farm, Nutrition, and Bioenergy Act of 2007.  On December 14, 2007, the U.S. Senate passed the Food and Energy Security Act of 2007.  Negotiations are currently underway in an attempt to reconcile these bills.  The resulting legislation, if signed into law, would replace the Farm Security and Rural Investment Act of 2002.  The Company has no way to predict the outcome, but the impact could be material and significant.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from Mexico expired on January 1, 2008.  Early in the current calendar year, there has been no indication of an influx of sugar from Mexico.  However, market conditions for sugar and other sweeteners could change and excessive imports of Mexican sugar could cause material harm to the United States sugar market.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities.

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

The current U.S President’s administration has indicated its interest in pursuing other bilateral or regional free trade agreements.  These include the Free Trade Area of the Americas, the Association of Southeast Asian Nations, South Africa, Thailand, and others.  Since these negotiations are in some cases stalled or at various stages of development, the Company is unable to assess the risk associated with these potential agreements.

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

Environmental

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006.  The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories also experienced hydrogen sulfide emissions from their water treatment ponds in fiscal 2007 that exceeded permissible limits.  A penalty assessment is currently under consideration by the MPCA.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines, while possibly significant, are not expected to be material to the Company.

Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s capital appropriations budgets at the beginning of the current fiscal year included approximately $6.2 million for environmentally related projects at the Company’s factory locations.  Expenditures during the six months ended February 29, 2008 on these projects were approximately $1.2 million while total project-to-date spending on these projects has been $4.6 million.  Environmental related projects that were placed into service during the six months ended February 29, 2008 totaled approximately $4.2 million.  The amount and timing of any additional capital expenditures that may be required is not currently known.

The Company is also addressing the following environmental matters:

•                  In October 2007, the East Grand Forks, Minnesota factory failed a stack emission performance test on its pellet cooler.  A notice of non-compliance was issued by the MPCA on December 4, 2007 related to this occurrence.

•                  In November 2007, the Moorhead, Minnesota factory failed a stack emission performance test on its lime kiln.  A notice of non-compliance was issued by the MPCA on February 5, 2008 related to this occurrence.

•                  In July 2007, the Company received Compliance Monitoring Survey-Letters of Warning from the MPCA for the East Grand Forks and Moorhead, Minnesota factories.

•                  In November 2007, the Company received a Compliance Monitoring Survey-Letter of Warning from the MPCA for the Crookston Minnesota factory.

•                  On February 15, 2008, the Montana Department of Environmental Quality (MDEQ) issued a notice of violation related to the retention of environmental monitoring data at the Sidney, Montana factory.

Corrective actions have been taken related to these occurrences.  While the Company may be assessed penalties for these occurrences, as of the date of this report none have been assessed.   Any potential penalties assessed are not expected to be material to the Company.

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

The Company has long-term debt availability with CoBank, ACB of $174.8 million, of which $55.3 million in loans and $69.5 million in long-term letters of credit were outstanding as of February 29, 2008.  The unused long-term line of credit as of February 29, 2008, was $50.0 million.  In addition, the Company had long-term debt outstanding, as of February 29, 2008, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $5.5 million from a private placement of Senior Notes that occurred in January of 2003; $67.1 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $.8 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $390 million, against which there was no outstanding balance as of February 29, 2008 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of February 29, 2008.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $206.1 million was outstanding as of February 29, 2008.  The Company had $2.1 million of short-term letters of credit outstanding as of February 29, 2008.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of February 29, 2008, was $182.8 million.  In addition, the Company had an outstanding non-recourse loan with the CCC, as of February 29, 2008, of $34.3 million, against which 1.5 million hundredweight of sugar was pledged as collateral.

The Company had outstanding purchase commitments totaling $8.1 million as of February 29, 2008, for equipment and construction contracts related to various capital and maintenance projects.

The changes that have occurred in the Company’s financial statements from August 31, 2007, to February 29, 2008, were primarily due to normal business seasonality.  The first six months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the startup of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $162.4 million for the six months ended February 29, 2008, as compared to $156.4 million for the six months ended February 28, 2007.  This increase in the use of cash of $6.0 million was primarily the result of additional cash usages due to changes in the amounts due growers of $34.4 million, changes in accrued continuing costs of $13.2 million and changes in accounts payable of $12.7 million.  The additional usages of cash were partially offset by changes in inventories of $60.1 million. Amounts due growers changed primarily as the result of a lower estimated grower payment for the 2007 crop as compared to the 2006 crop.  The change in accrued continuing costs was the result of the difference in the timing of revenues and expenses between the two years.  Increased payments of accounts payable this year was primarily due to a higher liability balance as of August 31, 2007 as compared to the previous year resulting from increased maintenance and project activities during the later part of fiscal 2007.  The change in inventories was due primarily to a higher beginning sugar inventory value this fiscal year as compared to the previous year.  The change in inventories was also impacted by the lower per ton value for unprocessed sugarbeets as of February 29, 2008 as compared to February 28, 2007 resulting from of a lower estimated grower payment for the 2007 crop as compared to the 2006 crop.

The net cash used in investing activities was $18.3 million for the six months ended February 29, 2008, as compared to $22.3 million for the six months ended February 28, 2007.  The decrease of $4.0 million was primarily related to decreased purchases of property and equipment of $1.4 million and changes in other assets of $2.6 million.

The net cash provided by financing activities was $184.4 million for the six months ended February 29, 2008, as compared to $178.7 million for the six months ended February 28, 2007.  This increase of $5.7 million was primarily due to additional proceeds from issuance of long-term debt of $7.7 million, decreased payments on long-term debt of $9.6 million partially offset by decreased borrowings of short-term debt of $10.0 million and increased payments of Unit Retains and Equity Retention of $1.5 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 29, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.6	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

++10.7	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

++10.8	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.9	Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 1, 2001.	Incorporated by reference to Exhibit 10.27 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.10	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.11	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.12	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.13	Beet Loading and Hauling Agreement between the Registrant and Transystems LLC for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.31 from the Company’s Form 10-Q for the quarter ended May 31, 2003

10.14	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

10.15	Crop year 2005, 2006 and 2007 Sugarbeet Delivery Agreements between Sidney Sugars Incorporated and Growers	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended May 31, 2005

++10.16	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005

++10.17	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.18	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006

10.19	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.20	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.21	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended May 31, 2007

10.22	Fourth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 25, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.23	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.24	Commitment and Acceptance Agreement between the Registrant and CoBank, ACB dated November 6, 2007	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended November 30, 2007

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2008	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer