Form 10-Q
period 2008-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2008-07-15
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 7, 2008
$10 Par Value	2,839

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	May 31		August 31
	2008	2007	2007*
Current Assets:
Cash and Cash Equivalents	$4,483	$344	$222
Receivables:
Trade	64,994	80,389	77,010
Members	1,948	3,706	2,746
Other	1,069	2,049	5,532
Advances to Related Parties	13,054	4,346	7,796
Inventories	393,307	426,980	216,563
Prepaid Expenses	1,584	4,787	1,204

Total Current Assets	480,439	522,601	311,073

Property and Equipment:
Land and Land Improvements	58,292	56,231	57,738
Buildings	111,127	106,679	109,123
Equipment	870,885	823,910	846,467
Construction in Progress	19,323	25,169	23,513
Less Accumulated Depreciation	(710,398)	(673,188)	(672,896)

Net Property and Equipment	349,229	338,801	363,945

Net Property and Equipment Held for Lease	122,502	132,467	129,795

Other Assets:
Investments in CoBank, ACB	9,946	11,627	11,627
Investments in Marketing Cooperatives	5,836	5,829	5,659
Pension Asset	37,485	46,891	37,400
Other Assets	11,622	17,049	15,816

Total Other Assets	64,889	81,396	70,502

Total Assets	$1,017,059	$1,075,265	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2008	2007	2007*
Current Liabilities:
Short-Term Debt	$210,134	$221,463	$24,980
Current Maturities of Long-Term Debt	20,992	20,977	31,227
Accounts Payable	12,263	19,140	38,998
Advances Due to Related Parties	1,970	1,939	2,874
Accrued Continuing Costs	92,160	85,579	—
Other Current Liabilities	24,673	25,761	32,805
Amounts Due Growers	72,133	118,987	143,260

Total Current Liabilities	434,325	493,846	274,144

Long-Term Debt, Net of Current Maturities	156,879	165,428	157,974

Accrued Employee Benefits	38,875	41,848	39,337

Other Liabilities	9,737	7,847	8,240

Total Liabilities	639,816	708,969	479,695

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	61,518	60,186	61,735

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	29	29
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	151,289	134,711	170,363
Equity Retention	1,157	2,689	2,687
Accumulated Other Comprehensive Income (Loss)	(8,571)	(428)	(8,552)
Retained Earnings (Accumulated Deficit)	(18,714)	(21,427)	(21,178)

Total Members’ Investments	315,725	306,110	333,885

Total Liabilities and Members’ Investments	$1,017,059	$1,075,265	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2008	2007	2008	2007
Net Revenue	$889,991	$875,517	$332,938	$331,302

Cost of Sales	111,411	44,874	88,803	58,087

Gross Proceeds	778,580	830,643	244,135	273,215

Selling, General and Administrative Expenses	189,717	169,319	69,969	61,765
Accrued Continuing Costs	92,160	85,579	28,912	9,125

Operating Proceeds	496,703	575,745	145,254	202,325

Other Income (Expense):
Interest Income	349	568	13	62
Interest Expense, Net	(11,603)	(15,455)	(3,681)	(5,479)
Other, Net	1,009	956	386	466

Total Other Expense	(10,245)	(13,931)	(3,282)	(4,951)

Proceeds Before Minority Interest and Income Tax Expense	486,458	561,814	141,972	197,374

Minority Interest	(5,450)	(4,087)	(1,523)	(1,564)

Income Tax (Expense)/Benefit	(1,717)	(1,422)	226	212

Net Proceeds Resulting from Member and Non-Member Business	$479,291	$556,305	$140,675	$196,022

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$2,464	$2,037	$(327)	$(316)
Unit Retains Declared to Members	—	—	—	—
Net Credit/(Charge) to Members’ Investments	2,464	2,037	(327)	(316)
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	476,827	554,268	141,002	196,338
Total	$479,291	$556,305	$140,675	$196,022

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	May 31
	2008	2007
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$479,291	$556,305
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(476,827)	(554,268)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	52,043	51,894
Income from Equity Method Investees	(30)	(738)
Loss on the Disposition of Property and Equipment	240	846
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(121)	(182)
Deferred Gain Recognition	(148)	(148)
Minority Interest in ProGold Limited Liability Company	(217)	4,087
Changes in Assets and Liabilities:
Receivables	17,277	(483)
Inventories	(176,744)	(252,219)
Prepaid Expenses	(399)	(291)
Non Current Pension Asset	(85)	(1,466)
Advances To/Due to Related Parties	(6,162)	(401)
Accounts Payable	(26,735)	(7,980)
Accrued Continuing Costs	92,160	85,579
Other Liabilities	(7,097)	(1,086)
Amounts Due Growers	(71,127)	(4,661)
Net Cash Used In Operating Activities	(124,681)	(125,212)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(27,230)	(35,805)
Purchases of Property and Equipment Held for Lease	(1,043)	(754)
Proceeds from the Sale of Property and Equipment	38	58
Investments in Crystech, LLC	—	(1,539)
Equity Refund from CoBank, ACB	1,802	1,693
Changes in Other Assets	2,155	(756)
Net Cash Used In Investing Activities	(24,278)	(37,103)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	185,154	216,163
Proceeds from Issuance of Long-Term Debt	19,183	11,736
Long-Term Debt Repayment	(30,513)	(46,330)
Payment of Unit Retains and Equity Retention	(20,604)	(19,255)
Net Cash Provided By Financing Activities	153,220	162,314
Increase/(Decrease) In Cash and Cash Equivalents	4,261	(1)
Cash and Cash Equivalents, Beginning of Year	222	345

Cash and Cash Equivalents, End of Period	$4,483	$344

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2008 and 2007

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

The operating results for the nine months ended May 31, 2008, are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2007 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2007 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Note 2:  Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement becomes effective for the Company in the first quarter of fiscal 2009.  Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 for the Company to the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement requires the Company to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This requirement became effective and was adopted by the Company as of August 31, 2007.  This Statement also will require the Company to measure the funded status of a plan as of the date of its year-end statement of financial position.  This requirement becomes effective for the Company as of August 31, 2009.

The FASB has issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  This Statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  This statement becomes effective for the Company in the first quarter of fiscal 2010.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

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

The FASB has issued statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This statement becomes effective for the Company in the first quarter of fiscal 2010.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	May 31 2008	May 31 2007	August 31 2007
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$363,901	$393,618	$178,078
Unprocessed Sugarbeets	392	5,546	9,231
Maintenance Parts and Supplies	29,014	27,816	29,254

Total Inventories	$393,307	$426,980	$216,563

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

As of May 31, 2008, the Company had outstanding commercial paper of $102.9 million at an average interest rate of 4.41% and maturity dates between June 4, 2008 and June 30, 2008.  In addition, the Company had an outstanding non-recourse loan with the CCC of $57.2 million, against which 2.5 million hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 3.6% and a maturity date of September 30, 2008.  The Company also had outstanding short-term debt with CoBank, ACB as of May 31, 2008 of $50.0 million at an average interest rate of 3.09% and a maturity date of June 30, 2008.  The Company had $2.1 million of short-term letters of credit outstanding as of May 31, 2008.  The unused seasonal line of credit as of May 31, 2008 was $236.0 million.

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

Note 5:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $10.0 million and $13.9 million for the nine months ended May 31, 2008 and 2007, respectively and $2.6 million and $4.4 million for the three months ended May 31, 2008 and 2007, respectively.  Interest capitalized was $ ..8 million and $1.0 million for the nine months ended May 31, 2008 and 2007, respectively, and $ .1 million and $ .3 million for the three months ended May 31, 2008 and 2007, respectively.

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

Note 7:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2008 and 2007:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2008	2007	2008	2007
Service Cost	$2,822	$2,650	$940	$883
Interest Cost	6,115	5,930	2,039	1,977
Expected Return on Plan Assets	(9,724)	(8,182)	(3,241)	(2,727)
Multiple Employer Adjustment	—	(42)	—	(14)
Amortization of Prior Service Costs	988	2,184	329	728
Amortization of Net Actuarial Loss	45	325	15	108
Net Periodic Pension Cost	$246	$2,865	$82	$955

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2008	2007	2008	2007
Service Cost	$807	$827	$269	$275
Interest Cost	1,398	1,442	466	481
Amortization of Net Actuarial Gain	(169)	(15)	(57)	(5)
Net Periodic Post-Retirement Cost	$2,036	$2,254	$678	$751

The Company does not expect to make any contributions to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $3.6 million related to the Supplemental Executive Retirement Plans during the nine months ended May 31, 2008.  The Company expects to contribute and make benefit payments of approximately $3.7 million this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $1.3 million related to the post-retirement plans during the nine months ended May 31, 2008.  The Company expects to contribute and make benefit payments of approximately $1.7 million related to the post-retirement plans during the current fiscal year.

Note 8:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
July 7, 2008	$76.77	600,000	498,570
May 31, 2008	$76.77	600,000	498,570
August 31, 2007	$76.77	600,000	498,570
May 31, 2007	$76.77	600,000	498,570

Common Stock:
July 7, 2008	$10.00	4,000	2,839
May 31, 2008	$10.00	4,000	2,838
August 31, 2007	$10.00	4,000	2,878
May 31, 2007	$10.00	4,000	2,879

Note 9:  Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $131.6 million and $116.4 million for the nine months ended May 31, 2008 and 2007, respectively and $49.4 million and $44.1 million for the three months ended May 31, 2008 and 2007, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2008 and 2007, is shown below:

	For the Nine Months Ended May 31, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$871,583	$18,408	$889,991
Gross Proceeds	$767,247	$11,333	$778,580
Depreciation and Amortization	$43,706	$8,337	$52,043
Interest Income	$314	$35	$349
Interest Expense	$11,445	$158	$11,603
Income from Equity Method Investees	$30	$—	$30
Other Income/(Expense), Net	$979	$—	$979
Net Proceeds	$473,618	$5,673	$479,291

Capital Expenditures	$27,230	$1,043	$28,273

	For the Nine Months Ended May 31, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$856,859	$18,658	$875,517
Gross Proceeds	$820,931	$9,712	$830,643
Depreciation and Amortization	$43,574	$8,320	$51,894
Interest Income	$538	$30	$568
Interest Expense	$14,139	$1,316	$15,455
Income from Equity Method Investees	$772	$—	$772
Other Income/(Expense), Net	$192	$(8)	$184
Net Proceeds	$552,051	$4,254	$556,305

Capital Expenditures	$35,805	$754	$36,559

	For the Three Months Ended May 31, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$327,176	$5,762	$332,938
Gross Proceeds	$241,153	$2,982	$244,135
Depreciation and Amortization	$13,248	$2,780	$16,028
Interest Income	$(2)	$15	$13
Interest Expense	$3,813	$(132)	$3,681
Income from Equity Method Investees	$6	$—	$6
Other Income/(Expense), Net	$380	$—	$380
Net Proceeds	$139,089	$1,586	$140,675

Capital Expenditures	$7,434	$286	$7,720

	For the Three Months Ended May 31, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$325,062	$6,240	$331,302
Gross Proceeds	$269,900	$3,315	$273,215
Depreciation and Amortization	$13,461	$2,771	$16,232
Interest Income	$48	$14	$62
Interest Expense	$5,372	$107	$5,479
Income from Equity Method Investees	$196	$—	$196
Other Income/(Expense), Net	$270	$—	$270
Net Proceeds	$194,394	$1,628	$196,022

Capital Expenditures	$13,915	$695	$14,610

	As of May 31, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$349,229	$—	$349,229
Assets Held for Lease, Net	$—	$122,502	$122,502
Segment Assets	$890,012	$127,047	$1,017,059

	As of May 31, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$338,801	$—	$338,801
Assets Held for Lease, Net	$—	$132,467	$132,467
Segment Assets	$934,722	$140,543	$1,075,265

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

Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s capital expenditure budget at the beginning of the current fiscal year included approximately $6.2 million for environmental related projects at the Company’s factory locations.  Expenditures during the nine months ended May 31, 2008 on these projects were approximately $1.6 million while total project-to-date spending on these projects has been $5.1 million.  Environmental related projects that were placed into service during the nine months ended May 31, 2008 totaled approximately $4.4 million.  The amount and timing of any additional capital expenditures that may be required is not currently known.

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

Note 15:  Subsequent Events

The Company announced to its shareholders in a letter dated June 25, 2008, that the forecasted average gross beet payment for the 2007 crop is currently projected at $43.00 per ton, an increase of $2.00 from the projection announced in March 2008.  The financial statements contained in the Company’s Form 10-Q for the quarter ended May 31, 2008, reflect a forecasted average gross beet payment for the 2007 crop of $41.00 per ton.  The actual gross beet payment for the 2007 crop will necessarily differ from the current estimate to reflect final Company operations and selling prices for the Company’s products during fiscal year 2008.

On July 10, 2008, the U.S. Department of Agriculture increased the 2007 crop year Overall Allotment Quantity (OAQ).  The OAQ is the quantity of sugar that may be marketed in the United States without being subject to penalties.  As a result of the increase in the OAQ, the Company is now able to sell an additional 1.9 million hundredweight of sugar during the period of October 1, 2007 through September 30, 2008.  Approximately 300,000 hundredweight of sugar produced from the 2007 crop will not be permitted to be sold during this time period.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months and Three Months Ended May 31, 2008 and 2007

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

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2007 and to be processed during fiscal 2008 produced a total of 12.5 million tons of sugarbeets, or approximately 23.6 tons of sugarbeets per acre from approximately 529,000 acres.  This represents a decrease in total tons harvested of approximately 3.0 percent compared to the 2006 crop.  The sugar content of the 2007 crop is 18.1 percent as compared to the 18.2 percent sugar content of the 2006 crop.  The Company expects to produce a total of approximately 36.7 million hundredweight of sugar from the 2007 crop, a decrease of approximately 1.4 percent compared to the 2006 crop.  Due to the limits imposed by government sugar marketing allocations, it is anticipated that approximately 2.4 million hundredweight of sugar produced from the 2007 crop will not be permitted to be sold during the time period of October 1, 2007 to September 30, 2008.

Net Proceeds from Member and Non-Member Business for fiscal 2008 are expected to be approximately 20 percent lower than in fiscal 2007.  This decrease is primarily the result of the lower anticipated sugar selling prices along with reduced sugar production.

Comparison of the Nine Months Ended May 31, 2008 and 2007

Revenue for the nine months ended May 31, 2008 was $890.0 million, an increase of $14.5 million from the nine months ended May 31, 2007.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2008, as compared to the nine months ended May 31, 2007.

Product	Revenue	Selling Price	Volume
Sugar	0.4%	-6.3%	7.1%
Pulp	-0.1%	19.0%	-16.1%
Molasses	19.8%	0.5%	19.2%
CSB	11.3%	4.6%	6.4%
Betaine	106.0%	10.6%	86.3%

The substantial increase in the volume of betaine sold is primarily due to increased availability of saleable product resulting from a higher beginning inventory level as of September 1, 2007 as compared to the inventory level as of September 1, 2006.

Rental revenue on the ProGold operating lease was $18.4 million and $18.7 million for the nine months ended May 31, 2008 and 2007, respectively.

Cost of sales for the nine months ended May 31, 2008, exclusive of payments to members for sugarbeets, increased $66.5 million as compared to the nine months ended May 31, 2007.  This increase was primarily related to the following:

•                    The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the nine months ended May 31, 2008 was $205.0 million as compared to an increase of $276.2 million for the previous year’s nine month period ended May 31, 2007 resulting in a $71.2 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Nine Months Ended May 31
(In Millions)	2008	2007	Change
Beginning Product Inventories at Net Realizable Value	$(156.4)	$(116.0)	$(40.4	)(1)

Ending Product Inventories at Net Realizable Value	361.4	392.2	(30.8	)(2)

Increase in the Net Realizable Value of Product Inventories	$205.0	$276.2	$(71.2)

(1) The change is primarily due to a 47 percent increase in the hundredweight of sugar inventory as of August 31, 2007 as compared to August 31, 2006 partially offset by a 10 percent decrease in the per hundredweight net realizable value of sugar inventory as of August 31, 2007 as compared to August 31, 2006.

(2) The change is primarily due to a 6.6 percent decrease in the per hundredweight net realizable value of sugar inventory as of May 31, 2008 as compared to May 31, 2007 along with a 2.3 percent decrease in the hundredweight of sugar inventory as of May 31, 2008 as compared to May 31, 2007.

•                  The cost recognized associated with the non-member sugarbeets decreased $5.5 million for the nine months ended May 31, 2008, when compared to the same period last year.  This decrease was primarily due to an 11.7 percent decrease in tons purchased along with a lower per ton estimated grower payment this year resulting from a lower projected sugar net selling price.

Selling, general and administrative expenses increased $20.4 million for nine months ended May 31, 2008, as compared to the nine months ended May 31, 2007.  Selling expenses increased $20.5 million primarily due to the increase in the volumes of products sold resulting in increased shipping and handling expenses.  General and administrative expenses decreased $ .1 million due to general cost decreases.

Interest expense decreased $3.9 million for the nine months ended May 31, 2008, as compared to the nine months ended May 31, 2007.  This reflects a decrease in the average borrowing level of short-term and long-term debt and a lower average interest rate for short-term and long-term debt.

Non-member business activities resulted in a gain of $2.5 million for the nine months ended May 31, 2008, as compared to a gain of $2.0 million for the nine months ended May 31, 2007.  The increase was primarily related to increased income from the activities of ProGold partially offset by the reduced earnings of Sidney Sugars.

Comparison of the Three Months Ended May 31, 2008 and 2007

Revenue for the three months ended May 31, 2008, was $332.9 million, an increase of $1.6 million from the three months ended May 31, 2007.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2008, as compared to the three months ended May 31, 2007.

Product	Revenue	Selling Price	Volume
Sugar	1.6%	-5.7%	7.7%
Pulp	-3.1%	24.1%	-21.9%
Molasses	-6.1%	-1.2%	-5.0%
CSB	-17.0%	-2.5%	-14.9%
Betaine	169.8%	14.5%	135.7%

The substantial increase in the volume of betaine sold is primarily due to increased demand in the third quarter of this year as compared to that of the third quarter last year.

Rental revenue on the ProGold operating lease was $5.8 million and $6.2 million for the three months ended May 31, 2008 and 2007, respectively.

Cost of sales for the three months ended May 31, 2008, exclusive of payments to members for sugarbeets, increased $30.7 million as compared to the three months ended May 31, 2007.  This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended May 31, 2008 was $8.3 million as compared to an increase of $37.6 million for the previous year’s three month period ended May 31, 2007 resulting in a $29.3 million unfavorable change in the cost of sales between the two quarters as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended May 31
(In Millions)	2008	2007	Change
Beginning Product Inventories at Net Realizable Value	(353.1)	(354.6)	$1.5	(1)

Ending Product Inventories at Net Realizable Value	361.4	392.2	(30.8	)(2)

Increase in the Net Realizable Value of Product Inventories	$8.3	$37.6	$(29.3)

(1) The change is primarily due to a 5.1 percent decrease in the per hundredweight net realizable value of sugar inventory as of February 29, 2008 as compared to February 28, 2007 partially offset by a 3.9 percent increase in the hundredweight of sugar inventory as of February 29, 2008 as compared to February 28, 2007.

(2) The change is primarily due to a 6.6 percent decrease in the per hundredweight net realizable value of sugar inventory as of May 31, 2008 as compared to May 31, 2007 along with a 2.3 percent decrease in the hundredweight of sugar inventory as of May 31, 2008 as compared to May 31, 2007.

Selling, general and administrative expenses increased $8.2 million for the three months ended May 31, 2008, as compared to the three months ended May 31, 2007.  Selling expenses increased $8.8 million primarily due to the increase in the volume of sugar sold resulting in increased shipping and handling expenses.  General and administrative expenses decreased $ .6 million due to general cost decreases.

Interest expense decreased $1.8 million for the three months ended May 31, 2008, as compared to the three months ended May 31, 2007.  This reflects a decrease in the average borrowing level of short-term and long-term debt and a lower average interest rate for short-term and long-term debt.

Non-member business activities resulted in a loss of $ .3 million for the three months ended May 31, 2008 and 2007.  The decrease was primarily related to the reduced earnings of Sidney Sugars partially offset by increased income from the activities of ProGold.

Food, Conservation and Energy Act of 2008

The Food, Conservation and Energy Act of 2008 (the Farm Bill) enacted in May, 2008, contains several provisions related to the domestic sugar industry, aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2008 through 2012 crop years.  Generally, the Farm Bill:

•                  maintains a non-recourse loan program,

•                  sets a minimum overall allotment quantity for U.S. producers at no less than 85% of domestic consumption,

•                  maintains a system of marketing allocations for sugarbeet and sugar cane producers,

•                  restricts imports of foreign sugar and

•                  provides a new market balancing mechanism to divert any oversupply of sugar from sugar producers to ethanol producers.

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

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates will remain at 18.00 cents/lb in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents/lb for the 2012 crop year.  Refined beet sugar loan rates are set at 22.90 cents/lb for the 2008 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2009 through 2012 crop years.

The United States Department of Agriculture (USDA) has historically maintained raw and refined sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through management of a tariff rate quota system.  This Farm Bill sets a minimum overall allotment quantity for U.S. producers at no less than 85% of domestic consumption and provides a market balancing mechanism if there is an oversupply in the domestic sugar market.  Currently, forty exporting countries retain guaranteed preferential access to the U.S. market under World Trade Organization (WTO) and Free Trade Agreement (FTA) rules.  Mexico’s access has been unlimited as of January 1, 2008.  If the Secretary of Agriculture determines there is an oversupply of sugar, the new market balancing mechanism requires the Secretary to divert the excess sugar from sugar producers to ethanol producers while minimizing the cost to the U.S Treasury.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar processed from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments, and the corresponding allocation to the Company, will dictate the amount of sugar the Company can sell into the domestic market.  As of July 10, 2008, the Company’s marketing allocation for the 2007 crop is set at approximately 35 million hundredweight.  The Company’s allocation may reduce or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.  Although the market balancing mechanism will provide sustainability in the short term, there is no assurance that the sugar-to-ethanol program will be in place after the Farm Bill expires.

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

Regional and Bilateral Free Trade Agreements

The United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The primary agreements affecting sugar that are completed or are being negotiated, to the Company’s knowledge, include the Peru Free Trade Agreement, Colombian Free Trade Agreement, Panama Free Trade Agreement, as well as, agreements with the Free Trade Area of the Americas, the Association of Southeast Asian Nations, South Africa, Thailand, and others.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

The Peru Free Trade Agreement has been ratified by the U.S. Congress.  Negotiations have been completed on the U.S.-Colombian Free Trade Agreement and the U.S.-Panama Free Trade Agreement but

they have not been ratified by the U.S. Congress.  The Company expects that these trade agreements may be brought before Congress for a vote in 2008.

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

Capital expenditures will be required to prevent future occurrences of the emissions.  The Company’s capital expenditure budget at the beginning of the current fiscal year included approximately $6.2 million for environmental related projects at the Company’s factory locations.  Expenditures during the nine months ended May 31, 2008 on these projects were approximately $1.6 million while total project-to-date spending on these projects has been $5.1 million.  Environmental related projects that were placed into service during the nine months ended May 31, 2008 totaled approximately $4.4 million.  The amount and timing of any additional capital expenditures that may be required is not currently known.

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

The Company has long-term debt availability with CoBank, ACB of $174.8 million, of which $55.3 million in loans and $69.5 million in long-term letters of credit were outstanding as of May 31, 2008.  The unused long-term line of credit as of May 31, 2008, was $50.0 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2008, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $5.0 million from a private placement of Senior Notes that occurred in January of 2003; $66.8 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $ .8 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $390 million, against which there was a $50 Million outstanding balance as of May 31, 2008 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of May 31, 2008.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $102.9 million was outstanding as of May 31, 2008.  The Company had $2.1 million of short-term letters of credit outstanding as of May 31, 2008.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of May 31, 2008, was $236.0 million.  In addition, the Company had an outstanding non-recourse loan with the CCC, as of May 31, 2008, of $57.2 million, against which 2.5 million hundredweight of sugar was pledged as collateral.

The Company had outstanding purchase commitments totaling $9.5 million as of May 31, 2008, for equipment and construction contracts related to various capital and maintenance projects.

The liquidity changes that have occurred in the Company’s financial statements from August 31, 2007, to May 31, 2008, were primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $124.7 million for the nine months ended May 31, 2008, as compared to $125.2 million for the nine months ended May 31, 2007.  This decrease in the use of cash of $ .5 million was primarily the result of reduced cash usages due to changes in inventories of $75.5 million and changes in accounts receivable of $17.8 million partially offset by changes in the amounts due growers of $66.5 million, changes in accounts payable of $18.8 million and changes in other liabilities of $6.0 million. Amounts due growers changed primarily as the result of a lower estimated grower payment for the 2007 crop as compared to the 2006 crop.  Increased payments of accounts payable this year was primarily due to a higher liability balance as of August 31, 2007 as compared to the previous year resulting from increased maintenance and project activities during the later part of fiscal 2007.  The change in inventories was due primarily to a higher beginning sugar inventory value this fiscal year as compared to the previous year along with the decrease in the per hundredweight net realizable value and hundredweight of sugar inventory as of May 31, 2008 as compared to May 31, 2007.

The net cash used in investing activities was $24.3 million for the nine months ended May 31, 2008, as compared to $37.1 million for the nine months ended May 31, 2007.  The decrease of $12.8 million was primarily related to decreased purchases of property and equipment of $8.3 million.

The net cash provided by financing activities was $153.2 million for the nine months ended May 31, 2008, as compared to $162.3 million for the nine months ended May 31, 2007.  This decrease of $9.1 million was primarily due to decreased proceeds from short-term debt of $31.0 million and increased payments of Unit Retains and Equity Retention of $1.3 million, partially offset by additional proceeds from long-term debt of $7.4 million and decreased payments on long-term debt of $15.8 million

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

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

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 15, 2008	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer