Form 10-K
period 2008-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2008-11-26
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended

August 31, 2008

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

As of November 14, 2008, 2,839 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.    BUSINESS

GENERAL

The Company is a Minnesota agricultural cooperative corporation owned by approximately 2,900 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  The Company’s Board of Directors establishes sugarbeet acreage planting requirements in the Red River Valley (the Red River Valley Crop) each year based on factory processing capacity, expected crop quality, government regulations and other factors.  Based on the tons of sugarbeets required to meet sugar production levels, the total authorized acres to be planted are allocated ratably to each preferred share held by the members.  The Company processed sugarbeets from approximately 494,000 acres for the 2007 crop and expects to process sugarbeets from approximately 421,000 acres for the 2008 crop.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as: molasses; sugarbeet pulp; and by-products of the molasses desugarization process, betaine and concentrated separated by-product (CSB).

The Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars), owns two sugarbeet processing facilities.  At the Sidney, Montana, facility, the Company processed non-member sugarbeets from approximately 35,000 acres for the 2007 crop and expects to process from approximately 15,000 acres from the 2008 crop.  The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer.

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

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  Total sugar sales accounted for 87.2 percent, 88.6 percent and 88.5 percent of the Company’s consolidated total revenues for the years ended August 31, 2008, 2007 and 2006, respectively.  United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2008, 88.9 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation to wholesalers and retailers under the “Crystal Sugar” and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark to United Sugars Corporation.

The majority of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed.  Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  A large proportion of the Company’s pulp production is exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 9.9 percent of the Company’s consolidated total revenues during fiscal 2008, of which export agri-product sales accounted for 4.6 percent of such revenues.  Agri-products sales accounted for 8.8 percent and 8.2 percent of the Company’s consolidated total revenues in fiscal 2007 and fiscal 2006, respectively, while agri-product export sales accounted for 3.5 percent and 3.8 percent of the Company’s total revenues in fiscal 2007 and fiscal 2006, respectively.

There is no single customer of United or Midwest attributable to the Company that accounts for 10 percent or more of the revenues of the Company.

The Company’s total annual sugar and agri-product production is influenced by the amount and the quality of sugarbeets grown by its members and non-members, the processing capacity of the Company’s plants, by its ability to store harvested sugarbeets and by government programs and regulations.

Raw Materials

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members were a party to a five-year contract with the Company covering the growing seasons of 2003 through 2007.  In September 2007, the Board of Directors approved a new five year contract for the 2008 through 2012 crop years which will automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets, subject to the planting tolerance, for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that is required to be planted for each share of Preferred Stock held by the members.  The Company’s Board of Directors set the planting tolerance for the 2008 crop year at .83 acres per Preferred Share, with a planting tolerance of plus or minus .02 (.81 minimum and .85 maximum).  Based on current market conditions and processing capacity, the Company estimates planting tolerances for the 2009 crop year and beyond will be in the range of ..75 to .85 acres per Preferred Share.  The Board of Directors and management regularly review and determine the relationship between the ownership of Preferred Stock and acreage planting.

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

The price per ton of sugarbeets paid to the growers who deliver to Sidney Sugars (the Scale Payment) is determined according to the sugarbeet payment scale contained in the grower contract and is calculated based on Sidney Sugars’ average net return for sugar from that year’s crop, the adjusted average sugar content of each grower’s sugarbeets and sugarbeet storage results.

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

Seasonality

The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, the Company’s factories operate twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.  At the Sidney, Montana factory, the campaign begins in late September or early October.  The 2008 campaign lasted 139 days while the 2009 campaign, due to a reduction in acres planted by the non-member growers, is expected to last approximately 60 days.

The sales of sugar and agri-products occur ratably throughout the year with modest increases in sugar sales occurring prior to holiday seasons.

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2008 and 2007, was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at approximately 200 million hundredweight for the year beginning October 1, 2007 and ending September 30, 2008.  For the same period ending September 2007, total consumption was approximately 189 million hundredweight.  Comparing the two years shows an increase in demand of approximately six percent.

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

The United States sugar industry has been subject to industry consolidation.  Today, there are fewer than 10 sugar sellers, with approximately 73 percent of United States sugar market share concentrated in the top three sellers.  The Company’s sugar production and sales represent approximately 18 percent of the total domestic market for refined sugar in 2007/2008.  The Company had the right to market, or to have marketed on its behalf, approximately 35 million hundredweight of sugar from the 2007 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 28 percent of the United States sugar market.

United is currently the second largest marketer of sugar in the United States. Main competitors in the domestic market are The American Sugar Refining Company; Imperial Sugar Company; Cargill, Incorporated; The Amalgamated Sugar Company LLC; Michigan Sugar Company; and The Western

Sugar Cooperative.  Because sugar is a fungible commodity, competition in the United States sugar industry is primarily based upon price, customer service and reliability as a supplier.

Government Programs and Regulations

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

The United States Department of Agriculture (USDA) has historically maintained raw and refined sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through management of a tariff rate quota system.  Currently, forty exporting countries retain guaranteed preferential access to the U.S. market under World Trade Organization (WTO) and Free Trade Agreement (FTA) rules.  Mexico’s access has been unlimited since January 1, 2008.  This Farm Bill sets a minimum overall allotment quantity for U.S. producers at no less than 85% of domestic consumption and provides a market balancing mechanism if there is an oversupply in the domestic sugar market.  If the Secretary of Agriculture determines there is an oversupply of sugar, the new market balancing mechanism requires the Secretary to divert the excess sugar from sugar producers to ethanol producers while minimizing the cost to the U.S Treasury.  Although the market balancing mechanism will provide sustainability to the sugar industry in the short term, there is no assurance that the sugar-to-ethanol program will be in place after the Farm Bill expires.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market.  The Company’s marketing allocation for the 2008 crop is currently set at approximately 35 million hundredweight.  The Company’s allocation may reduce or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from and exports of sugar to Mexico expired on January 1, 2008.  Imports of Mexican sugar could cause material harm to the United States sugar market.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities.

Regional and Bilateral Free Trade Agreements

Under the current administration, the United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The primary agreements affecting sugar that are completed or are being negotiated, to the Company’s knowledge, include the Peru Free Trade Agreement, Colombian Free Trade Agreement, Panama Free Trade Agreement, as well as, agreements with the Free Trade Area of the Americas, the Association of Southeast Asian Nations, South Africa, Thailand, and others.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

The Peru Free Trade Agreement has been ratified by the U.S. Congress.  Negotiations have been completed on the U.S.-Colombian Free Trade Agreement and the U.S.-Panama Free Trade Agreement but they have not been ratified by the U.S. Congress.  The Company does not know when these trade agreements will be brought before Congress for a vote.

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

Employees

As of October 1, 2008, the Company had 1,361 full-time employees, of which 1,111 were hourly and 250 were salaried.  The Company had 24 part-time employees.  In addition, the Company employs approximately 811 hourly seasonal workers, approximately 453 during the sugarbeet harvest and approximately 358 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2011 for the Red River Valley factory employees and April 30, 2010 for the Sidney, Montana, factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.  The Company considers its employee relations to be good.

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

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006.  The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories also experienced hydrogen sulfide emissions from their water treatment ponds in fiscal 2007 and 2008 that exceeded permissible limits.  A penalty assessment is currently under consideration by the MPCA.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines, while possibly significant, are not expected to be material to the Company.

All of the Company’s factories contain various types of highly volatile dust from sources such as sugar and sugarbeet pulp pellets.  The Company as well as the Occupational Safety and Health Administration (OSHA) have been on heightened awareness subsequent to a sugar dust explosion at a domestic refinery in 2008.  The Company is evaluating potential exposure areas and increased remediation efforts to minimize risk.  Significant levels of capital expenditures are expected but are not currently estimated.

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

Capital expenditures are required to minimize environmental risk.  The Company’s capital expenditure budget at the beginning of the current fiscal year included approximately $7.7 million for environmental related projects at the Company’s factory locations.  During 2008, an additional $3.6 million was approved.  Expenditures during fiscal 2008 on these projects were approximately $3.0 million while total project-to-date spending on these projects has been $6.3 million.  Environmental related projects that were placed into service during fiscal 2008 totaled approximately $5.6 million.  The amount and timing of any additional capital expenditures that may be required is not currently known.

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

Item 1A.                 RISK FACTORS

The risks described below together with all of the other information included in this Annual Report on Form 10-K should be considered carefully.  The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not the only ones we face.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the beet payments made to our members may decrease, the value of our Preferred Stock could fall, and a member could lose all or part of their investment.

If we do not continue to minimize our operating expenses, we may not be able to compete effectively in our industry.

Our strategy involves, to a substantial degree, maximizing profitability by continuing to control operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs.  These activities have included realigning and streamlining our operations and optimizing the efficiency of our production facilities.  We cannot assure you that our efforts will result in our continued or increased profitability.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring us, as of August 31, 2008, to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting.  In addition, the independent registered public accounting firm auditing our financial statements will be required, as of August 31, 2010, to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting.  Management has conducted a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements.  However, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may, when required, decline to attest to management’s assessment or issue a qualified report.

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

Sugar is a fungible commodity with competition for sales volume based primarily upon customer service, price and reliability, though differences in proximity to various geographic markets within the United States result in differences in freight and shipping costs which in turn generally affect pricing and competitiveness.  The overall sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame.  Differences in functional properties and prices have tended to define the use of these various sweeteners.  Although the various sweeteners are not interchangeable in all application, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks.  We cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on us or our members.  We believe that we possess the ability to compete successfully with other producers of sugar in the United States.  In spite of this competitive advantage, substitute products could reduce the demand for sugar which could lower the price of sugar, resulting in a change to our operations in the future.

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

Based on results of recent yield trials and crop results, we expect that new sugarbeet varieties, including Roundup Ready® varieties, may continue to result in increases in the average sugarbeet crop yields over the next five years.  As a result, we anticipate that there may continue to be a need to reduce the number of acres of sugarbeets that can be planted by each shareholder in order to match the sugarbeet crop volume to our processing and marketing capacity.  This reduction, if necessary, would be accomplished by reducing the per share planting tolerance by an amount that may be material.  Assuming there are no changes in other variables, the increased yield per acre expected to result from the continued use of the new sugarbeet varieties would allow shareholders to deliver substantially the same number of tons of sugarbeets to us from fewer acres.  Individual shareholder profitability will continue to depend on the circumstances unique to each shareholder.

On January 24, 2008, the Center for Food Safety along with other groups filed a lawsuit against the USDA regarding the decision to deregulate Roundup Ready® sugarbeets, specifically whether a full environmental impact study should have been completed.  The Plaintiffs have not asked the Court to prohibit planting of Roundup Ready® sugarbeets.  However, if the Court restricts planting in 2009, conventional varieties would need to be utilized which would have a negative impact on our crop yields.  Chemical manufacturers have significantly reduced planned production of conventional herbicides due to the rapid increase in planting of Roundup Ready® sugarbeets.  Weed control for conventional varieties would be difficult due to an inadequate supply of conventional herbicides.  While we are taking precautionary measures, the risk of Roundup Ready® sugarbeet restrictions still exists and the negative financial impact to us and our members could be significant.

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

We are subject to extensive federal and state environmental laws and regulations with respect to water and air quality and solid waste disposal.  We conduct on-going programs designed to meet these environmental laws and regulations.  Changes in environmental laws or regulations or complying with existing environmental laws and regulations or enforcement action brought under such environmental laws and regulations might increase the cost of operating our facilities or result in significant capital investment.  Any such changes or compliance costs could reduce our profitability.

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

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar.  Each factory has space for sugarbeet storage, including ventilated storage sites.  The Red River Valley factories also have cold storage facilities.  Each of the Red River Valley factories is currently operating at or near its capacity.  The Sidney, Montana factory is currently operating at less than full capacity.  The Company owns molasses desugarization (MDS) plants at its East Grand Forks and Hillsboro facilities.  The MDS plants process molasses to extract additional sugar.  The Company has sugar packaging facilities located at the Moorhead, Hillsboro, Crookston, East Grand Forks and Sidney factories.

The Company also owns a sugarbeet processing plant in Torrington, Wyoming.  The Torrington, Wyoming, facility is leased on a long-term basis to another sugar company.

ProGold owns a corn wet-milling plant in Wahpeton, North Dakota, which is currently being leased to Cargill.  The corn wet-milling plant is capable of processing corn to produce corn sweeteners (including high fructose corn syrups) and various agri-products.  This property is used in the Company’s leasing segment.  On November 6, 2007, ProGold entered into an amended lease agreement with Cargill that superseded and replaced the previous 10 year lease between ProGold and Cargill and provides that (1) Cargill will pay ProGold average annual rental payments equal to $21,900,000, and (2) that the term of the lease be extended until December 31, 2017.

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

Another sugar company has appealed to the Ninth Circuit Court of Appeals a decision of the United States District Court relative to a determination and transfer of sugar marketing allocations made by the USDA.  The outcome of any contested matter is never certain.  If this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 15,000 acres in future crop years assuming no other related factors were to change.

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2008.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2008, the Company had 2,839 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2008	2007	2006	2005	2004

Net Revenues	$1,231,963	$1,222,170	$1,005,716	$965,474	$1,033,088
Net Proceeds (1)	$542,693	$601,392	$445,091	$373,260	$473,122
Total Assets	$813,299	$875,315	$839,997	$774,024	$822,155
Long-Term Debt, Net of Current Maturities	$157,801	$157,974	$200,037	$216,842	$250,086
Members’ Investments	$331,276	$333,885	$323,256	$315,698	$303,426
Property and Equipment
Additions, net of retirements	$45,188	$63,032	$45,453	$42,595	$30,347
Working Capital	$57,775	$36,929	$58,214	$47,514	$58,673
Ratio of Long-Term Debt to Equity (2)	.48:1	.47:1	.62:1	.69:1	.82:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2008	2007	2006	2005	2004

Acres harvested	529	509	507	526	537
Tons purchased	12,465	12,845	9,628	10,217	10,982
Tons purchased per acre harvested	23.6	25.3	19.0	19.4	20.4
Sugar Content of Sugarbeets	18.1%	18.2%	18.0%	17.8%	18.5%
Sugar hundredweight
Produced	36,613	37,193	29,728	30,524	33,829
Sold, including purchased sugar	36,879	35,236	29,691	31,509	33,835
Purchased sugar sold	179	7	45	523	36
Agri-Products tons
Produced	849	930	717	732	876
Sold	871	898	721	761	864

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

(3) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (i.e., information for the fiscal year ended August 31, 2008 relates to the crop of 2007).  Crop data reflect the combined data of the Red River Valley crop and the Sidney crop.

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

The Company has long-term debt availability with CoBank, ACB of $185.0 million, of which $53.3 million in loans and $70.3 million in long-term letters of credit were outstanding as of August 31, 2008.  The unused long-term line of credit as of August 31, 2008 was $61.4 million.  In addition, the Company has long-term debt outstanding, as of August 31, 2008, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $4.3 million from a private placement of Senior Notes that occurred in January of 2003; $70.4 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $.8 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $345 million, of which there was no outstanding balance as of August 31, 2008, and a line of credit with Wells Fargo Bank for $1 million, of which there was no outstanding balance as of August 31, 2008.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $15.3 million was outstanding as of August 31, 2008.  The Company had $2.3 million of short-term letters of credit outstanding as of August 31, 2008.  The unused short-term line of credit as of August 31, 2008 was $328.4 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company had outstanding commitments totaling $4.3 million as of August 31, 2008 for equipment and construction contracts related to various capital and maintenance projects.

As of August 31, 2008, Midwest had outstanding short-term debt with CoBank, ACB of $3.2 million, of which $1.8 million was guaranteed by the Company.

The net cash provided by operations was $82.5 million for the year ended August 31, 2008, as compared to $95.6 million for the previous year.  This decrease of $13.1 million was primarily due to changes in the amount due growers of $41.9 million, accounts payable of $15.0, other liabilities of $16.4, unit retains withheld of $12.4 million, and advances to related parties of $9.2 million, which were partially offset by the changes in inventories of $70.0 million and receivables of $13.5 million.  Amounts due growers changed primarily as the result of a lower grower payment for the 2007 crop as compared to the 2006 crop.  The change in unit retains withheld was also due to the smaller Red River Valley crop this year and a reduction in the amount withheld per ton from $3 per ton to $2 per ton.  The change in inventories was due primarily to a decrease in the quantity of products and unprocessed sugarbeet inventories this year as compared to last year which resulted from the early campaign start-up last year.

The net cash used in investing activities was $41.9 million for the year ended August 31, 2008, as compared to $64.3 million for the previous year.  The decrease of $22.4 million was primarily related to decreased purchases of property and equipment.

The net cash used in financing activities was $40.7 million for the year ended August 31, 2008 as compared to $31.4 million for the previous year.  This increase of $9.3 million was primarily due to increased payments on short term debt of $29.4 million and increased unit retain payments of $1.3 million, partially offset by decreased payments on long term debt of  $16.5 million and increased proceeds from the issuance of long term debt of $4.9 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2008:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$178,792	$20,991	$62,161	$6,330	$89,310
Interest on Fixed Rate L-T Debt	67,030	7,177	15,059	7,598	37,196
Purchase Obligations	23,964	12,416	11,179	257	112
Operating Lease Obligations	14,518	1,599	3,617	2,106	7,196
Other Long-Term Obligations(1)	40,931	4,220	7,547	4,190	24,974
Pension Plan Contributions(2)

Total Contractual Obligations	$325,235	$46,403	$99,563	$20,481	$158,788

(1) Accrued Employee benefits of $1.9 million with corresponding offsetting assets and requiring no future payments have been excluded from the amounts presented.  Other Long-Term Liabilities of $2.1 million, which relate to deferred revenue also requiring no future payments, have also been excluded from the table.

(2) The Company does not expect to make any contributions to the defined benefit pension plans during the next fiscal year.  Contributions for future years are not known at this time and therefore are not included in the above table.  The Company expects to make contributions in the next fiscal year of approximately $116,000 related to Supplemental Executive Retirement Plans.  This amount is reflected in Other Long-Term Obligations in the above table.

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

Property and Equipment, Property and Equipment Held for Lease, and Depreciation

Property and equipment, and property and equipment held for lease are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 40 years.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

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

Intangible Assets and Amortization

Intangible assets are amortized for financial reporting purposes principally using straight-line methods based on the expected useful lives of the assets.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

Pension Plan and Other Post-Retirement Benefits

Accumulated plan benefits are those future periodic payments, including lump-sum distributions, which are attributable under the Company’s Pension Plan and Post-Retirement Plan to the service employees have rendered. Accumulated plan benefits include benefits expected to be paid to retired or vested terminated employees or their beneficiaries; beneficiaries of employees who have died; and present employees or their beneficiaries.

The actuarial present value of accumulated plan benefits is determined by an actuary and is the amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money and the probability of payment.

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2008 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy – RP-2000 Mortality Table; Retirement Age – graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 8.00 percent compounded annually for funding;  Discount Rate- 7.04 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2008 were as follows: Healthcare Cost Trend - a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2008.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008.  The rate is assumed to decline to 6.0 percent over the next five years; Discount Rate- 7.04 percent compounded annually.

Actual events may differ from the assumptions used and may result in plan benefit payments differing significantly from these current estimates.

Self-Insurance

The Company is self-insured for a portion of the risks related to workers’ compensation claims and employees’ health insurance.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred but not reported (IBNR) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Actual events may differ from the assumptions used and may result in claim payments differing from the current estimates.

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

Comparison of the Years Ended August 31, 2008 and 2007

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

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2007 and processed during fiscal 2008 produced a total of 12.5 million tons of sugarbeets, or approximately 23.6 tons of sugarbeets per acre from approximately 529,000 acres.  This represents a decrease in total tons harvested of approximately 3.0 percent compared to the 2006 crop.  The sugar content of the 2007 crop is 18.1 percent as compared to the 18.2 percent sugar content of the 2006 crop.  The Company produced a total of approximately 36.6 million hundredweight of sugar from the 2007 crop, a decrease of approximately 1.6 percent compared to the 2006 crop.  As of August 31, 2008, the Company had approximately 192,000 hundredweight of sugar produced from the 2007 crop that exceeded the marketing allocation limit for the time period of October 1, 2007 to September 30, 2008.

Revenue for the year ended August 31, 2008 was $1.2 billion, an increase of $9.8 million from the year ended August 31, 2007.  The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2008, as compared to the year ended August 31, 2007.

Product	Revenue	Selling Price	Volume
Sugar	-0.9%	-5.3%	4.6%
Pulp	4.5%	22.2%	-14.5%
Molasses	28.6%	0.4%	28.1%
CSB	15.2%	5.7%	9.0%
Betaine	73.4%	10.0%	57.7%

The substantial increase in the revenue and volume of betaine sold is primarily due to increased availability of saleable product resulting from a higher beginning inventory level as of September 1, 2007 as compared to the inventory level as of September 1, 2006.

Rental revenue on the ProGold operating lease was $24.2 million and $24.9 million for the years ended August 31, 2008 and 2007, respectively.

Cost of sales for the year ended August 31, 2008, exclusive of payments to members for sugarbeets, increased $54.8 million as compared to the year ended August 31, 2007.  This increase was primarily related to the following:

•                  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The decrease in the net realizable value of product inventories for the year ended August 31, 2008 was $5.8 million as compared to an increase of $40.4 million for the year ended August 31, 2007 resulting in a $46.2 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2008	2007	Change
Beginning Product Inventories at Net Realizable Value	$156.4	$116.0	$40.4	(1)

Ending Product Inventories at Net Realizable Value	(150.6)	(156.4)	5.8	(2)

(Increase)/Decrease in the Net Realizable Value of Product Inventories	$5.8	$(40.4)	$46.2

(1) The change is primarily due to a 47 percent increase in the hundredweight of sugar inventory as of August 31, 2007 as compared to August 31, 2006 partially offset by a 10 percent decrease in the per hundredweight net realizable value of sugar inventory as of August 31, 2007 as compared to August 31, 2006.

(2) The change is primarily due to lower quantities of products as of August 31, 2008 as compared to August 31, 2007.

•                  An impairment loss of $11.9 million related to the property and equipment at the Sidney, Montana facility was recognized in 2008 and included in cost of sales.

•                  The cost recognized associated with the non-member sugarbeets decreased $4.4 million for the year ended August 31, 2008, when compared to the same period last year.  This decrease was primarily due to an 11.7 percent decrease in tons purchased.

Selling, general and administrative expenses increased $20.7 million for the year ended August 31, 2008, as compared to the year ended August 31, 2007.  Selling expenses increased $22.6 million primarily due to the increase in the volumes of products sold and increased transportation rates resulting in increased shipping and handling expenses.  General and administrative expenses decreased $ 1.9 million due to general cost decreases.

Interest expense decreased $5.2 million for the year ended August 31, 2008, as compared to the year ended August 31, 2007.  This reflects a decrease in the average borrowing levels and lower average interest rates for both short-term and long-term debt.

Non-member business activities resulted in a loss of $4.8 million for the year ended August 31, 2008, as compared to a gain of $2.3 million for the year ended August, 2007.  The decrease was primarily related to the impairment loss for Sidney Sugars Incorporated partially offset by increased income from the activities of ProGold.

Payments to members for sugarbeets, net of unit retains declared, decreased by $39.2 million from $563.4 million in 2007 to $524.2 million in 2008.  This decrease was primarily due to lower sugar selling prices and fewer tons harvested partially offset by increased agri-product selling prices and a lower per ton unit retain withheld.

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

Cost of sales for the year ended August 31, 2007, exclusive of payments to members for sugarbeets, increased $19.6 million as compared to fiscal 2006.  This increase was primarily related to the following:

•                  Operating costs increased $41.5 million primarily as a result of harvesting 33.4 percent more sugarbeets and processing 29.4 percent more sugarbeets during fiscal 2007 as compared to the previous year.  Improved factory slice efficiencies, lower coal costs and reduced energy usage partially offset the impact of the volume increases.

•                  The costs associated with sugar purchased to meet customer needs decreased by $1.7 million from 2006 due to the earlier campaign start-up and increased sugar production this year.

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

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2007	2006	Change
Beginning Product Inventories at Net Realizable Value	$116.0	$95.0	$21.0	(1)

Ending Product Inventories at Net Realizable Value	(156.4)	(116.0)	(40.4	)(2)

(Increase) Decrease in the Net Realizable Value of Product Inventories	$(40.4)	$(21.0)	$(19.4)

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

2008 Crop and Estimated Fiscal Year 2009 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2008 sugarbeet crop.  This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2008 sugarbeet crop.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2008 is estimated to produce a total of 10.7 million tons of sugarbeets, or approximately 25.3 tons of sugarbeets per acre from approximately 423,000 acres.  This represents a decrease in total tons harvested of approximately 14.1 percent compared to the 2007 crop.  The sugar content of the 2008 crop is estimated to be 17.6 percent as compared to the 18.1 percent sugar content of the 2007 crop.  The Company expects to produce a total of approximately 30.2 million hundredweight of sugar from the 2008 crop, a decrease of approximately 17.5 percent compared to the 2007 crop.

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

Item 8.                                        FINANCIAL STATEMENTS

The consolidated financial statements of the Company for the fiscal years ended August 31, 2008, 2007 and 2006 have been audited by Eide Bailly LLP, an independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of August 31, 2008 based on these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires December

Michael A. Astrup (Chairman) PO Box 219 Dilworth, MN 56529	55	Moorhead	1996	2008

Neil C. Widner (Vice-Chairman) PO Box 47 Stephen, MN 56757	57	Drayton	2000	2009

William Baldwin 8244 144th Ave. NE St Thomas, ND 58276	62	Drayton	2004	2010

Richard Borgen 1544 Co. Highway 39 Perley, MN 56574	59	Moorhead	1997	2009

John Brainard 204 6th St. W Ada, MN 56510	48	Hillsboro	2005	2008

Brian R. Erickson 824 James Ave. SE East Grand Forks, MN 56721	60	East Grand Forks	2005	2008

Robert M. Green 220 Park St. Saint Thomas, ND 58276	54	Drayton	2005	2008

John F. Gudajtes 15363 County Road 15 Minto, ND 58261	59	East Grand Forks	2003	2009

Curtis E. Haugen 45508 300th St. NW Argyle, MN 56713	47	East Grand Forks	2001	2010

William Hejl 15560 28th St. SE Amenia, ND 58004	53	Moorhead	2007	2010

Curtis Knutson 35545 290th St. SW Fisher, MN 56723	50	Crookston	2007	2010

Francis L. Kritzberger RR 1, Box 22 Hillsboro, ND 58045	63	Hillsboro	1996	2009

Jeff D. McInnes 16485 6th Street SE Hillsboro, ND 58045	51	Hillsboro	2001	2010

Ronald E. Reitmeier 30928 220th St. SW Fisher, MN 56723	63	Crookston	1996	2008

Steve Williams 515 Thompson Ave. Fisher, MN 56723	57	Crookston	2006	2009

Below is the biographical information on each Director.

Michael A. Astrup.  Mr. Astrup has been a director since 1996 and has served as Chairman since 2007.  Mr. Astrup has been a farmer since 1976, with his farming operations located near Dilworth, Minnesota.  Mr. Astrup serves on the Board of Directors of United Sugars Corporation, the Board of Directors of Midwest Agri-Commodities Company, the Board of Governors of ProGold Limited Liability Company and is a director of the American Sugarbeet Growers Association.

Neil C. Widner.  Mr. Widner has been a director since 2000 and has served as Vice-Chairman since 2007.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.  Mr. Widner serves on the Board of Directors of United Sugars Corporation, the Board of Governors of ProGold Limited Liability Company and as a director for the American Sugarbeet Growers Association.

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

John F. Gudajtes.  Mr. Gudajtes has been a director since 2003.  Mr. Gudajtes has farmed in the Minto, North Dakota area since 1967 and is the President of Gudajtes Farms.  Mr. Gudajtes is a past President of the Walsh County Historical Society.

Curtis E. Haugen.  Mr. Haugen has been a director since 2001.  Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota.  Mr. Haugen serves on the Board of Directors of United Sugars Corporation and is serving as a director and President of the Farmer’s Union Oil Company, Oslo, Minnesota.

William A. Hejl.  Mr. Hejl was elected as a director in 2007.  Mr. Hejl has farmed near Amenia, North Dakota since 1987.  Mr. Hejl currently serves as a director of the American Sugarbeet Growers Association and is a manager of the Rush River Water Resource District.  Mr. Hejl also served as President of the Red River Valley Sugarbeet Growers Association and as President of the World Association of Beet and Cane Growers.

Curtis Knutson.  Mr. Knutson was elected as a director in 2007.  Mr. Knutson has farmed near Fisher, Minnesota for 36 years.  Mr. Knutson currently serves on the Polk County Extension Board.

Francis L. Kritzberger.  Mr. Kritzberger has been a director since 1996.  Mr. Kritzberger has previously served as a director with the Company, from July 30, 1989 until July 30, 1993.  Mr. Kritzberger has been a farmer since 1964.  Mr. Kritzberger serves on the Board of Governors of ProGold Limited Liability Company and is also on the Board of Directors of the North Dakota Council of Cooperatives.

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

Steve Williams.  Mr. Williams has been a director since 2006.  Mr. Williams has farmed near Fisher, Minnesota since 1987.  Mr. Williams serves on the Board of Directors of the American Sugarbeet Growers Association and served as its President from 2006 to 2008.  Mr. Williams is also a director of the Sugar Association, the Halstad Cooperative Telephone Company, and the Eldred Farmers Elevator.  Mr. Williams served as a director of the Red River Valley Sugarbeet Growers Association from 1998 to 2007, and served as its Chairman from 2003 to 2007.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting and controls, the annual independent audit of the Company’s consolidated financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants, approves the fees and the scope and procedural plans of the audits of the Company’s consolidated financial statements.  The Audit Committee administers the Company’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Company’s Code of Ethics.  The Audit Committee has a charter that is available from the Company upon request.

As of August 31, 2008, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Eide Bailly LLP our audited consolidated financials statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008. The Audit Committee also discussed with Eide Bailly LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Eide Bailly LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding Eide Bailly LLP’s communications with the Audit Committee concerning its independence from the Company and has discussed with Eide Bailly LLP its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2008 for filing with the Commission.

On August 31, 2008, the members of the Audit Committee were John Brainard (Committee Chair), Brian R. Erickson, Robert M. Green, William A. Hejl, Curtis E. Haugen and Ronald E. Reitmeier.

Company Officers

The table below lists the officers of the Company for the fiscal year covered by this report, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position
David A. Berg	54	President and Chief Executive Officer
James J. Horvath	63	President and Chief Executive Officer (retired)
Thomas S. Astrup	40	Vice President-Finance and Chief Financial Officer
Joseph J. Talley	48	Chief Operating Officer
Brian F. Ingulsrud	45	Vice President-Administration
Teresa A. Warne	38	Corporate Controller, Chief Accounting Officer, Assistant Secretary and Assistant Treasurer
Daniel C. Mott	49	Secretary

Samuel S. M. Wai	54	Treasurer and Assistant Secretary
Mark L. Lembke	52	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	51	Director - Economic Analysis and Business Development, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	53	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy.	44	Treasury Operations Manager and Assistant Secretary

David A. Berg.  Mr. Berg was named the Company’s President in March 2007 and assumed the role as the Company’s Chief Executive Officer in October 2007.  Mr. Berg served as the Company’s Vice President-Operations and Chief Operations Officer from January 2004 to March 2007.  Mr. Berg was the Company’s Vice President-Agriculture during the period December 2000 to January 2004 and the Company’s Vice President-Administration during the period from October 1998 to December 2000.  Mr. Berg currently serves on the Boards of Directors of United Sugars Corporation, Midwest Agri-Commodities Company and Sidney Sugars Incorporated.

James J. Horvath.  Mr. Horvath served as the Company’s President and Chief Executive Officer from May 1998 until March 2007.  Mr. Horvath continued to serve as the Company’s Chief Executive Officer until his retirement in October 2007.

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

Joseph J. Talley.  Mr. Talley was named the Company’s Chief Operating Officer in May 2007.  Mr. Talley was named as the Chairman of the Board and Chief Executive Officer of Sidney Sugars Incorporated in May 2007.  Mr. Talley served as the Company’s Vice President-Finance and Chief Financial Officer of the Company from 2003 to 2007.  Mr. Talley was the Company’s Vice President-Finance from 1998 to 2003.  Mr. Talley also served as Chief Operating Officer of Sidney Sugars Incorporated from 2002 to 2007.  He currently serves on the Board of Governors for ProGold Limited Liability Company.

Brian F. Ingulsrud.  Mr. Ingulsrud was named the Company’s Vice President-Administration in February 2004.  From 2000 to 2004, he served as the Company’s Corporate Controller, Assistant Secretary and Assistant Treasurer.

Teresa A. Warne.  Ms. Warne was named the Company’s Corporate Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary in March 2008.  Prior to joining the Company, Ms. Warne was the Director of Accounting with Caribou Coffee Company at its corporate headquarters in Brooklyn Center Minnesota from 2006 to 2008.  Ms. Warne previously was employed with Northwest Airlines where she held various financial positions from 1999 to 2006.

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

Mark L. Lembke.  Mr. Lembke was named the Company’s Assistant Secretary and Assistant Treasurer in 1996 and also currently serves as the Company’s Finance Administration Manager.

Ronald K. Peterson.  Mr. Peterson was named the Company’s Assistant Secretary and Assistant Treasurer in 1993 and also currently serves as the Company’s Accounting and Systems Manager.

David L. Malmskog.  Mr. Malmskog was named the Company’s Assistant Secretary and Assistant Treasurer in 1998 and also currently serves as the Company’s Director-Economic Analysis and Business Development.

Lisa M. Maloy. Ms. Maloy was named the Company’s Assistant Secretary in 2002 and also currently serves as the Company’s Treasury Operations Manager.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller as well as all employees and Directors of the Company.  The Company will provide at no charge a copy of the code of ethics to any person who requests a copy by sending a written request to the Company’s headquarters, attention of the Chief Executive Officer of the Company.

Item 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis addresses the compensation paid to the individuals who served as our Chief Executive Officer, President , Chief Financial Officer, Chief Operating Officer and Vice President of Administration for fiscal year 2008, all of whom are identified on the Summary Compensation Table immediately following this report (“Named Executive Officers”).  Immediately following this compensation discussion and analysis is the Compensation Committee Report of the Board of Directors (the “Committee Report”).  Members of the Compensation Committee were in their role for fiscal year 2008.

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

We believe the market in which we compete for executive talent consists of companies with similar characteristics to the Company, for example, manufacturing companies with similar revenues in similar geographies.  We further believe that the market also includes privately owned businesses in general and exclusively as it relates to long-term incentive compensation because of the structure and nature of our business.  Therefore, we have compared our compensation versus compensation data points for these types of companies (our market).

In 2007, our management, on behalf of the Compensation Committee and Board of Directors, retained Towers Perrin, an outside compensation consultant (“Compensation Consultant”), to prepare market-based compensation data comparing compensation information for our Named Executive Officers with that of executive officers in our market. This analysis used market data from published national survey sources, including Towers Perrin and Watson Wyatt.  In addition, pay data from the proxy materials from a group of comparative companies was referenced.  This group of companies, together with the survey sources, was intended to represent the market in which we believe we compete for executive talent and includes:

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

Our base salary midpoint for our President and Chief Executive Officer is projected to represent less than the median of the market and total direct compensation is projected to be near the lower quartile of the market.  Currently, we generally target our other Named Executive Officers’ base salary midpoint near the median of the market and total direct compensation near the lower quartile of our market.  The Compensation Committee determined that total direct compensation as established was appropriate and reflects the compensation principles outlined in this report.

While market based information is important in terms of setting pay practices, it is not the only factor considered when making individual executive compensation decisions. Other factors considered when making individual executive compensation decisions include individual roles and responsibilities, performance, reporting structure and internal pay relationships.

Process

The Compensation Committee of the Board of Directors is responsible for annually reviewing and recommending to the Board of Directors the base salary and performance objectives for the incentive compensation (both short-term and long-term) of the President and Chief Executive Officer, as well as the performance objectives for long-term incentive compensation for all Named Executive Officers.  Board action on recommendations is taken by a vote of all of the directors, none of whom are members of management.  Decisions on executive compensation made by the Compensation Committee, the Board or the President and Chief Executive Officer have been guided by our compensation philosophy discussed above.

Our President and Chief Executive Officer sets base salary and the annual performance objectives for the short-term incentive compensation for the other Named Executive Officers.  The prospective base salary and annual performance objectives for the other Named Executive Officers are reviewed with the Board of Directors prior to being finalized by the President and Chief Executive Officer.

On March 21, 2007, our Board of Directors elected David Berg as President and determined his base salary for the remainder of fiscal year 2007.  Prior to this election, James Horvath served as our Chief Executive Officer, until he retired, on October 18, 2007.  Upon Mr. Horvath’s retirement, Mr. Berg continued as President and assumed the position of Chief Executive Officer at which time his base salary increased to reflect his new responsibilities as President and Chief Executive Officer as determined by the Board of Directors at the time of his election.  In connection with his election, Mr. Berg was given responsibility for reviewing and determining the base salaries for the other Named Executive Officers.

Elements of Compensation

The elements of compensation paid to our Named Executive Officers for 2008 are as follows:

•                  Base salary

•                  Short-term cash incentive compensation

•                  Long-term incentive compensation

•                  Retirement and other benefits

•                  Perquisites

•                  Severance for our President and Chief Executive Officer

Each of the above are more completely described below.

Base Salary

The objective of the level of base salary paid to our Named Executive Officers is to reflect individual roles and responsibilities, performance, reporting structure, and internal pay relationships with respect to market competitiveness.  All established base salaries for fiscal year 2008 for our Named Executive Officers were in accordance with our compensation philosophy described earlier in this report.

The base salary for our Chief Executive Officer, Mr. Horvath, was approved by the Board of Directors on September 27, 2006.  At the same time, the Chief Executive Officer determined the initial base salaries for the other Named Executive Officers for the first part of fiscal year 2007.  Mr. Horvath’s salary remained the same during fiscal year 2008 until his retirement.  After Mr. Berg was named President in March of 2007, he re-positioned the other Named Executive Officers and determined their base salaries for the remainder of 2007 and for the fiscal year 2008.

The fiscal year 2008 base salary of our President and Chief Executive Officer, Mr. Berg, was set by the Board of Directors in March 2007 based on the comparable market data provided by our Compensation Consultant.  For the portion of fiscal year 2008 that Mr. Horvath served as Chief Executive Officer, his salary remained the same as it was in 2007.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is designed to reward the Named Executive Officers for their individual performance and our financial performance for the most recently completed fiscal year.  Short-term cash incentive compensation is paid in cash following the close of the fiscal year.

Short-term cash incentive compensation provides an annual cash incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers who meet performance objectives.  For fiscal year 2008, our President and Chief Executive Officer had an opportunity to receive an additional 45% of his base salary, and the other Named Executive Officers had an opportunity to receive an additional 35% of their base salary, by meeting “target” performance levels.  Actual awards are determined based on the different performance levels achieved by the Named Executive Officers.  The potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 90% for outstanding performance for the Chief Executive Officer.  The potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 70% for outstanding performance for our other Named Executive Officers.

The President and Chief Executive Officer’s performance objectives were weighted with 50% of the potential award based on our overall financial performance and 50% of the potential award based on the President and Chief Executive Officer’s individual performance objectives as established by the Board of Directors.  For the other Named Executive Officers, annual performance objectives were determined by the President and Chief Executive Officer at the beginning of fiscal year 2008, with 40% based on our overall financial performance and 60% based on the achievement of individual performance objectives, including personal effectiveness.  Our overall financial performance objectives are based on the final gross beet payment for the fiscal year and total on-farm profits.  Total on farm profits are equal to total gross beet payment minus the product of Total Harvested Acres multiplied by On-Farm Costs per Acre.  On-Farm Cost per Acre is based on the Red River Valley Report from the Minnesota and North Dakota Farm Business Management Education Program.

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

•                  Cost and revenue management

•                  Agricultural gold standards

•                  Beet storage excellence

•                  Balanced and maximized slice and recovery

•                  Maintenance excellence

•                  Product quality

•                  Safety

•                  Training

•                  Technology and automation

Each Named Executive Officer, based on his area of responsibility, is tasked with objectives based on our strategies.  Mr. Horvath had no performance objectives for fiscal year 2008 due to his anticipated retirement.  As indicated above, Mr. Berg’s performance objectives for fiscal year 2008 were set by the Board of Directors.  The performance objectives for fiscal year 2008 for our other Named Executive Officers were set by Mr. Berg at the beginning of fiscal year 2008.

The Board of Directors rated the President and Chief Executive Officer at the end of the fiscal year with respect to his achievement of his performance objectives, and his short-term cash incentive compensation for fiscal year 2008 is based on this rating.  The President and Chief Executive Officer rated the other Named Executive Officers with respect to their individual achievement of their performance objectives and each of them received a short-term cash incentive compensation award based on that rating.

Long-Term Incentive Compensation

Long-term incentive compensation provides an incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers as a group who meet performance objectives.  For fiscal year 2008, our President and Chief Executive Officer had an opportunity to receive an additional 40% of his base salary and the other Named Executive Officers had an opportunity to receive an additional 20% of their base salary assuming target performance levels.  Actual awards are determined based on the performance level achieved by the Named Executive Officers as a group.  The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 80% for outstanding performance for the President and Chief Executive Officer.  The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 40% for outstanding performance for our other Named Executive Officers.  Unlike our short-term cash incentive compensation, long-term incentive compensation awards are based on the performance level of our Named Executive Officers as a group.  Forty-five percent (45%) of the performance objectives were based on the fiscal year’s actual on-farm profits as compared to historical profit levels while the other 55% was based on an assessment made by the Board of Directors regarding achievement of specific long-term performance objectives as established by the Board of Directors.

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

On September 24, 2008, 282.15 contract rights were granted to Named Executive Officers with respect to performance for the fiscal year ended August 31, 2008 at a value of $1,750 per contract right.  Correspondingly, the redemption value of the contract rights previously granted to the Named Executive Officers under the 1999 and 2005 Plans were decreased from $2,100 to $1,750 per contract right.  Effective as of August 31, 2008, there were a total of 1,220.68 contract rights issued and outstanding to the Named Executive Officers under the 1999 and 2005 Plans, of which 616.68 were vested.

Retirement and other benefits

Retirement benefits are an important tool in achieving overall compensation objectives because they provide a financial security component and promote retention.  Our Named Executive Officers participate in our retirement plans like any other employee.  In addition, we provide a Supplemental Executive Retirement Plan (SERP) for our Named Executive Officers, which is a non-qualified defined contribution and defined benefit plan designed to replace benefits executives would have received if not for limits imposed by Code Section 401(a)(17) and 402(g).  The Named Executive Officers may elect to defer a portion of base salary by regular payroll deductions, and may also defer 100% of all short-term incentive compensation and long-term incentive compensation awards or payments related to any such awards.  All long term incentive deferrals are held in a long term incentive plan trust, all other deferrals are held in a SERP trust.  Both have two investment options and are subject to the claims of our creditors.  The pension component of the SERP is “unfunded” with all amounts to be paid from our general assets, to the extent available, when due.

Our Named Executive Officers participate in our fully insured long-term disability program for all nonunion employees to provide income protection in the event of permanent disability.  The long-term disability plan is part of the core benefits we provide.  The long-term disability plan provides a benefit equal to 60% of base pay with a maximum monthly benefit of $10,000.  The Named Executive Officers pay tax on the value of the long-term disability premium, and as a result if they become disabled their benefit will not be taxable.  Other nonunion employees are not taxed on the value of their long-term disability premium; therefore if they become disabled their benefit will be taxable.  For the Named Executive Officers, we began imputing the value of the premium to provide a tax-free benefit to partially offset the impact of receiving a disability benefit less than 60% of base pay because of the $10,000 monthly benefit limitation.

Perquisites

Our Compensation Committee and the Board of Directors believe perquisites should be modest, reasonable in terms of cost, aligned with business needs and comparative to other salaried employees.  Named Executive Officers may receive some or all of the following perquisites while employed: car allowance, cell phone, minimum of 4 weeks annual vacation accrual, reimbursement for income tax preparation and executive physicals.  Additionally, the President and Chief Executive Officer is provided with a country club membership.   The above-described perquisites cease upon retirement or separation of service with us.

Severance

If Mr. Horvath had been terminated without cause prior to his retirement he would have been entitled to receive a post-termination severance payment equal to three years of his base salary in effect on the date of such termination.  All such rights terminated upon his retirement in October 2007.

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

Employment Agreements

Prior to his retirement, we had an employment agreement with Mr. Horvath.  The agreement provided that Mr. Horvath served as an “at will” employee at the pleasure of the Board of Directors.  The agreement also included a three-year non-compete/non-solicitation agreement with Mr. Horvath, granted the Board of Directors the authority to establish Mr. Horvath’s base salary each year, and provided that he could participate in other benefit plans offered to employees.

On September 28, 2005, Mr. Horvath’s original employment agreement was amended.  Prior to this amendment, the employment agreement contained certain provisions that were a disincentive to Mr. Horvath continuing his employment with us beyond September 30, 2005 and other provisions that required amendment as a result of recent changes in the tax laws.  The amendment:  (1) eliminated the disincentive to Mr. Horvath to continue his employment with us; (2) changed certain vacation accruals so that Mr. Horvath accrued additional vacation days; and (3) made certain other changes required to comply with the recent changes to the tax laws.

The present value, as of August 31, 2008, of providing medical and dental coverage to Mr. Horvath per the employment agreement was approximately $91,000.  The present value of the supplemental pension benefits provided per the employment agreement and the present value of the

SERP were approximately $1.8 million and $1.6 million, respectively, as of January 2008.  Mr. Horvath elected to receive a lump sum payout of the supplemental pension benefits provided under the employment agreement and the benefits provided by the SERP.  The lump sum payouts occurred in January 2008.

We entered into an employment agreement with Mr. Berg effective March 21, 2007.  The agreement provides that Mr. Berg shall serve as an “at will” employee at the pleasure of the Board of Directors.  The agreement also includes a two-year non-compete/non-solicitation agreement with Mr. Berg.  Mr. Berg will receive a gross base salary for serving as President with this base salary to increase at the time Mr. Berg assumes the position of President and Chief Executive Officer.  Thereafter, the agreement grants the Board of Directors the authority to establish Mr. Berg’s base salary each year, and also provides that he may participate in other benefit plans offered to all employees.

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

Members of the Compensation Committee:

Jeff D. McInnes, Chairman

John Brainard

Brian R. Erickson

John F. Gudajtes

Curtis E. Haugen

Steve Williams

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended August 31, 2008 and 2007.  The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers of the Company.

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Non-Equity Short- Term Incentive Plan Compensation (1)	Non-Equity Long- Term Incentive Plan Compensation (1),(2)	Non-Equity Long- Term Incentive Plan Compensation (1),(3)	Change in Pension Value and Nonqualified Deferred Compensation (NQDC) Earnings (4)	All Other Compensation (5)	Total
David A. Berg - President	2008	$401,169	$256,662	$151,381	$59,076	$52,415	$26,052	$946,755
and Chief Executive Officer	2007	$278,308	$147,744	$141,049	$69,123	$60,817	$24,705	$721,746

James J. Horvath -	2008	$229,837	—	$(104,046)	$205,980	$476,041	$33,437	$841,249
Chief Executive Officer, Retired	2007	$509,308	$388,616	$523,210	$263,156	$441,113	$48,738	$2,174,141

Thomas S. Astrup - Vice	2008	$239,400	$114,792	$5,756	$44,693	$6,513	$15,463	$426,617
President-Finance and Chief Financial Officer	2007	$227,769	$123,058	$113,271	$50,872	$23,052	$13,693	$551,715

Joseph J. Talley - Chief	2008	$302,800	$173,970	$72,446	$27,814	$34,002	$26,957	$637,989
Operating Officer	2007	$267,308	$123,917	$117,372	$24,599	$47,562	$24,762	$605,520

Brian F. Ingulsrud - Vice	2008	$218,400	$104,723	$39,738	$10,665	$11,963	$14,445	$399,934
President-Administration	2007	$200,769	$108,956	$81,703	$6,585	$28,455	$13,925	$440,393

(1)          Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer compensation into the Supplemental Executive Retirement Plan (SERP).

(2)          Represents the stated value of contract rights that were earned in the fiscal year, which was the year performance targets were achieved.  Amounts also reflect the change in value of the contract rights granted to the executives in prior years.  At August 31, 2008, the Board of Directors decreased the value of previously granted contract rights from $2,100 to $1,750.  Contract rights vest equally over a three year period.  For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form 10-K.

(3)          Represents the Profit-Per-Acre payments that were earned in the fiscal year, which was the year performance targets were achieved.

(4)          Components of Change in Pension Value and NQDC Earnings. See table below for details:

Change in Pension Value and Nonqualified Deferred Compensation Earnings

Name and Principal Position	Pension (A)	SERP-(Pension) (A)	Special Employment Agreement (A)	Preferential Interest on Non- Qualified Deferred Compensation (B)	Total
David A. Berg - President and Chief Executive Officer	$24,010	$24,241	N/A	$4,164	$52,415

James J. Horvath - Chief Executive Officer, Retired	$86,127	$311,440	$50,670	$27,804	$476,041

Thomas S. Astrup - Vice President- Finance and Chief Financial Officer	$1,544	$3,898	N/A	$1,071	$6,513

Joseph J. Talley - Chief Operating Officer	$9,078	$10,080	N/A	$14,844	$34,002

Brian F. Ingulsrud - Vice President- Administration	$6,640	$5,174	N/A	$149	$11,963

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

Grants of Plan-Based Awards

The following table discloses the grants of plan-based awards to each of the Company’s Named Executive Officers for the current year related to the 2005 Long-Term Incentive Plan (LTIP).  The amounts of these awards that were expensed are shown in the Summary Compensation Table.  The table below also discloses the estimated future payouts related to contract rights under the 2005 LTIP, Short-Term Incentive Plan (STIP) and the Profit-Per-Acre (PPA) payment under the 2005 LTIP.  Mr. Horvath received no grants or awards due to his retirement.

Grants of Plan-Based Awards Table

				Estimated Future Payouts Under Non- Equity Incentive Plan Awards - LTIP - Contract Rights (1)			Estimated Future Payouts Under Non- Equity Incentive Plan - STIP (2)			Estimated Future Payouts Under Non- Equity Incentive Plan Awards - PPA (3)
Name and Principal Position	Grant Date	Action Date	Units Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
David A. Berg - President and Chief Executive Officer	8/31/2008	9/24/2008	139.71		$244,493		$0	$186,840	$373,680		$37,467

Thomas S. Astrup - Vice President- Finance and Chief Financial Officer	8/31/2008	9/24/2008	44.83		$78,453		$0	$83,790	$167,580		$12,023

Joseph J. Talley - Chief Operating Officer	8/31/2008	9/24/2008	56.71		$99,243		$0	$105,980	$211,960		$15,208

Brian F. Ingulsrud - Vice President- Administration	8/31/2008	9/24/2008	40.90		$71,575		$0	$76,440	$152,880		$10,969

(1)         The “Target” amounts represent contract rights at the 8/31/2008 stated value of $1,750 per contract right.  These rights vest to the executive over three years.  Theoretically, the minimum received for these contract rights could be $0 and there is no maximum.

(2)         The amounts indicated represent future potential payments under the Short-Term Incentive Plan (STIP) based on the executives’ salary as of August 31, 2008.

(3)         The “Target” amount represents future Profit Per Acre (PPA) annual payments that will be paid to executives upon vesting and assuming a similar beet payment and on-farm costs to that experienced in fiscal year 2008.  PPA payments are only paid on vested contract rights.  Theoretically the minimum payment could be $0 and there is no maximum.

Pension Benefits

The table below reflects information for the Named Executive Officers pertaining to the Company’s Pension Plan, Supplemental Executive Retirement Plan and Special Employment Agreements.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
David A. Berg - President and Chief Executive Officer	Retirement Plan A For Employees of ACSC (2)	21	$299,380	—

	Supplemental Executive Retirement Plan (2)	21	$187,611	—

James J. Horvath - Chief Executive Officer, Retired	Retirement Plan A For Employees of ACSC (2)	22	$635,717	$43,175

	Supplemental Executive Retirement Plan (2)	22	—	$1,825,421

	Mr. Horvath Employment Agreement (2)	30	—	$1,605,772

Thomas S. Astrup - Vice President- Finance and Chief Financial Officer	Retirement Plan A For Employees of ACSC (2)	14	$68,186	—

	Supplemental Executive Retirement Plan (2)	14	$21,335	—

Joseph J. Talley - Chief Operating Officer	Retirement Plan A For Employees of ACSC (2)	14	$132,014	—

	Supplemental Executive Retirement Plan (2)	14	$92,215	—

Brian F. Ingulsrud - Vice President- Administration	Retirement Plan A For Employees of ACSC (2)	17	$117,744	—

	Supplemental Executive Retirement Plan (2)	17	$7,362	—

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

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End
David A. Berg - President and Chief Executive Oficer	—	$6,500	$(26,319)	—	$519,457

James J. Horvath - Chief Executive Officer, Retired	$1,661,273	$24,738	$92,243	$(3,856,773)	—

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	—	$5,288	$3,048	—	$55,465

Joseph J. Talley - Chief Operating Officer	$218,332	$8,287	$51,097	—	$803,524

Brian F. Ingulsrud - Vice President-Administration	—	$3,767	$604	—	$8,553

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

(3)          Preferential interest included here as well as in the NQDC column of the Summary Compensation Table are as follows: Mr. Horvath - $27,804, Mr. Berg - $4,164, Mr. Astrup - $1,071, Mr. Talley - $14,844, and Mr. Ingulsrud - $149.  Executives have the option of investing funds in an S&P 500 index fund or in a money market fund guaranteeing interest at prime as of January 2 of each calendar year.  The 2008 and 2007 calendar year rates were 7.25% and 8.25%, respectively.

(4)          Distributions occur upon termination of employment and can be in a lump sum or in equal installments over a period not to exceed ten years.

Potential Payments upon Termination or Change-In-Control

Prior to his retirement, Mr. Horvath’s employment agreement contained termination and change of control payments.  As of the filing of this report, Mr. Horvath’s retirement has become effective and such termination and change of control payments are no longer applicable.

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

If Mr. Berg is terminated without cause he will be eligible for severance pay equal to two times his then current base salary.  The present value of Mr. Berg’s Supplemental Executive Retirement Plan was approximately $188,000 as of August 31, 2008.

Compensation of Directors

The Board of Directors meets monthly.  For fiscal year 2008, the Company provided its directors with compensation consisting of (i) a payment of $575 per month, (ii) a per diem payment of $250 increasing to $300 effective March 1, 2008, for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses associated with director responsibilities.  The Chairman of the Board of Directors received payments of $1,075 per month increasing to $2,075 effective March 1, 2008; the Chairman also received a per diem in the amount of $250 increasing to $300 effective March 1, 2008, for each day spent on Company activities.  The monthly compensation paid to directors and the Chairman increases by $25 per month each fiscal year.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until the earliest of the board member’s withdrawal from the Board of Directors, the board member’s death or attainment of age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there is one member who has elected to participate in this plan.  The amount deferred, as of August 31, 2008, was approximately $92,000.

The table below reflects director compensation for the year ended August 31, 2008.

Name	Fees Earned (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and NQDC Earnings	All Other Compensation	Total
Michael A. Astrup, Director, Chairman of the Board	$35,100	N/A	N/A	N/A	$35,100

Neil Widner, Director, Vice-Chairman of the Board	$28,150	N/A	N/A	N/A	$28,150

William Baldwin, Director	$23,650	N/A	N/A	N/A	$23,650

Rick Borgen, Director	$11,850	N/A	N/A	N/A	$11,850

John Brainard, Director	$25,475	N/A	N/A	N/A	$25,475

Brian Erickson, Director	$24,950	N/A	N/A	N/A	$24,950

Robert Green, Director	$24,900	N/A	N/A	N/A	$24,900

John Gudajtes, Director	$22,950	N/A	N/A	N/A	$22,950

Curtis Haugen, Director	$15,100	N/A	N/A	N/A	$15,100

William Hejl, Director (3)	$28,325	N/A	N/A	N/A	$28,325

Curtis Knutson, Director (3)	$15,775	N/A	N/A	N/A	$15,775

David J. Kragnes (2)	$38,400	N/A	N/A	N/A	$38,400

Francis Kritzberger, Director	$15,300	N/A	N/A	N/A	$15,300

Jeff McInnes, Director	$21,375	N/A	N/A	N/A	$21,375

Ronald Reitmeier, Director	$13,900	N/A	N/A	N/A	$13,900

Jim Ross, Director (2)	$6,650	N/A	N/A	N/A	$6,650

Steve Williams, Director	$34,725	N/A	N/A	N/A	$34,725

(1)         Consists of fees of $575 per month to Directors and $1,075 increasing to $2,075 effective March 1, 2008, to the Chairman of the Board.  The Chairman and Directors also receive a per diem fee of $250 increasing to $300 effective March 1, 2008, for each day spent on Company activities.

(2)         Term expired in December of 2007.

(3)         Term began in December of 2007.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the Company’s directors is also a sugarbeet farmer and a shareholder member or representative of a shareholder member of the Company.  By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets.  Such payments for sugarbeets may exceed $120,000.  Such payments, however, are received by the directors or the entities they represent on exactly the same basis as payments received by other members of the Company for the delivery of their sugarbeets.  Except for the sugarbeet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $120,000.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2008 and 2007 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2008	2007
Audit Fees	$133	$128
Audit-Related Fees	24	41
Tax Fees	51	52
All Other Fees	—	—
Total	$208	$221

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2008 and fiscal 2007.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2008 and fiscal 2007.  These services included Benefit Plan audits.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2008 and fiscal 2007.  These services include tax return preparation, tax planning and tax research.

All Other Fees.  The All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies.  There were no other fees paid to Eide Bailly LLP for fiscal 2008 or fiscal 2007.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  The Audit Committee approved all of the services and the fees billed for such services to the Company that are included above.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2008 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART III

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.             Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended August 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of August 31, 2008 and 2007

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended August 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

2.             Financial Statement Schedules

None

3.             The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)           Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 26, 2008.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ DAVID A. BERG
President and Chief Executive Officer

Dated: November 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. BERG	President and Chief Executive Officer	November 26, 2008
(Principal Executive Officer)

/s/ THOMAS S. ASTRUP	Vice President-Finance and Chief Financial	November 26, 2008
Officer (Principal Financial Officer)

/s/ TERESA A. WARNE	Corporate Controller	November 26, 2008
(Principal Accounting Officer)

/s/ MICHAEL A. ASTRUP	Director (Chairman)	November 26, 2008

/s/ NEIL C. WIDNER	Director (Vice-Chairman)	November 26, 2008

/s/ WILLIAM BALDWIN	Director	November 26, 2008

/s/ RICHARD BORGEN	Director	November 26, 2008

/s/ JOHN BRAINARD	Director	November 26, 2008

/s/ BRIAN R. ERICKSON	Director	November 26, 2008

/s/ ROBERT M. GREEN	Director	November 26, 2008

/s/ JOHN F. GUDAJTES	Director	November 26, 2008

/s/ CURTIS E. HAUGEN	Director	November 26, 2008

/s/ WILLIAM HEJL	Director	November 26, 2008

/s/ CURTIS KNUTSON	Director	November 26, 2008

/s/ FRANCIS L. KRITZBERGER	Director	November 26, 2008

/s/ JEFF D. MCINNES	Director	November 26, 2008

/s/ RONALD E. REITMEIER	Director	November 26, 2008

/s/ STEVE WILLIAMS	Director	November 26, 2008

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2008, 2007, and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such an opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended August 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Sioux Falls, South Dakota

October 10, 2008

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2008	2007	2006
Net Revenue	$1,231,963	$1,222,170	$1,005,716

Cost of Sales	403,142	348,382	328,767

Gross Proceeds	828,821	873,788	676,949

Selling, General and Administrative Expenses	267,539	246,835	211,188

Operating Proceeds	561,282	626,953	465,761

Other Income (Expense):
Interest Income	740	781	397
Interest Expense, Net	(15,084)	(20,281)	(19,096)
Other, Net	1,252	878	4,283

Total Other Expense	(13,092)	(18,622)	(14,416)

Proceeds Before Minority Interest and Income Tax Expense	548,190	608,331	451,345

Minority Interest	(6,896)	(5,636)	(4,567)

Income Tax (Expense)/Benefit	1,399	(1,303)	(1,687)

Net Proceeds Resulting from Member and Non-Member Business	$542,693	$601,392	$445,091

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$(4,787)	$2,286	$2,246
Unit Retains Declared to Members	23,260	35,705	26,417
Net Credit to Members’ Investments	18,473	37,991	28,663
Payments to Members for Sugarbeets,
Net of Unit Retains Declared	524,220	563,401	416,428
Total	$542,693	$601,392	$445,091

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2008	2007
Current Assets:
Cash and Cash Equivalents	$128	$222
Receivables:
Trade	66,149	77,010
Members	2,535	2,746
Other	2,767	5,532
Advances to Related Parties	20,391	7,796
Inventories	188,328	216,563
Prepaid Expenses	1,163	1,204

Total Current Assets	281,461	311,073

Property and Equipment:
Land and Land Improvements	60,110	57,738
Buildings	112,170	109,123
Equipment	877,113	846,467
Construction in Progress	5,322	23,513
Less Accumulated Depreciation	(703,134)	(672,896)

Net Property and Equipment	351,581	363,945

Net Property and Equipment Held for Lease	120,001	129,795

Other Assets:
Investments in CoBank, ACB	9,946	11,627
Investments in Marketing Cooperatives	4,152	5,659
Pension Asset	35,101	37,400
Other Assets	11,057	15,816

Total Other Assets	60,256	70,502

Total Assets	$813,299	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Liabilities and Members’ Investments

	2008	2007
Current Liabilities:
Short-Term Debt	$15,297	$24,980
Current Maturities of Long-Term Debt	20,991	31,227
Accounts Payable	35,836	38,998
Advances Due to Related Parties	3,343	2,874
Other Current Liabilities	27,286	32,805
Amounts Due Growers	120,933	143,260

Total Current Liabilities	223,686	274,144

Long-Term Debt, Net of Current Maturities	157,801	157,974

Accrued Employee Benefits	33,805	39,337

Other Liabilities	6,892	8,240

Total Liabilities	422,184	479,695

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	59,839	61,735

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	28	29
Additional Paid-In Capital	152,261	152,261
Unit Retains	174,506	170,363
Equity Retention	1,155	2,687
Accumulated Other Comprehensive Income (Loss)	(8,984)	(8,552)
Retained Earnings (Accumulated Deficit)	(25,965)	(21,178)

Total Members’ Investments	331,276	333,885

Total Liabilities and Members’ Investments	$813,299	$875,315

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

						Accumulated	Retained
			Additional			Other	Earnings		Annual
	Preferred	Common	Paid-In	Unit	Equity	Comprehensive	(Accumulated		Comprehensive
	Stock	Stock	Capital	Retains	Retention	Income (Loss)	Deficit)	Total	Income (Loss)
Balance, August 31, 2005	38,275	29	152,261	148,972	2,703	(832)	(25,710)	315,698
Non-Member Business Income	—	—	—	—	—	—	2,246	2,246	$2,246
Pension Minimum Liability Adjustment	—	—	—	—	—	332	—	332	332
Unit Retains Withheld from Members	—	—	—	26,417	—	—	—	26,417	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(21,428)	(9)	—	—	(21,437)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2006	38,275	29	152,261	153,961	2,694	(500)	(23,464)	323,256	$2,578
Non-Member Business Income	—	—	—	—	—	—	2,286	2,286	$2,286
Pension Minimum Liability Adjustment	—	—	—	—	—	500	—	500	500
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	(5,266)	—	(5,266)	(5,266)
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(3,317)	—	(3,317)	(3,317)
Forward Contract Foreign Currency Gain	—	—	—	—	—	31	—	31	31
Unit Retains Withheld from Members	—	—	—	35,705	—	—	—	35,705	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(19,303)	(7)	—	—	(19,310)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2007	38,275	29	152,261	170,363	2,687	(8,552)	(21,178)	333,885	$(5,766)
Non-Member Business Loss	—	—	—	—	—	—	(4,787)	(4,787)	$(4,787)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,317	—	1,317	1,317
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(224)	—	(224)	(224)
OCI of Equity Method Investees	—	—	—	—	—	(1,491)	—	(1,491)	(1,491)
Forward Contract Foreign Currency Loss	—	—	—	—	—	(34)	—	(34)	(34)
Unit Retains Withheld from Members	—	—	—	23,260	—	—	—	23,260	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(19,117)	(1,532)	—	—	(20,649)	—
Stock Issued, Net	—	(1)	—	—	—	—	—	(1)	—

Balance, August 31, 2008	$38,275	$28	$152,261	$174,506	$1,155	$(8,984)	$(25,965)	$331,276	$(5,219)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2008	2007	2006
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$542,693	$601,392	$445,091
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(524,220)	(563,401)	(416,428)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	58,197	57,481	56,753
Impairment Loss	11,867	—	—
Income/(Loss) from Equity Method Investees	221	(333)	(537)
Loss on the Disposition of Property and Equipment	504	995	835
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(121)	(182)	(218)
Deferred Gain Recognition	(197)	(197)	(197)
Minority Interest in ProGold Limited Liability Company	(1,896)	5,636	4,567
Changes in Assets and Liabilities:
Receivables	13,837	373	(38,736)
Inventories	28,235	(41,802)	(52,134)
Prepaid Expenses	7	3,251	1,192
Non-Current Pension Asset	(113)	(3,757)	(1,636)
Advances To/Due to Related Parties	(12,126)	(2,916)	9,373
Accounts Payable	(3,162)	11,878	(45)
Other Liabilities	(8,894)	7,541	7,183
Amounts Due Growers	(22,327)	19,612	90,214
Net Cash Provided By Operating Activities	82,505	95,571	105,277

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(44,391)	(63,256)	(46,154)
Purchases of Property and Equipment Held for Lease	(1,358)	(859)	(382)
Proceeds from the Sale of Property and Equipment	57	88	248
Investments in Crystech, LLC	—	(1,539)	1,044
Equity Distribution from CoBank, ACB	1,802	1,693	3,796
Investments in Marketing Cooperatives	(8)	(186)	62
Changes in Other Assets	2,041	(207)	(271)
Net Cash (Used In) Investing Activities	(41,857)	(64,266)	(41,657)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	(9,683)	19,680	(25,385)
Proceeds from Issuance of Long-Term Debt	25,818	20,897	24,674
Changes in Common Stock	(1)	—	—
Long-Term Debt Repayment	(36,227)	(52,695)	(41,464)
Payment of Unit Retains and Equity Retention	(20,649)	(19,310)	(21,437)
Net Cash (Used In) Financing Activities	(40,742)	(31,428)	(63,612)
Increase (Decrease) In Cash and Cash Equivalents	(94)	(123)	8
Cash and Cash Equivalents, Beginning of Year	222	345	337

Cash and Cash Equivalents, End of Year	$128	$222	$345

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

Operating Lease

ProGold owns a corn wet milling facility which it leases under an operating lease.  On November 6, 2007, ProGold entered into an amended operating lease agreement with Cargill, Incorporated that superseded and replaced the previous ten year lease agreement.  Payments are to be received monthly under the lease, which runs through December 31, 2017.  The operating lease revenue is recognized as earned ratably over the term of the lease and to the extent that amounts received exceed amounts earned, deferred revenue is recorded.  Expenses (including depreciation and interest) are charged against such revenue as incurred.  The lease contains provisions for extension or modification of the lease terms at the end of the lease period.  The lease also contains provisions for increased payments to be received during the lease period related to the plant’s capital additions.

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

Net Property and Equipment

Property and equipment are recorded at cost less impairment under FAS No. 144.  See Note 4 to the consolidated financial statements.  Indirect costs and construction period interest are capitalized as a component of the cost of qualified assets.  Property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 33 years.

Net Property and Equipment Held for Lease

Net property and equipment held for lease are stated at cost.  Depreciation on assets placed in service is provided using the straight-line method with estimated useful lives ranging from 5 to 40 years.

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An impairment loss of approximately $11.9 million was recognized in 2008.  See Note 4 to the consolidated financial statements.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.

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

Accumulated Other Comprehensive Income (Loss) - Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the over-funded or under-funded status of defined benefit postretirement plans, the Company’s portion of the other comprehensive income(loss) of equity method investees and the gain or loss related to foreign currency forward contracts.  Consistent with the Company’s treatment of income taxes related to member-source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes.  For years prior to August 31, 2007, Accumulated Other Comprehensive Income (Loss) represented the cumulative net increase (decrease) in equity related to the recording of the minimum pension liability adjustment.

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

Business Risk

The financial results of the Company’s operations may be directly and materially affected by many factors, including prevailing prices of sugar and agri-products, the Company’s ability to market its sugar competitively, the weather, government programs and regulations, and operating costs.

Concentration and Sources of Labor

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2011 for the Red River Valley factory employees and April 30, 2010 for the Sidney, Montana, factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations. Shipping and handling costs were $185.8 million, $166.0 million and $130.9 million for the years ended August 31, 2008, 2007 and 2006, respectively.

Deferred Costs and Product Values

All costs incurred prior to the end of the Company’s fiscal year that relate to receiving and processing the subsequent year’s sugarbeet crop are deferred.  Similarly, the net realizable values of products produced prior to the end of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred.  The net result of these deferred costs and product values are recorded in the Company’s consolidated balance sheet in “Other Current Liabilities.”  There were no deferred costs and product values as of August 31, 2008.  Deferred costs and product values were $4.1 million and $2.9 million as of August 31, 2007 and 2006, respectively.

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

The FASB has issued statement No. 141R, Business Combinations.  This statement replaces FASB Statement No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This statement becomes effective for the Company in fiscal 2010.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This FSP becomes effective for the Company on November 30, 2008.  The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

The FASB has issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).  This FSP becomes effective for the Company in Fiscal 2010.  The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

(2) RECEIVABLES:

There was no single customer attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2008 or August 31, 2007 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2008, 2007 or 2006.

(3) INVENTORIES:

The major components of inventories as of August 31, 2008 and 2007 are as follows:

(In Thousands)	2008	2007
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$151,741	$178,078
Unprocessed Sugarbeets	—	9,231
Maintenance Parts and Supplies	36,587	29,254
Total Inventories	$188,328	$216,563

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.2 million, $1.2 million and $1.1 million in 2008, 2007 and 2006, respectively.  Construction period interest capitalized was $ .9 million, $1.1 million and $ .8 million in 2008, 2007 and 2006, respectively. Depreciation expense was $44.4 million, $43.6 million and $42.9 million in 2008, 2007 and 2006, respectively. The Company had outstanding commitments totaling $4.3 million as of August 31, 2008, for equipment and construction contracts related to various capital projects.

In 2008, an impairment loss of $11.9 million related to property and equipment at the Sidney, Montana facility was recognized.  The impairment loss is reflected in the Cost of Sales on the

Consolidated Statements of Operations.  The property and equipment at the Sidney, Montana facility is used in the sugar segment.

Sidney Sugars contracts with sugarbeet growers in the Sidney, Montana area.  The sugarbeet growers are not owners of Sidney Sugars and therefore have no requirement to grow sugarbeets on an annual basis.  Due to the high alternative crop prices compared to contracted sugarbeet prices, many growers are choosing to grow alternative crops.  During fiscal year 2008, Sidney Sugars renewed the grower contract for one year covering the 2008 crop (fiscal 2009) due to uncertainty in the industry.  Total harvested acres declined from approximately 35,000 acres for the 2007 crop (fiscal 2008) to approximately 15,000 acres for the 2008 crop (fiscal 2009).  For fiscal year 2009, Sidney Sugars is projecting a pre-tax net loss and negative cash flows.  Sidney Sugars recently reached agreement on a two year contract for the 2009 and 2010 crops (fiscal 2010 and 2011) with the growers.  Acreage contracting with the individual growers is currently in progress.    There is great uncertainty regarding the number of acres that will actually be contracted for future crops.

Based on undiscounted cash flows, the Company does not believe that the entire carrying amount of the property and equipment at the Sidney, Montana facility is recoverable.  The fair value of the property and equipment to be held and used was determined based on numerous scenarios which were weighted according to their respective probability of occurring.  These scenarios are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions and other factors.  Based on this analysis, the fair value of the property and equipment was determined to be approximately $4.3 million compared to a carrying value of approximately $16.2 million resulting in an impairment loss of $11.9 million.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2017.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. Depreciation expense was $11.1 million for each of the years ended August 31, 2008, 2007 and 2006.  The components of Net Property and Equipment Held for Lease as of August 31, 2008 and 2007 are shown below:

(In Thousands)	2008	2007
Land and Land Improvements	$7,937	$7,937
Buildings	41,201	41,193
Equipment	202,326	201,243
Construction in Progress	451	245
Less Accumulated Depreciation	(131,914)	(120,823)

Net Property and Equipment Held for Lease	$120,001	$129,795

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2009	$22,833
2010	21,500
2011	21,500
2012	21,500
2013	21,500
Thereafter	93,167

Total	$202,000

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 66 percent ownership interest and a 33 1/3 percent voting interest in United.  The investment is accounted for using the equity method.  Substantially all sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $20.0 million and $7.6 million as of August 31, 2008 and 2007, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.0 million, $1.2 million and $1.2 million for services provided during 2008, 2007 and 2006, respectively.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances from Midwest of $3.3 million and $2.9 million as of August 31, 2008 and 2007, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $141,000, $129,000 and $121,000 for services provided during 2008, 2007 and 2006, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2008, Midwest had outstanding short-term debt with CoBank, ACB of $3.2 million, of which $1.8 million was guaranteed by the Company.

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

On a cumulative basis, the Company received an annual allocation of Crystech’s net income equal to 7.5 percent of the initial value of the Preferred Equity contribution by the Company.  Following is summary financial information for Crystech:

(In Thousands)	For the Eight Months Ended April 30, 2007	For the Year Ended August 31, 2006
Revenue	$9,841	$20,582
Operating Expenses	8,624	18,006
Other Expenses	455	1,432
Net Income	$762	$1,144

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2008 and 2007 is summarized below:

(In Thousands)	2008	2007
Term Loans from CoBank, ACB, due in varying amounts through 2011, interest at fixed rates of 4.17% to 7.22%, with senior lien on substantially all non-current assets	$53,293	$82,543
Term Loans from Insurance Companies, due in varying amounts from 2010 through 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	54,286	57,143
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through 2021, interest at fixed rates of 5.0% to 5.40% and varying rates of 2.71% to 2.86% as of August 31, 2008, substantially secured by letters of credit	70,413	47,915
Term Loan from the Bank of North Dakota, due in equal amounts through 2009, interest at a fixed rate of 3.30%, unsecured	800	1,600
Total Long-Term Debt	178,792	189,201
Less Current Maturities	(20,991)	(31,227)
Long-Term Debt, Net of Current Maturities	$157,801	$157,974

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2009	$20,991
2010	$18,789
2011	$10,022
2012	$33,412
2013	$6,030

The Company has a long-term debt line of credit with CoBank, ACB of $185.0 million, of which $53.3 million in loans and $70.3 million in long-term letters of credit were outstanding as of August 31, 2008.  The unused long-term line of credit as of August 31, 2008 was $61.4 million.

 The short-term debt outstanding as of August 31, 2008 and 2007 is summarized below:

(In Thousands)	2008	2007
Commercial Paper, at a fixed interest rate of 2.85%, due 9/2/08	$15,297	$24,980

During the year ended August 31, 2008, the Company borrowed from CoBank, ACB, the Commodity Credit Corporation (CCC) and issued commercial paper to meet its short-term borrowing requirements.  As of August 31, 2008, the Company had available short-term lines of credit totaling $346.0 million, of which $15.3 million in commercial paper and $2.3 million in short-term letters of credit were outstanding.  The unused short-term line of credit as of August 31, 2008 was $328.4 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2008 and 2007, follow:

(In Thousands, Except Interest Rates)	2008	2007
Maximum Borrowings	$288,355	$298,456
Average Borrowing Levels	$156,444	$167,532
Average Interest Rates	4.27%	5.71%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2008, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $15.2 million, $20.7 million and $19.6 million for the years ended August 31, 2008, 2007 and 2006, respectively.

(9) OPERATING LEASES:

The Company is party to operating leases for such items as rail cars, computer hardware and vehicles.  Cargill, Incorporated has assumed responsibility for the payments on a rail car lease for the duration of that lease.  Operating lease expense was $ .9 million, $ 2.6 million and $ 2.1 million for years ended August 31, 2008, 2007 and 2006, respectively.  Future minimum payments under these obligations are as follows:

Fiscal year ending August 31, (In Thousands)
2009	$1,599
2010	1,373
2011	1,172
2012	1,072
2013	1,053
Thereafter	8,249
Total	$14,518

(10) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age, date of hire and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2008, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has non-qualified supplemental executive retirement plans for certain employees.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are not eligible for participation in the defined benefit pension plan.  These employees participate in a defined contribution plan as described later in this note.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, May 31, 2008:

Percentage of Pension Plan Assets by Asset Class as of May 31, 2008

Asset Class	Target Range	Actual Allocation
Large U.S. Stocks	20.0%-40.0%	28.4%
Small U.S. Stocks	17.5%-27.5%	23.4%
Non-U.S. Stocks	17.5%-27.5%	26.6%
U.S. Bonds	15.0%-35.0%	21.5%
Cash	0.0%-5.0%	0.1%

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

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2037.  The reinvestment rate for benefit cash flow occurring after 2037 was discounted back to the year 2037 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2037 and consistently applied as any other benefit cash flow during the bond matching process.

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

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

	Expected Benefit Payments
(In Thousands)	Pension	Post-Retirement
2009	$5,077	$720
2010	5,525	964
2011	6,064	1,243
2012	6,610	1,563
2013	7,267	1,829
2014-2018	49,679	12,613
Total	$80,222	$18,932

The Company does not expect to make any contributions to the defined benefit pension plans during the next fiscal year.  The Company expects to make contributions in the next fiscal year of approximately $116,000 related to Supplemental Executive Retirement Plans.  The Company also expects to contribute approximately $720,000 to the post-retirement plans during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2008, 2007 and 2006:

Components of Net Periodic Pension Cost

(In Thousands)	2008	2007	2006
Service Cost	$3,763	$3,533	$4,222
Interest Cost	8,154	7,907	7,185
Expected Return on Plan Assets	(12,965)	(10,908)	(9,856)
Multiple Employer Adjustment	—	(131)	(69)
Settlement Loss	242	—	—
Amortization of Prior Service Costs	1,317	2,912	1,126
Amortization of Net (Gain) Loss	(199)	433	2,992
Net Periodic Pension Cost	$312	$3,746	$5,600

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2008	2007	2006
Service Cost	$1,076	$1,102	$1,411
Interest Cost	1,864	1,923	2,088
Settlement Gain	(5)	—	—
Amortization of Net (Gain) Loss	(225)	(19)	387
Net Periodic Post-Retirement Cost	$2,710	$3,006	$3,886

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

For measurement purposes, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2008.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008.  The rate is assumed to decline to 6.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$429	$(363)
Effect on the accumulated post-retirement benefit obligation	$3,300	$(2,780)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2008 and 2007 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of August 31, 2008 and 2007:

	Pension		Post-Retirement
(In Thousands)	2008	2007	2008	2007
Change in Benefit Obligation
Obligation at the Beginning of the Year	$132,851	$122,413	$29,643	$29,430
Service Cost	3,763	3,533	1,076	1,102
Interest Cost	8,154	7,907	1,864	1,923
Plan Participant Contributions	—	—	464	488
Medicare Part D Subsidy	—	—	58	48
Settlement (Gain) Loss	242	—	—	—
Transfers	(1,414)	—	—	—
Actuarial (Gain) Loss	(11,742)	3,528	(3,855)	(1,985)
Benefits Paid	(8,151)	(4,530)	(2,057)	(1,363)
Obligation at the End of the Year	$123,703	$132,851	$27,193	$29,643

Change in Plan Assets
Fair Value at the Beginning of the Year	$164,613	$138,597	$—	$—
Actual Return on Plan Assets	(2,186)	25,192	—	—
Plan Participant Contributions	—	—	464	488
Medicare Part D Subsidy	—	—	58	48
Transfers	(1,414)	—	—	—
Employer Contributions	3,663	5,354	1,535	827
Benefits Paid	(8,151)	(4,530)	(2,057)	(1,363)
Fair Value at the End of the Year	$156,525	$164,613	$—	$—

Funded Status
Funded Status as of August 31,	$32,822	$31,762	$(27,193)	$(29,643)
Net Amount Recognized	$32,822	$31,762	$(27,193)	$(29,643)

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$35,101	$37,400	$—	$—
Current Liabilities	(115)	(3,791)	(720)	(706)
Noncurrent Liabilities	(2,164)	(1,847)	(26,473)	(28,937)
Net Amount Recognized	$32,822	$31,762	$(27,193)	$(29,643)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	$(3,949)	$(5,266)	$—	$—
Accumulated Gain (Loss)	(10,950)	(7,100)	7,409	3,783
Net Amount Recognized	$(14,899)	$(12,366)	$7,409	$3,783

The accumulated pension benefit obligation was $116.7 million and $124.8 million as of August 31, 2008 and 2007, respectively.

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income at August 31, 2008 into net periodic benefit cost in fiscal 2009 are as follows:

	Pension	Post- Retirement
Prior Service (Cost)	$(1,644)	$—
Accumulated Gain (Loss)	(70)	675
Total	$(1,714)	$675

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2008	2007	2008	2007
Discount Rate	7.04%	6.37%	7.04%	6.37%
Expected Return on Plan Assets	8.00%	8.00%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

1999 Long-Term Incentive Plan

During 2005, the granting of additional contract rights under the 1999 Long-Term Incentive Plan (1999 Plan) was discontinued with the adoption of the 2005 Long-Term Incentive Plan (2005 Plan).  All vested contract rights as of December 31, 2004, remained in the 1999 Plan while all unvested contract rights were transferred to the 2005 Plan.  The value of the contract rights remaining in the 1999 Plan is determined by the Board of Directors.  During 2008, 309.62 vested contract rights were exercised.  As of August 31, 2008, there were 145.45 vested contract rights remaining in the 1999 Plan.  At August 31, 2008, the Board of Directors decreased the value of these contract rights from $2,100 to $1,750 per contract right.

2005 Long-Term Incentive Plan

The 2005 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is determined by the Board of Directors.  During 2008, 502.59 vested contract rights were exercised.  In 2008, 282.15 contract rights were granted at a stated value of $1,750 per contract right.  At August 31, 2008, the Board of Directors decreased the value of the 793.08 contract rights previously granted from $2,100 to $1,750 per contract right.  As of August 31, 2008, there were 1,075.23 contract rights issued and outstanding at a stated value of $1,750 per contract right, of which 471.23 were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent, respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.9 million, $2.0 million and $1.8 million for the years ended August 31, 2008, 2007 and 2006, respectively.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are no longer eligible for participation in the defined benefit pension plan but receive a 4% non-elective Company Contribution to a defined contribution plan.  The Company Contribution has a six year vesting schedule.  The Company’s contributions to this plan totaled $29,000 for the year ended August 31, 2008.

(11) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2008, 2007 and 2006:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2008	$76.77	600,000	498,570
August 31, 2007	$76.77	600,000	498,570
August 31, 2006	$76.77	600,000	498,570

Common Stock:
August 31, 2008	$10.00	4,000	2,839
August 31, 2007	$10.00	4,000	2,878
August 31, 2006	$10.00	4,000	2,874

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2008
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,207,765	$24,198	$1,231,963
Gross Proceeds	$814,487	$14,334	$828,821

Depreciation and Amortization	$47,071	$11,126	$58,197
Impairment Loss	$11,867	$—	$11,867
Interest Income	$702	$38	$740
Interest Expense	$14,925	$159	$15,084
Loss from Equity Method Investees	$(221)	$—	$(221)
Other Income/(Expense), Net	$1,499	$(26)	$1,473
Net Proceeds	$535,516	$7,177	$542,693

Capital Expenditures	$44,391	$1,358	$45,749

	For the Year Ended August 31, 2007
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,197,227	$24,943	$1,222,170
Gross Proceeds	$860,591	$13,197	$873,788

Depreciation and Amortization	$46,384	$11,097	$57,481
Interest Income	$745	$36	$781
Interest Expense	$18,680	$1,601	$20,281
Income from Equity Method Investees	$367	$—	$367
Other Income/(Expense), Net	$519	$(8)	$511
Net Proceeds	$595,526	$5,866	$601,392

Capital Expenditures	$63,256	$859	$64,115

	For the Year Ended August 31, 2006
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$980,615	$25,101	$1,005,716
Gross Proceeds	$663,909	$13,040	$676,949

Depreciation and Amortization	$45,637	$11,116	$56,753
Interest Income	$357	$40	$397
Interest Expense	$15,565	$3,531	$19,096
Income from Equity Method Investees	$537	$—	$537
Other Income/(Expense), Net	$3,216	$(115)	$3,101
Net Proceeds	$440,337	$4,754	$445,091

Capital Expenditures	$46,154	$382	$46,536

	As of August 31, 2008
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$351,581	$—	$351,581
Assets Held for Lease, Net	$—	$120,001	$120,001
Segment Assets	$688,768	$124,531	$813,299

	As of August 31, 2007
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$363,945	$—	$363,945
Assets Held for Lease, Net	$—	$129,795	$129,795
Segment Assets	$737,576	$137,739	$875,315

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

Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $175.7 million in comparison to the carrying value of $178.8 million.

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

Total income tax payments (refunds) were ($33,000); ($119,000); and $290,000 for the years ended August 31, 2008, 2007 and 2006, respectively.

As of August 31, 2008, the Company had accumulated approximately $14.1 million of net operating loss carry-forwards for income tax reporting purposes.  The net operating loss carry-forwards expire in the years 2018 through 2023.  The Company’s net deferred tax liability included in Other Liabilities on the Company’s Balance Sheets as of August 31, 2008 and 2007 is reflected below:

(In Thousands)	2008	2007
Deferred Tax Assets related to non-patronage source temporary differences	$14,048	$13,587
Deferred Tax Liability related to non-patronage source temporary differences	18,019	19,610

Net Deferred Tax Liability	$3,971	$6,023

Income tax expense/(benefit) for the years ended August 31, 2008, 2007 and 2006 is as follows:

(In Thousands)	2008	2007	2006
Current Income Taxes	$653	$403	$687
Deferred Income Taxes	(2,052)	900	1,000

Total Income Tax Expense/(Benefit)	$(1,399)	$1,303	$1,687

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2008, 2007 and 2006 is shown below:

	2008	2007	2006
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(41.7)%	(40.8)%	(40.7)%
Other, net	(.2)%	—	—
Effective tax rate	(0.9)%	0.2%	0.3%

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

The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories have experienced hydrogen sulfide emissions from their water treatment ponds that have exceeded permissible limits.  On July 19, 2007, the Company received a notice of violation from the Minnesota Pollution Control Agency (MPCA) related to emissions that occurred in fiscal 2005 and 2006.  The Company’s Crookston, East Grand Forks and Moorhead, Minnesota factories also experienced hydrogen sulfide emissions from their water treatment ponds in fiscal 2007 and 2008 that exceeded permissible limits.  A penalty assessment is currently under consideration by the MPCA.  While it is likely that the Company may be assessed penalties and/or fines related to these occurrences, as of the date of this report none have been assessed.  Any potential penalties and/or fines, while possibly significant, are not expected to be material to the Company.

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

Capital expenditures are required to minimize environmental risk.  The Company’s capital expenditure budget at the beginning of the current fiscal year included approximately $7.7 million for environmental related projects at the Company’s factory locations.  During 2008, an additional $3.6 million was approved.  Expenditures during fiscal 2008 on these projects were approximately $3.0 million while total project-to-date spending on these projects has been $6.3 million.  Environmental related projects that were placed into service during fiscal 2008 totaled approximately $5.6 million.  The amount and timing of any additional capital expenditures that may be required is not currently known.

(16) LEGAL MATTERS:

Another sugar company has appealed to the Ninth Circuit Court of Appeals a decision of the United States District Court relative to a determination and transfer of sugar marketing allocations made by the USDA.  If this case is overturned, it could result in the Company experiencing a reduction in marketing allocations equal to the loss of approximately 15,000 acres in future crop years assuming no other related factors were to change.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2008

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.6	Employment Agreement between the Registrant and James J. Horvath	Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K form the year ended August 31, 1999

++10.7	Board of Directors Deferred Compensation Plan, dated June 30, 1994	Incorporated by reference to Exhibit 10.29 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

++10.8	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.9	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.10	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.11	Growers’ Contract (5-year Agreement) for the crop years 2003 through 2007	Incorporated by reference to Exhibit 10.30 from the Company’s Form 10-Q for the quarter ended February 28, 2003

10.12	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated August 5, 2003	Incorporated by reference to Exhibit 10.30 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2003

++10.13	Amendment to Employment Agreement dated September 28, 2005 between the Company and James J. Horvath	Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated September 30, 2005

++10.14	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.15	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006

10.16	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.17	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.18	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended May 31, 2007

10.19	Fourth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 25, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.20	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.21	Commitment and Acceptance Agreement between the Registrant and CoBank, ACB dated November 6, 2007	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended November 30, 2007

10.22	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Filed herewith electronically

10.23	Fifth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 23, 2008.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

++           A management contract or compensatory plan required to be filed with this report.