Form 10-Q
period 2008-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2009-01-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 7, 2009
$10 Par Value	2,839

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	November 30		August 31
	2008	2007	2008*
Current Assets:
Cash and Cash Equivalents	$121	$254	$128
Receivables:
Trade	66,740	58,290	66,149
Members	3,917	3,199	2,535
Other	2,471	9,704	2,767
Advances to Related Parties	8,538	2,582	20,391
Inventories	556,775	587,973	188,328
Prepaid Expenses	1,875	2,306	1,163

Total Current Assets	640,437	664,308	281,461

Property and Equipment:
Land and Land Improvements	60,099	58,137	60,110
Buildings	113,913	110,457	112,170
Equipment	878,555	851,085	877,113
Construction in Progress	5,798	26,182	5,322
Less Accumulated Depreciation	(716,749)	(687,317)	(703,134)

Net Property and Equipment	341,616	358,544	351,581

Net Property and Equipment Held for Lease	117,957	127,666	120,001

Other Assets:
Investments in CoBank, ACB	9,946	11,627	9,946
Investments in Marketing Cooperatives	4,184	5,722	4,152
Pension Asset	34,758	37,428	35,101
Other Assets	10,664	16,996	11,057

Total Other Assets	59,552	71,773	60,256

Total Assets	$1,159,562	$1,222,291	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	November 30		August 31
	2008	2007	2008*
Current Liabilities:
Short-Term Debt	$225,516	$250,612	$15,297
Current Maturities of Long-Term Debt	20,991	25,627	20,991
Accounts Payable	27,692	26,358	35,836
Advances Due to Related Parties	2,784	3,741	3,343
Accrued Continuing Costs	42,366	42,094	—
Other Current Liabilities	26,966	26,575	27,286
Amounts Due Growers	225,241	237,576	120,933

Total Current Liabilities	571,556	612,583	223,686

Long-Term Debt, Net of Current Maturities	157,087	160,321	157,801

Accrued Employee Benefits	33,550	41,896	33,805

Other Liabilities	7,769	7,673	6,892

Total Liabilities	769,962	822,473	422,184

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	58,389	64,235	59,839

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	29	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	174,416	170,363	174,506
Equity Retention	1,153	2,687	1,155
Accumulated Other Comprehensive Income (Loss)	(9,010)	(8,539)	(8,984)
Retained Earnings (Accumulated Deficit)	(25,912)	(19,493)	(25,965)

Total Members’ Investments	331,211	335,583	331,276

Total Liabilities and Members’ Investments	$1,159,562	$1,222,291	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Three Months Ended November 30
	2008	2007
Net Revenue	$323,088	$304,334

Cost of Sales	61,012	8,826

Gross Proceeds	262,076	295,508

Selling, General and Administrative Expenses	68,406	63,032
Accrued Continuing Costs	42,366	42,094

Operating Proceeds	151,304	190,382

Other Income (Expense):
Interest Income	99	314
Interest Expense, Net	(2,417)	(2,653)
Other, Net	4,807	513

Total Other Income (Expense)	2,489	(1,826)

Proceeds Before Minority Interest and Income Tax Expense	153,793	188,556

Minority Interest	(1,671)	(2,500)

Income Tax Expense	(194)	(1,171)

Net Proceeds Resulting from Member and Non-Member Business	$151,928	$184,885

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$279	$1,685
Unit Retains Declared to Members	—	—
Net Credit to Members’ Investments	279	1,685
Payments To/Due Members for Sugarbeets,
Net of Unit Retains Declared	151,649	183,200
Total	$151,928	$184,885

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended November 30
	2008	2007
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$151,928	$184,885
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(151,649)	(183,200)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	17,752	17,958
Income from Equity Method Investees	(5)	(14)
(Gain)/Loss on the Disposition of Property and Equipment	267	(6)
Deferred Gain Recognition	(27)	(49)
Minority Interest Gain	1,671	2,500
Changes in Assets and Liabilities:
Receivables	(1,677)	14,095
Inventories	(368,447)	(371,410)
Prepaid Expenses	(712)	(1,089)
Non Current Pension Asset	185	(28)
Advances To/Due to Related Parties	11,294	6,081
Accounts Payable	(8,144)	(12,640)
Accrued Continuing Costs	42,366	42,094
Other Liabilities	210	(4,238)
Amounts Due Growers	104,308	94,316
Net Cash Used In Operating Activities	(200,680)	(210,745)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(4,869)	(9,110)
Purchases of Property and Equipment Held for Lease	(750)	(650)
Proceeds from the Sale of Property and Equipment	3	16
Changes in Other Assets	(3)	(1,858)
Net Cash Used In Investing Activities	(5,619)	(11,602)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	210,219	225,632
Proceeds from Issuance of Long-Term Debt	—	3,061
Long-Term Debt Repayment	(714)	(6,314)
Distributions to Minority Interest	(3,121)	—
Payment of Unit Retains and Equity Retention	(92)	—
Net Cash Provided By Financing Activities	206,292	222,379
Increase/(Decrease) In Cash and Cash Equivalents	(7)	32
Cash and Cash Equivalents, Beginning of Year	128	222

Cash and Cash Equivalents, End of Period	$121	$254

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

November 30, 2008 and 2007

(Unaudited)

Note 1: Basis of Presentation

The unaudited consolidated financial statements of American Crystal Sugar Company (the Company) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

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

The operating results for the three months ended November 30, 2008, are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2008 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2008 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Note 2: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 157, Fair Value Measurements (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement became effective for the Company in the first quarter of fiscal 2009.  Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 for the Company to the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-3 became effective October 10, 2008 for determining the fair value of a financial asset when the market for that asset is not active.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This statement requires the Company to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This requirement became effective and was adopted by the Company as of August 31, 2007.  This statement also requires the Company in this fiscal year to change the annual measurement date of the funded status of the plans from May 31 to August 31, the date of its year-end statement of financial position.

The FASB has issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB  No. 51.  This statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  This statement becomes effective for the Company in the first quarter of fiscal 2010.  At that time, the Company will be required to report the minority interest in ProGold as a component of equity.

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

The FASB has issued statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement became effective and was adopted by the Company on November 15, 2008.

The FASB has issued statement No. 141R, Business Combinations.  This statement replaces FASB Statement No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This statement becomes effective for the Company in fiscal 2010.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This FSP became effective and was adopted by the Company on November 30, 2008.

The FASB has issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).  This FSP becomes effective for the Company in Fiscal 2010.  The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

The FASB has issued FSP FAS 140-4 and FIN 46(R)-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This FSP becomes effective for the Company in the second quarter of Fiscal 2009.  The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

The FASB has issued FSP FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan or other postretirement plan.  This FSP becomes effective for the Company in Fiscal 2010.  The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

Note 3: Inventories

The major components of inventories are as follows (In Thousands):

	November 30 2008	November 30 2007	August 31 2008
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$211,344	$247,284	$151,741
Unprocessed Sugarbeets	308,823	312,221	—
Maintenance Parts and Supplies	36,608	28,468	36,587

Total Inventories	$556,775	$587,973	$188,328

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4: Net Property and Equipment

In fiscal 2008, an impairment loss of $11.9 million related to property and equipment at the Sidney, Montana facility was recognized.  Based on further analysis as of November 30, 2008, which indicates better than previously expected operating results for fiscal 2009 and 2010 due to increased sugar production and sugar prices in fiscal 2009 and increased contracted sugarbeet acreage for fiscal 2010, no additional impairment was indicated.

Note 5: Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $345.0 million and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $325 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of November 30, 2008, the Company had outstanding commercial paper of $30.5 million at an average interest rate of 3.35% and maturity dates between December 1, 2008 and December 5, 2008.  In addition, the Company had an outstanding non-recourse loan with the CCC of $51.0 million, against which 2.2 million hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 2.5% and a maturity date of August 31, 2009.  The Company also had outstanding short-term debt with CoBank, ACB as of November 30, 2008 of $144.0 million at an average interest rate of 2.88% and maturity dates between December 24, 2008 and February 19, 2009.  The Company had $2.1 million of short-term letters of credit outstanding as of November 30, 2008.  The unused seasonal line of credit as of November 30, 2008 was $169.4 million.

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

Note 6: Long-Term Debt

As of November 30, 2008, the Company had long-term debt availability with CoBank, ACB of $184.8 million, of which $53.3 million in loans and $70.3 million in long-term letters of credit were outstanding.  The unused long-term line of credit as of November 30, 2008, was $61.2 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2008, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $3.6 million from a private placement of Senior Notes that occurred in January of 2003; $70.4 million from seven separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $ .8 million.

As of November 30, 2007, the Company had $76.9 million in loans outstanding with CoBank, ACB and $69.3 million in long-term letters of credit outstanding.  In addition, the Company had long-term debt outstanding, as of November 30, 2007, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $6.4 million from a private placement of Senior Notes that occurred in January of 2003; $51.0 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $1.6 million.

Note 7: Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $1.1 million and $1.0 million for the three months ended November 30, 2008 and 2007, respectively.  Interest capitalized was $ .2 million and $ ..4 million for the three months ended November 30, 2008 and 2007, respectively.

Note 8: Accrued Continuing Costs

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

Note 9: Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the three months ended November 30, 2008 and 2007:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended November 30
	2008	2007
Service Cost	$1,049	$941
Interest Cost	2,668	2,038
Expected Return on Plan Assets	(3,864)	(3,241)
Amortization of Prior Service Costs	411	329
Amortization of Net Actuarial Loss	18	15
FAS 158 Measurement Date Adjustment	(56)	—
Net Periodic Pension Cost	$226	$82

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended November 30
	2008	2007
Service Cost	$242	$269
Interest Cost	472	466
Amortization of Net Actuarial Gain	(169)	(56)
Net Periodic Post-Retirement Cost	$545	$679

In accordance with Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) which requires the Company in fiscal 2009 to change the annual measurement date of the funded status of the pension plans from May 31 to August 31, the Company has recorded a direct charge of approximately $225,000 to retained earnings representing a measurement date adjustment of 3/15ths of the pension cost for the period of June 1, 2008 to August 31, 2009.  The remaining 12/15ths of this pension cost will be expensed and recognized during fiscal 2009.

The Company does not believe it will be required to make contributions to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $17,000 related to the Supplemental Executive Retirement Plans during the three months ended November 30, 2008.  The Company expects to contribute and make benefit payments of approximately $77,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $200,000 related to the post-retirement plans during the three months ended November 30, 2008.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 10: Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
January 7, 2009	$76.77	600,000	498,570
November 30, 2008	$76.77	600,000	498,570
August 31, 2008	$76.77	600,000	498,570
November 30, 2007	$76.77	600,000	498,570

Common Stock:
January 7, 2009	$10.00	4,000	2,839
November 30, 2008	$10.00	4,000	2,839
August 31, 2008	$10.00	4,000	2,839
November 30, 2007	$10.00	4,000	2,878

Note 11: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $47.5 million and $43.3 million for the three months ended November 30, 2008 and 2007, respectively.

Note 12: Segment Reporting

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

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2008 and 2007, is shown below:

	For the Three Months Ended November 30, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$316,863	$6,225	$323,088
Gross Proceeds	$258,645	$3,431	$262,076
Depreciation and Amortization	$14,958	$2,794	$17,752
Interest Income	$98	$1	$99
Interest Expense	$2,417	$—	$2,417
Income from Equity Method Investees	$5	$—	$5
Other Income, Net	$4,802	$—	$4,802
Net Proceeds	$150,189	$1,739	$151,928

Capital Expenditures	$4,869	$750	$5,619

	For the Three Months Ended November 30, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$297,505	$6,829	$304,334
Gross Proceeds	$290,196	$5,312	$295,508
Depreciation and Amortization	$15,179	$2,779	$17,958
Interest Income	$308	$6	$314
Interest Expense	$2,479	$174	$2,653
Income from Equity Method Investees	$14	$—	$14
Other Income, Net	$499	$—	$499
Net Proceeds	$182,283	$2,602	$184,885

Capital Expenditures	$9,110	$650	$9,760

	As of November 30, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$341,616	$—	$341,616
Assets Held for Lease, Net	$—	$117,957	$117,957
Segment Assets	$1,037,101	$122,461	$1,159,562

	As of November 30, 2007
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$358,544	$—	$358,544
Assets Held for Lease, Net	$—	$127,666	$127,666
Segment Assets	$1,086,500	$135,791	$1,222,291

Note 13: Environmental Matters

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

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  This agreement requires the Company, among other conditions, to pay a penalty of $185,000 and to develop and implement Hydrogen Sulfide Management Strategies at each of the Minnesota factories.  As part of the Hydrogen Sulfide Management Strategies, the Company has agreed to make certain capital expenditures over the next three years and implement specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories.  The required capital expenditures are currently estimated to be approximately $12 million.  The costs associated with operational changes are not currently known.

The Company works closely with all affected government agencies to resolve environmental issues that arise and believes they will be resolved without any adverse effect on the Company.

The Company has identified capital expenditures for environmental related projects at the Company’s factory locations of $29.0 million.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended November 30, 2008 and 2007

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2008 Form 10-K.

Overview

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2008 and to be processed during fiscal 2009 produced a total of 10.7 million tons of sugarbeets, or approximately 25.4 tons of sugarbeets per acre from approximately 422,000 acres.  This represents a decrease in total tons harvested of approximately 14.1 percent compared to the 2007 crop.  The sugar content of the 2008 crop is 17.6 percent as compared to the 18.1 percent sugar content of the 2007 crop.  The Company expects to produce a total of approximately 31.3 million hundredweight of sugar from the 2008 crop, a decrease of approximately 14.5 percent compared to the 2007 crop.

Net Proceeds from Member and Non-Member Business for fiscal 2009 are expected to be approximately 13 percent lower than in fiscal 2008.  This decrease is primarily due to fewer tons harvested and a decline in the sugar content of the sugarbeets resulting in the decreased production of sugar and agri-products. This decrease is partially offset by anticipated higher net selling prices for sugar and agri-products.

Comparison of the Three Months Ended November 30, 2008 and 2007

Revenue for the three months ended November 30, 2008, was $323.1 million, an increase of $18.8 million from the three months ended November 30, 2007.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007.

Product	Revenue	Selling Price	Volume
Sugar	10.5%	7.5%	2.8%
Pulp	-12.8%	40.5%	-37.9%
Molasses	-40.8%	6.7%	-44.5%
CSB	26.2%	26.1%	0.1%
Betaine	4.5%	16.1%	-10.0%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volumes of pulp and molasses sold were due in part to lower product availability resulting from a 22.6% decrease in pulp produced and a 12.8 % decrease in molasses produced in the first three months of this fiscal year as compared to same time period last fiscal year. Lower beginning inventory levels for both pulp and molasses this year as compared to last year also contributed to the reduction in the availability of products for sale.

Rental revenue on the ProGold operating lease was $6.2 million and $6.8 million for the three months ended November 30, 2008 and 2007, respectively.

Cost of sales for the three months ended November 30, 2008, exclusive of payments to members for sugarbeets, increased $52.2 million as compared to the three months ended November 30, 2007.  This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended November 30, 2008 was $58.0 million as compared to an increase of $88.9 million for the previous year’s three month period ended November 30, 2007 resulting in a $30.9 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended November 30
(In Millions)	2008	2007	Change
Beginning Product Inventories at Net Realizable Value	$(150.6)	$(156.4)	$5.8	(1)
Ending Product Inventories at Net Realizable Value	208.6	245.3	(36.7	)(2)
Increase in the Net Realizable Value of Product Inventories	$58.0	$88.9	$(30.9)

(1) The change is primarily due to lower quantities of products as of August 31, 2008 as compared to August 31, 2007.

(2) The change is primarily due to a 27.8 percent decrease in the hundredweight of sugar inventory as of November 30, 2008 as compared to November 30, 2007 partially offset by an 11.5 percent increase in the per hundredweight net realizable value of sugar inventory along with higher quantities and per ton net realizable value of pulp inventory as of November 30, 2008 as compared to November 30, 2007.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of this year, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar increased $16.4 million for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007.

•                  Factory operating costs increased $3.8 million for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007, primarily due to higher costs associated with coke, limerock and chemicals.

Selling, general and administrative expenses increased $5.4 million for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007.  Selling expenses increased $6.3 million primarily due to the increased freight and packaging costs for sugar partially offset by lower freight costs for pulp and molasses resulting from lower sales volumes.  General and administrative expenses decreased $ .9 million due to general cost decreases.

Total Other Income increased $4.3 million for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007.  This was due primarily to the receipt of $4.8 million in November 2008 related to a legal settlement.

Non-member business activities resulted in a gain of $ .3 million for the three months ended November 30, 2008 as compared to a gain of $1.7 million for the three months ended November 30, 2007.  The decrease was primarily related to the reduced earnings of Sidney Sugars and reduced income from the activities of ProGold.

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

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  This agreement requires the Company, among other conditions, to pay a penalty of $185,000 and to develop and implement Hydrogen Sulfide Management Strategies at each of the Minnesota factories.  As part of the Hydrogen Sulfide Management Strategies, the Company has agreed to make certain capital expenditures over the next three years and implement specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories.  The required capital expenditures are currently estimated to be approximately $12 million.  The costs associated with operational changes are not currently known.

The Company works closely with all affected government agencies to resolve environmental issues that arise and believes they will be resolved without any adverse effect on the Company.

The Company has identified capital expenditures for environmental related projects at the Company’s factory locations of $29.0 million.

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

The Company has long-term debt availability with CoBank, ACB of $184.8 million, of which $53.3 million in loans and $70.3 million in long-term letters of credit were outstanding as of November 30, 2008.  The unused long-term line of credit as of November 30, 2008, was $61.2 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2008, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $3.6 million from a private placement of Senior Notes that occurred in January of 2003; $70.4 million from seven separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $ .8 million.

The Company also has a seasonal line of credit with a consortium of lenders led by CoBank, ACB of $345.0 million, against which there was a $144.0 million outstanding balance as of November 30, 2008 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of November 30, 2008.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $30.5 million was outstanding as of November 30, 2008.  The Company had $2.1 million of short-term letters of credit outstanding as of November 30, 2008.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of November 30, 2008, was $169.4 million.  In addition, the Company had an outstanding non-recourse loan with the CCC, as of November 30, 2008, of approximately $51.0 million, against which 2.2 million hundredweight of sugar was pledged as collateral.

The Company had outstanding purchase commitments totaling $3.3 million as of November 30, 2008, for equipment and construction contracts related to various capital and maintenance projects.

The liquidity changes that have occurred in the Company’s financial statements from August 31, 2008, to November 30, 2008, were primarily due to normal business seasonality.  The first three months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the startup of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $200.7 million for the three months ended November 30, 2008, as compared to $210.7 million for the three months ended November 30, 2007.  This decrease in the use of cash of $10.0 million was primarily the result of the following:

•                  Changes in the Amount Due Growers of $10.0 million were due to a higher final total grower payment last year and a higher estimated per ton member grower payment this year as compared to last year at this time. These were partially offset by a reduction in the current year’s total estimated grower payment due to a reduction in tons harvested.

•                  Changes in Advances to Related Parties of $5.2 million were due primarily to the timing of the cash requirements of our marketing agents.

•                  Changes in Accounts Payable of $4.5 million and changes in Other Liabilities of $4.4 million were due to a higher beginning of the year balance last year resulting from an early campaign start-up in August.

•                  Changes in inventories of $3.0 million were primarily due to a smaller increase in finished products of $9.6 million partially offset by an increased value of unprocessed sugarbeets of $5.9 million along with an increase of $ .7 million of supplies and parts inventory.

•                  Changes in Other liabilities of $4.0 million were due primarily to normal accruals and the timing of payments against those accruals.

•                  The above changes were partially offset by the change in Accounts Receivable of $15.8 million due to increased collections last year on a larger beginning of the year receivable balance resulting from increased sales.

The net cash used in investing activities was $5.6 million for the three months ended November 30, 2008, as compared to $11.6 million for the three months ended November 30, 2007.  The decrease of $6.0 million was primarily related to decreased purchases of property and equipment of $4.2 million.

The net cash provided by financing activities was $206.3 million for the three months ended November 30, 2008, as compared to $222.4 million for the three months ended November 30, 2007.  This decrease of $16.1 million was primarily due to decreased proceeds from short-term debt of $15.4 million, decreased proceeds from long-term debt of $3.1 million, distributions to Minority Interest of $3.1 million partially offset by decreased payments on long term debt of $5.6 million.

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Company’s 2008 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November 2008 with its shareholders from the five geographical districts where the Company’s Red River Valley factories are located.

At the Drayton Factory District Meeting held on November 10, 2008, the shareholders re-elected Robert M. Green as a director. He received 106 of the 107 votes cast.  His new three-year term begins on December 5, 2008 and expires in December 2011.  William Baldwin and Neil C. Widner will continue as directors for the Drayton Factory District.

At the East Grand Forks Factory District Meeting held on November 11, 2008, the shareholders re-elected Brian R. Erickson as a director. He received all of the 100 votes cast with one abstention and one spoiled ballot.  His new three-year term begins on December 5, 2008 and expires in December 2011.  John F. Gudajtes and Curtis E. Haugen will continue as directors for the East Grand Forks Factory District.

At the Hillsboro Factory District Meeting held on November 12, 2008, the shareholders re-elected John Brainard as a director. He received all of the 44 votes cast.  His new three-year term begins on December 5, 2008 and expires in December 2011.  Francis L. Kritzberger and Jeff D. McInnes will continue as directors for the Hillsboro Factory District.

At the Crookston Factory District Meeting held on November 12, 2008, the shareholders elected Donald Andringa as a director. He received 50 of the 69 votes cast.  His three-year term begins December 5, 2008 and expires in December 2011.  Mr. Andringa is 54 years old and has been a sugarbeet farmer for 35 years with his farming operations near Crookston, Minnesota.  Mr. Andringa currently serves on the Board of Directors of the Red River Valley Farmers Insurance Pool and the Advisory Board for the University of Minnesota-Crookston Northwest Research and Outreach Center.  Mr. Andringa previously served on Board of Directors of the Crookston Factory District Grower Association, the Red River Valley Sugarbeet Growers Association’s Executive Committee and the American Sugarbeet Growers Association Board of Directors.  Mr. Andringa replaces Ronald E. Reitmeier who was unable to stand for re-election due to the provisions of the Company Bylaws which prohibit a person from serving more than four consecutive terms as a director.  Curtis Knutson and Steve Williams will continue as directors for the Crookston Factory District.

At the Moorhead Factory District Meeting held on November 13, 2008, the shareholders elected Dale Kuehl as a director. He received 56 of the 58 votes cast.  His three-year term begins December 5, 2008 and expires in December 2011.  Mr. Kuehl is 51 years old and has been a sugarbeet farmer for 33 years with his farming operations near Glydon, Minnesota.  Mr. Kuehl currently serves on the American Sugarbeet Growers Association’s Board of Directors.  Mr. Kuehl previously served on the Boards of Directors of the Moorhead Factory District Grower Association, the Red River Valley Sugarbeet Growers Association, the International Sugarbeet Institute and the Red River Valley Coop Power Association.  Mr. Kuehl replaces Michael A. Astrup who was unable to stand for re-election due to the provisions of the Company Bylaws which prohibit a person from serving more than four consecutive terms as a director.  Richard Borgen and William A. Hejl will continue as directors for the Moorhead Factory District.

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.6	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.7	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.8	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

++10.9	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.10	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006

10.11	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.12	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.13	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended May 31, 2007

10.14	Fourth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 25, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.15	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.16	Commitment and Acceptance Agreement between the Registrant and CoBank, ACB dated November 6, 2007	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended November 30, 2007

10.17	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.18	Fifth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 23, 2008.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.19	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Filed herewith electronically

++10.20	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Filed herewith electronically

++10.21	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 14, 2009	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer