Form 10-Q
period 2009-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2009-04-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 7, 2009
$10 Par Value	2,784

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 28	February 29	August 31
	2009	2008	2008*
Current Assets:
Cash and Cash Equivalents	$129	$3,873	$128
Receivables:
Trade	51,523	60,850	66,149
Members	20	3	2,535
Other	5,707	3,641	2,767
Advances to Related Parties	10,483	8,967	20,391
Inventories	492,539	524,438	188,328
Prepaid Expenses	1,534	1,795	1,163

Total Current Assets	561,935	603,567	281,461

Property and Equipment:
Land and Land Improvements	63,373	58,246	60,110
Buildings	114,899	111,183	112,170
Equipment	877,658	852,107	877,113
Construction in Progress	6,655	32,337	5,322
Less Accumulated Depreciation	(727,404)	(699,281)	(703,134)

Net Property and Equipment	335,181	354,592	351,581

Net Property and Equipment Held for Lease	115,333	124,995	120,001

Other Assets:
Investments in CoBank, ACB	9,946	11,627	9,946
Investments in Marketing Cooperatives	4,247	5,781	4,152
Pension Asset	35,456	37,457	35,101
Other Assets	10,491	12,252	11,057

Total Other Assets	60,140	67,117	60,256

Total Assets	$1,072,589	$1,150,271	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	February 28	February 29	August 31
	2009	2008	2008*
Current Liabilities:
Short-Term Debt	$189,721	$240,404	$15,297
Current Maturities of Long-Term Debt	20,192	20,977	20,991
Accounts Payable	23,534	18,306	35,836
Advances Due to Related Parties	1,180	2,121	3,343
Accrued Continuing Costs	57,659	63,248	—
Other Current Liabilities	26,628	24,217	27,286
Amounts Due Growers	206,823	194,114	120,933

Total Current Liabilities	525,737	563,387	223,686

Long-Term Debt, Net of Current Maturities	139,372	157,690	157,801

Accrued Employee Benefits	34,934	38,277	33,805

Other Liabilities	8,345	9,053	6,892

Total Liabilities	708,388	768,407	422,184

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	56,963	65,662	59,839

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	29	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	149,502	151,386	174,506
Equity Retention	1,153	1,157	1,155
Accumulated Other Comprehensive Income (Loss)	(8,603)	(8,519)	(8,984)
Retained Earnings (Accumulated Deficit)	(25,378)	(18,387)	(25,965)

Total Members’ Investments	307,238	316,202	331,276

Total Liabilities and Members’ Investments	$1,072,589	$1,150,271	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28 2009	February 29 2008	February 28 2009	February 29 2008
Net Revenue	$596,644	$557,053	$273,556	$252,719

Cost of Sales	75,633	22,608	14,621	13,782

Gross Proceeds	521,011	534,445	258,935	238,937

Selling, General and Administrative Expenses	124,026	119,748	55,620	56,716
Accrued Continuing Costs	57,659	63,248	15,293	21,154

Operating Proceeds	339,326	351,449	188,022	161,067

Other Income (Expense):
Interest Income	103	336	4	22
Interest Expense, Net	(5,330)	(7,922)	(2,913)	(5,269)
Other, Net	4,489	623	(318)	110

Total Other (Expense)	(738)	(6,963)	(3,227)	(5,137)

Proceeds Before Minority Interest and Income Tax Expense	338,588	344,486	184,795	155,930

Minority Interest	(3,059)	(3,927)	(1,388)	(1,427)

Income Tax Expense	(568)	(1,943)	(374)	(772)

Net Proceeds Resulting from Member and Non-Member Business	$334,961	$338,616	$183,033	$153,731

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income	$814	$2,791	$535	$1,106
Unit Retains Declared to Members	—	—	—	—
Net Credit to Members’ Investments	814	2,791	535	1,106
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	334,147	335,825	182,498	152,625
Total	$334,961	$338,616	$183,033	$153,731

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended
	February 28 2009	February 29 2008
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$334,961	$338,616
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(334,147)	(335,825)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	35,274	36,015
Income from Equity Method Investees	(10)	(24)
Loss on the Disposition of Property and Equipment	494	21
Deferred Gain Recognition	(54)	(99)
Minority Interest Gain	3,059	3,927
Changes in Assets and Liabilities:
Receivables	14,201	20,794
Inventories	(304,211)	(307,875)
Prepaid Expenses	(372)	(559)
Non Current Pension Asset	315	(57)
Advances To/Due to Related Parties	7,745	(1,924)
Accounts Payable	(12,302)	(20,692)
Accrued Continuing Costs	57,659	63,248
Other Liabilities	1,377	(8,835)
Amounts Due Growers	85,891	50,854
Net Cash Used In Operating Activities	(110,120)	(162,415)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(13,161)	(19,796)
Purchases of Property and Equipment Held for Lease	(1,057)	(757)
Proceeds from the Sale of Property and Equipment	6	29
Changes in Other Assets	78	2,207
Net Cash Used In Investing Activities	(14,134)	(18,317)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	174,424	215,424
Proceeds from Issuance of Long-Term Debt	34,350	19,183
Long-Term Debt Repayment	(53,578)	(29,717)
Distributions to Minority Interest	(5,935)	—
Payment of Unit Retains and Equity Retention	(25,006)	(20,507)
Net Cash Provided By Financing Activities	124,255	184,383
Increase In Cash and Cash Equivalents	1	3,651
Cash and Cash Equivalents, Beginning of Year	128	222

Cash and Cash Equivalents, End of Period	$129	$3,873

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

February 28, 2009 and February 29, 2008

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

The operating results for the six months ended February 28, 2009, are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2008 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2008 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

The FASB has issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement enhances the disclosure requirements for derivatives and hedging activities.  This statement became effective for the Company in the second quarter of fiscal 2009.

The FASB has issued statement No. 141R, Business Combinations.  This statement replaces FASB Statement No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  The FASB also released FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS No. 141(R) Business Combinations. FSP No. FAS 141(R)-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. These statements become effective for the Company in fiscal 2010.  The Company does not expect that the adoption of these statements will have a material effect on the Company’s financial statements.

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

The FASB has issued FSP FAS 140-4 and FIN 46(R)-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This FSP became effective for the Company in the second quarter of Fiscal 2009.

The FASB has issued FSP FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan or other postretirement plan.  This FSP becomes effective for the

Company in Fiscal 2010.  The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	February 28	February 29	August 31
	2009	2008	2008
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$304,794	$355,985	$151,741
Unprocessed Sugarbeets	152,255	141,394	—
Maintenance Parts and Supplies	35,490	27,059	36,587

Total Inventories	$492,539	$524,438	$188,328

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4: Short-Term Debt

The Company has a seasonal line of credit with a consortium of lenders led by CoBank, ACB through August 1, 2010, of $345.0 million and a line of credit with Wells Fargo Bank for $1 million.  The Company’s commercial paper program provides short-term borrowings of up to $325 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of February 28, 2009, the Company had outstanding commercial paper of $58.3 million at an average interest rate of 1.45% and maturity dates between March 5, 2009 and March 17, 2009.  In addition, the Company had outstanding non-recourse loans with the CCC of $96.4 million, against which 4.2 million hundredweight of sugar was pledged as collateral.  The CCC loans carried an interest rate of 1.63% and maturity dates of August 31, 2009 and September 30, 2009.  The Company also had outstanding short-term debt with CoBank, ACB as of February 28, 2009 of $35.0 million at an interest rate of 1.25% and a maturity date of March 19, 2009.  The Company had $2.2 million of short-term letters of credit outstanding as of February 28, 2009.  The unused seasonal line of credit as of February 28, 2009 was $250.5 million.

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

Note 5:  Long-Term Debt

As of February 28, 2009, the Company had long-term debt availability with CoBank, ACB of $174.7 million, of which $36.3 million in loans and $70.2 million in long-term letters of credit were outstanding.  The unused long-term line of credit as of February 28, 2009, was $68.2 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2009, of $50.0 million from a private placement of Senior Notes that occurred in September of 1998; $2.9 million from a private placement of Senior Notes that occurred in January of 2003; and $70.4 million from seven separate issuances of Pollution Control and Industrial Development Revenue Bonds.

As of February 29, 2008, the Company had $55.3 million in loans outstanding with CoBank, ACB and $69.5 million in long-term letters of credit outstanding.  In addition, the Company had long-term debt outstanding, as of February 29, 2008, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $5.5 million from a private placement of Senior Notes that occurred in January of 2003; $67.1 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $ .8 million.

Note 6:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $5.2 million and $7.4 million for the six months ended February 28, 2009 and February 29, 2008, respectively and $4.1 million and $6.3 million for the three months ended February 28, 2009 and February 29, 2008, respectively.  Interest capitalized was $ .4 million and $ .7 million for the six months ended February 28, 2009 and February 29, 2008, respectively and $ .2 million and $ .3 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

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

Note 8:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 28, 2009 and February 29, 2008:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28 2009	February 29 2008	February 28 2009	February 29 2008
Service Cost	$2,099	$1,882	$1,049	$941
Interest Cost	5,337	4,076	2,668	2,038
Expected Return on Plan Assets	(7,729)	(6,483)	(3,864)	(3,241)
Amortization of Prior Service Costs	822	659	411	—
Amortization of Net Actuarial Loss	35	30	18	329
FAS 158 Measurement Date Adjustment	(113)	—	(56)	15
Net Periodic Pension Cost	$451	$164	$226	$82

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28 2009	February 29 2008	February 28 2009	February 29 2008
Service Cost	$484	$538	$242	$269
Interest Cost	944	932	472	466
Amortization of Net Actuarial Gain	(338)	(112)	(169)	(56)
Net Periodic Post-Retirement Cost	$1,090	$1,358	$545	$679

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

The Company is anticipating making contributions to the pension plans of approximately $5 million to $10 million during this fiscal year.  As of February 28, 2009, no contributions to the pension plans have been made for this fiscal year.  The Company has contributed and made benefit payments of approximately $66,000 related to the Supplemental Executive Retirement Plans during the six months ended February 28, 2009.  The Company expects to contribute and make benefit payments of approximately $124,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $454,000 related to the post-retirement plans during the six months ended February 28, 2009.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 9:  Members’ Investments

	Par Value	Shares Authorized	Shares Issued & Outstanding
Preferred Stock:
April 7, 2009	$76.77	600,000	498,570
February 28, 2009	$76.77	600,000	498,570
August 31, 2008	$76.77	600,000	498,570
February 29, 2008	$76.77	600,000	498,570

Common Stock:
April 7, 2009	$10.00	4,000	2,784
February 28, 2009	$10.00	4,000	2,803
August 31, 2008	$10.00	4,000	2,839
February 29, 2008	$10.00	4,000	2,878

Note 10: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $82.7 million and $82.2 million for the six months ended February 28, 2009 and February 29, 2008, respectively and $35.2 million and $38.9 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 28, 2009 and February 29, 2008, is shown below:

	For the Six Months Ended February 28, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$584,637	$12,007	$596,644
Gross Proceeds	$514,589	$6,422	$521,011
Depreciation and Amortization	$29,689	$5,585	$35,274
Interest Income	$102	$1	$103
Interest Expense	$5,330	$—	$5,330
Income from Equity Method Investees	$10	$—	$10
Other Income/(Expense), Net	$4,619	$(140)	$4,479
Net Proceeds	$331,777	$3,184	$334,961

Capital Expenditures	$13,161	$1,057	$14,218

	For the Six Months Ended February 29, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$544,407	$12,646	$557,053
Gross Proceeds	$526,094	$8,351	$534,445
Depreciation and Amortization	$30,458	$5,557	$36,015
Interest Income	$316	$20	$336
Interest Expense	$7,632	$290	$7,922
Income from Equity Method Investees	$24	$—	$24
Other Income/(Expense), Net	$599	$—	$599
Net Proceeds	$334,529	$4,087	$338,616

Capital Expenditures	$19,796	$757	$20,553

	For the Three Months Ended February 28, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$267,774	$5,782	$273,556
Gross Proceeds	$255,944	$2,991	$258,935
Depreciation and Amortization	$14,731	$2,791	$17,522
Interest Income	$4	$—	$4
Interest Expense	$2,913	$—	$2,913
Income from Equity Method Investees	$5	$—	$5
Other Income/(Expense), Net	$(183)	$(140)	$(323)
Net Proceeds	$181,588	$1,445	$183,033

Capital Expenditures	$8,292	$307	$8,599

	For the Three Months Ended February 29, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$246,902	$5,817	$252,719
Gross Proceeds	$235,898	$3,039	$238,937
Depreciation and Amortization	$15,279	$2,778	$18,057
Interest Income	$8	$14	$22
Interest Expense	$5,153	$116	$5,269
Income from Equity Method Investees	$10	$—	$10
Other Income/(Expense), Net	$100	$—	$100
Net Proceeds	$152,246	$1,485	$153,731

Capital Expenditures	$10,686	$107	$10,793

	As of February 28, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$335,181	$—	$335,181
Assets Held for Lease, Net	$—	$115,333	$115,333
Segment Assets	$952,803	$119,786	$1,072,589

	As of February 29, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$354,592	$—	$354,592
Assets Held for Lease, Net	$—	$124,995	$124,995
Segment Assets	$1,015,666	$134,605	$1,150,271

Note 12: Environmental Matters

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

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will be subject to either federal or state regulation under climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic market may have a competitive disadvantage with imported products.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if we are not able to pass the increased costs on to the Company’s customers.

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  As part of the stipulation agreement, the Company has agreed to make certain capital expenditures over the next three years and implement specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories.  The required capital expenditures are currently estimated to be approximately $12 million.  The costs associated with operational changes are not currently known.

The Company works closely with all affected government agencies to resolve environmental issues that arise and believes they will be resolved without any adverse effect on the Company.

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $26.0 million.

Note 13: Legal Matters

On February 11, 2009, the Ninth Circuit Court of Appeals (the Court) issued its decision in the case of Amalgamated Sugar Co, LLC v. Thomas Vilsack; Department of Agriculture, a case that involved Amalgamated Sugar’s challenge of a decision by the United States Department of Agriculture (USDA) to transfer certain sugar marketing allocations to the Company.  The Court reversed the lower court’s decision which confirmed the USDA’s transfer of the marketing allocations, and remanded the case back to the lower court for further action.  The Company has appealed the Court’s decision to protect the

Company’s interests in the marketing allocations.  If the Court’s decision is implemented as it currently stands, the Company would experience a net reduction of marketing allocations of approximately 1 million CWT.  The Company does not believe that any future loss of these marketing allocations will have a material impact on the Company’s planted acres going forward, assuming average crop yield, crop quality and continued domestic consumption trends.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition for the Six Months and Three Months Ended February 28, 2009 and February 29, 2008

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

Overview

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2008 and to be processed during fiscal 2009 produced a total of 10.7 million tons of sugarbeets, or approximately 25.4 tons of sugarbeets per acre from approximately 422,000 acres.  This represents a decrease in total tons harvested of approximately 14.1 percent compared to the 2007 crop.  The sugar content of the 2008 crop is 17.6 percent as compared to the 18.1 percent sugar content of the 2007 crop.  The Company expects to produce a total of approximately 30.2 million hundredweight of sugar from the 2008 crop, a decrease of approximately 17.4 percent compared to the 2007 crop.

Net Proceeds from Member and Non-Member Business for fiscal 2009 are expected to be approximately 10 percent lower than in fiscal 2008.  This decrease is primarily due to fewer tons harvested and a decline in the sugar content of the sugarbeets resulting in the decreased production of sugar and agri-products. This decrease is partially offset by anticipated higher net selling prices for sugar and agri-products.

Comparison of the Six Months Ended February 28, 2009 and February 29, 2008

Revenue for the six months ended February 28, 2009, was $596.6 million, an increase of $39.6 million from the six months ended February 29, 2008.  The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 28, 2009, as compared to the six months ended February 29, 2008.

Product	Revenue	Selling Price	Volume
Sugar	7.4%	6.7%	0.7%
Pulp	12.5%	46.6%	-23.2%
Molasses	-53.5%	15.2%	-59.7%
CSB	18.9%	22.7%	-3.1%
Betaine	7.9%	23.8%	-12.8%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volumes of pulp and molasses sold were due in part to lower product availability resulting from a 15.0% decrease in pulp produced and a 44.9 % decrease in molasses produced in the first six months of this fiscal year as compared to same time period last fiscal year. Lower beginning inventory levels for both pulp and molasses this year as compared to prior year also contributed to the reduction in the availability of these products for sale.

Rental revenue on the ProGold operating lease was $12.0 million and $12.6 million for the six months ended February 28, 2009 and February 29, 2008, respectively.

Cost of sales for the six months ended February 28, 2009, exclusive of payments to members for sugarbeets, increased $53.0 million as compared to the six months ended February 29, 2008.  This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the six months ended February 28, 2009 was $149.6 million as compared to an increase of $196.7 million for the previous year’s six month period ended February 29, 2008 resulting in a $47.1 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Six Months Ended
(In Millions)	February 28 2009	February 29 2008	Change
Beginning Product Inventories at Net Realizable Value	$(150.6)	$(156.4)	$5.8	(1)
Ending Product Inventories at Net Realizable Value	300.2	353.1	(52.9	)(2)
Increase in the Net Realizable Value of Product Inventories	$149.6	$196.7	$(47.1)

(1) The change is primarily due to lower quantities of products as of August 31, 2008 as compared to August 31, 2007.

(2) The change is primarily due to a 29.9 percent decrease in the hundredweight of sugar inventory as of February 28, 2009 as compared to February 29, 2008 partially offset by a 15.9 percent increase in the per hundredweight net realizable value of sugar inventory along with higher quantities and per ton net realizable value of pulp inventory as of February 28, 2009 as compared to February 29, 2008.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of this year, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar increased $16.0 million for the six months ended February 28, 2009, as compared to the six months ended February 29, 2008.

•                  Factory operating costs increased $6.6 million for the six months ended February 28, 2009, as compared to the six months ended February 29, 2008, primarily due to higher costs associated with coke, limerock and chemicals.

•                  The cost recognized associated with the non-member sugarbeets decreased $18.0 million for the six months ended February 28, 2009, when compared to the six months ended February 29, 2008.  This decrease was primarily due to fewer tons of sugarbeets harvested this year.

Selling, general and administrative expenses increased $4.3 million for the six months ended February 28, 2009, as compared to the six months ended February 29, 2008.  Selling expenses increased $5.4 million primarily due to the increased freight and packaging costs for sugar partially offset by lower freight costs for pulp and molasses resulting from lower sales volumes.  General and administrative expenses decreased $1.1 million due to general cost decreases.

Interest expense decreased $2.6 million for the six months ended February 28, 2009, as compared to the six months ended February 29, 2008.  This was due to decreased short term and long term average borrowing levels and lower short term and long term average interest rates.

Total Other Income increased $3.9 million for the six months ended February 28, 2009, as compared to the six months ended February 29, 2008.  This was due primarily to the receipt of $4.8 million in November 2008 related to a legal settlement.

Non-member business activities resulted in a gain of $ .8 million for the six months ended February 28, 2009 as compared to a gain of $2.8 million for the six months ended February 29, 2008.  The decrease was primarily related to the reduced earnings of Sidney Sugars and reduced income from the activities of ProGold.

Comparison of the Three Months Ended February 28, 2009 and February 29, 2008

Revenue for the three months ended February 28, 2009, was $273.6 million, an increase of $20.8 million from the three months ended February 29, 2008.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008.

Product	Revenue	Selling Price	Volume
Sugar	3.7%	5.7%	-1.9%
Pulp	36.3%	48.7%	-8.4%
Molasses	-66.1%	32.1%	-74.4%
CSB	10.4%	18.5%	-6.8%
Betaine	11.0%	31.4%	-15.5%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volumes of pulp and molasses sold were due in part to lower product availability resulting from a 6.4% decrease in pulp produced and a 76.9 % decrease in molasses produced in the three months ended February 28, 2009 as compared to the three months ended February 29, 2008. Lower production of both pulp and molasses in the first quarter of 2009 as compared to the first quarter of 2008 also contributed to the reduction in the availability of these products for sale in the second quarter of 2009.

Rental revenue on the ProGold operating lease was $5.8 million in each of the three months ended February 28, 2009 and February 29, 2008.

Cost of sales for the three months ended February 28, 2009, exclusive of payments to members for sugarbeets, increased $ .8 million as compared to the three months ended February 29, 2008.  This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended February 28, 2009 was $91.6 million as compared to an increase of $107.8 million for the previous year’s three month period ended February 29, 2008 resulting in a $16.2 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended
(In Millions)	February 28 2009	February 29 2008	Change
Beginning Product Inventories at Net Realizable Value	$(208.6)	$(245.3)	$36.7	(1)
Ending Product Inventories at Net Realizable Value	300.2	353.1	(52.9	)(2)
Increase in the Net Realizable Value of Product Inventories	$91.6	$107.8	$(16.2)

(1) The change is primarily due to a 27.8 percent decrease in the hundredweight of sugar inventory as of November 30, 2008 as compared to November 30, 2007 partially offset by an 11.5 percent increase in the per hundredweight net realizable value of sugar inventory along with higher quantities and per ton net realizable value of pulp inventory as of November 30, 2008 as compared to November 30, 2007.

(2) The change is primarily due to a 29.9 percent decrease in the hundredweight of sugar inventory as of February 28, 2009 as compared to February 29, 2008 partially offset by a 15.9 percent increase in the per hundredweight net realizable value of sugar inventory along with higher quantities and per ton net realizable value of pulp inventory as of February 28, 2009 as compared to February 29, 2008.

•                  Factory operating costs increased $2.8 million for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008, primarily due to higher costs associated with coke and chemicals.

•                  The cost recognized associated with the non-member sugarbeets decreased $17.7 million for the three months ended February 28, 2009, when compared to the three months ended February 29, 2008.  This decrease was due to the completion of the processing campaign at the Sidney, Montana factory in the first quarter of 2009 compared to last year’s processing campaign completion in the second quarter.

Selling, general and administrative expenses decreased $1.1 million for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008.  Selling expenses decreased $ .9 million primarily due to the decreased freight and warehousing costs for sugar and lower freight costs for pulp and molasses resulting from lower sales volumes.  General and administrative expenses decreased $ .2 million due to general cost decreases.

Interest expense decreased $2.4 million for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008.  This was due to decreased short term and long term average borrowing levels and lower short term and long term average interest rates.

Non-member business activities resulted in a gain of $ .5 million for the three months ended February 28, 2009 as compared to a gain of $1.1 million for the three months ended February 29, 2008.  The decrease was primarily related to the reduced earnings of Sidney Sugars.

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

Regional and Bilateral Free Trade Agreements

Under the current administration, the United States government may continue to pursue international trade agreements.  The Company monitors the U.S. government’s international trade policy because it may lead to additional commitments to import sugar into the U.S. market.  Some of the countries who have either participated in trade agreements or are contemplated for new negotiations are major producers of sugar.  The primary agreements affecting sugar that are completed or are being negotiated, to the Company’s knowledge, include the Colombian Free Trade Agreement, Panama Free Trade Agreement, the Trans-Pacific Free Trade Agreement, the Free Trade Area of the Americas, the Association of Southeast Asian Nations, South Africa, Thailand, and others.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

The Peru Free Trade Agreement has been ratified by the U.S. Congress and it became effective on February 1, 2009.  Sugar trade with Peru is subject to a net surplus requirement.  Peru, typically a net importer, is unlikely to meet that requirement most years.  Negotiations have been completed on the U.S.-Colombian Free Trade Agreement and the U.S.-Panama Free Trade Agreement but they have not been ratified by the U.S. Congress.  The Company does not know when these trade agreements will be brought before Congress for a vote.

The Doha Round negotiations of the WTO may be pursued by the U.S. Administration and some of its international counterparts.  It is unclear at this time whether negotiations will be completed.  If the negotiations are completed, the outcome of any negotiated arrangement could have significant adverse consequences for the Company.

The U.S. sugar industry and the Company, as an influential member of such industry, recognize the potential negative impact that could result if these agreements are entered into by the United States and are taking steps to attempt to positively influence the outcome.  The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

The impact of the various trade agreements on the Company cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented.  It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders.

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

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will be subject to either federal or state regulation under climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic market may have a competitive disadvantage with imported products.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if we are not able to pass the increased costs on to the Company’s customers.

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  As part of the stipulation agreement, the Company has agreed to make certain capital expenditures over the next three years and implement specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories.  The required capital expenditures are currently estimated to be approximately $12 million.  The costs associated with operational changes are not currently known.

The Company works closely with all affected government agencies to resolve environmental issues that arise and believes they will be resolved without any adverse effect on the Company.

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $26.0 million.

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

The Company has a seasonal line of credit through August 1, 2010, with a consortium of lenders led by CoBank, ACB of $345.0 million, against which there was a $35.0 million outstanding balance as of February 28, 2009 and a line of credit with Wells Fargo Bank for $1 million, against which there was no outstanding balance as of February 28, 2009.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $58.3 million was outstanding as of February 28, 2009.  The Company had $2.2 million of short-term letters of credit outstanding as of February 28, 2009.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of February 28, 2009, was $250.5 million.  In addition, the Company had outstanding non-recourse loans with the CCC, as of February 28, 2009, of approximately $96.4 million, against which 4.2 million hundredweight of sugar was pledged as collateral.

The Company also has long-term debt availability with CoBank, ACB of $174.7 million, of which $36.3 million in loans and $70.2 million in long-term letters of credit were outstanding as of February 28, 2009.  The unused long-term line of credit as of February 28, 2009, was $68.2 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2009, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $2.9 million from a private placement of Senior Notes that occurred in January of 2003; and $70.4 million from seven separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $7.0 million as of February 28, 2009, for equipment and construction contracts related to various capital and maintenance projects.

The liquidity changes that have occurred in the Company’s financial statements from August 31, 2008, to February 28, 2009, were primarily due to normal business seasonality.  The first six months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the startup of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $110.1 million for the six months ended February 28, 2009, as compared to $162.4 million for the six months ended February 29, 2008.  This decrease in the use of cash of $52.3 million was primarily the result of the following:

•                  Changes in the Amount Due Growers of $35.0 million were due to a higher final total grower payment last year and a higher estimated per ton member grower payment this year as compared to last year at this time. These were partially offset by a reduction in the current year’s total estimated grower payment due to a reduction in tons harvested.

•                  Changes in Advances to Related Parties of $9.7 million were due primarily to the timing of the cash requirements of our marketing agents.

•                  Changes in Accounts Payable of $8.4 million and changes in Other Liabilities of $10.2 million were due to a higher beginning of the year balance last year resulting from an early campaign start-up in August.

•                  Changes in Inventories of $3.7 million were primarily due to a smaller increase in finished products of $24.9 million partially offset by an increased value of unprocessed sugarbeets of $20.1 million along with an increase of $1.1 million of supplies and parts inventory.

•                  The above changes were partially offset by the change in Accounts Receivable of $6.6 million due to increased collections last year on a larger beginning of the year receivable balance resulting from increased sales and the change in Accrued Continuing Costs of $5.6 million resulting from the difference in the timing of revenues and expenses between the two years.

The net cash used in investing activities was $14.1 million for the six months ended February 28, 2009, as compared to $18.3 million for the six months ended February 29, 2008.  The decrease of 4.2 million was due to decreased purchases of property and equipment of $6.4 million partially offset by a change in other assets of $2.2 million.

The net cash provided by financing activities was $124.3 million for the six months ended February 28, 2009, as compared to $184.4 million for the six months ended February 29, 2008.  This decrease of $60.1 million was primarily due to decreased proceeds from short-term debt of $41.0 million, increased payments on long term debt of $23.9 million, distributions to Minority Interest of $5.9 million and increased payments of unit retains of $4.5 million partially offset by increased proceeds from long-term debt of $15.2 million.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 11, 2009, the Ninth Circuit Court of Appeals (the Court) issued its decision in the case of Amalgamated Sugar Co, LLC v. Thomas Vilsack; Department of Agriculture, a case that involved Amalgamated Sugar’s challenge of a decision by the United States Department of Agriculture (USDA) to transfer certain sugar marketing allocations to the Company.  The Court reversed the lower court’s decision which confirmed the USDA’s transfer of the marketing allocations, and remanded the case back to the lower court for further action.  The Company has appealed the Court’s decision to protect the Company’s interests in the marketing allocations.  If the Court’s decision is implemented as it currently stands, the Company would experience a net reduction of marketing allocations of approximately 1 million CWT.  The Company does not believe that any future loss of these marketing allocations will have a material impact on the Company’s planted acres going forward, assuming average crop yield, crop quality and continued domestic consumption trends.

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

Our sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  We believe it is likely that industries generating GHGs, including us, will be subject to either federal or state regulation under climate change policies in the relatively near future.  These policies, if adopted, will increase our energy and other operating costs.  Depending on how these policies address imports, the domestic market may have a competitive disadvantage with imported products.  These policies could have a significant negative impact on our beet payment to shareholders if we are not able to pass the increased costs on to our customers.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.6	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.7	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.8	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

++10.9	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.10	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006

10.11	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.12	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.13	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended May 31, 2007

10.14	Fourth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 25, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.15	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.16	Commitment and Acceptance Agreement between the Registrant and CoBank, ACB dated November 6, 2007	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended November 30, 2007

10.17	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.18	Fifth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 23, 2008.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.19	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.20	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.21	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.22	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Filed herewith electronically

++10.23	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Filed herewith electronically

++10.24	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2009	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer