Form 10-Q
period 2009-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2009-07-15
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 8, 2009
$10 Par Value	2,813

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	May 31		August 31
	2009	2008	2008*
Current Assets:
Cash and Cash Equivalents	$125	$4,483	$128
Receivables:
Trade	64,850	64,994	66,149
Members	5,108	1,948	2,535
Other	281	1,069	2,767
Advances to Related Parties	14,131	13,054	20,391
Inventories	381,026	393,307	188,328
Prepaid Expenses	1,465	1,584	1,163

Total Current Assets	466,986	480,439	281,461

Property and Equipment:
Land and Land Improvements	63,259	58,292	60,110
Buildings	115,096	111,127	112,170
Equipment	877,245	870,885	877,113
Construction in Progress	13,731	19,323	5,322
Less Accumulated Depreciation	(739,588)	(710,398)	(703,134)

Net Property and Equipment	329,743	349,229	351,581

Net Property and Equipment Held for Lease	113,075	122,502	120,001

Other Assets:
Investments in CoBank, ACB	10,111	9,946	9,946
Investments in Marketing Cooperatives	4,306	5,836	4,152
Pension Asset	35,713	37,485	35,101
Other Assets	10,589	11,622	11,057

Total Other Assets	60,719	64,889	60,256

Total Assets	$970,523	$1,017,059	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2009	2008	2008*
Current Liabilities:
Short-Term Debt	$193,770	$210,134	$15,297
Current Maturities of Long-Term Debt	19,503	20,992	20,991
Accounts Payable	14,292	12,263	35,836
Advances Due to Related Parties	1,087	1,970	3,343
Accrued Continuing Costs	77,046	92,160	—
Other Current Liabilities	29,484	24,673	27,286
Amounts Due Growers	89,624	72,133	120,933

Total Current Liabilities	424,806	434,325	223,686

Long-Term Debt, Net of Current Maturities	139,012	156,879	157,801

Accrued Employee Benefits	35,091	38,875	33,805

Other Liabilities	7,621	9,737	6,892

Total Liabilities	606,530	639,816	422,184

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	55,923	61,518	59,839

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	150,577	151,289	174,506
Equity Retention	—	1,157	1,155
Accumulated Other Comprehensive Income (Loss)	(8,152)	(8,571)	(8,984)
Retained Earnings (Accumulated Deficit)	(24,919)	(18,714)	(25,965)

Total Members’ Investments	308,070	315,725	331,276

Total Liabilities and Members’ Investments	$970,523	$1,017,059	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2009	2008	2009	2008
Net Revenue	$900,215	$890,671	$303,571	$333,618

Cost of Sales	126,721	111,487	51,088	88,879

Gross Proceeds	773,494	779,184	252,483	244,739

Selling, General and Administrative Expenses	179,883	189,717	55,857	69,969
Accrued Continuing Costs	77,046	92,160	19,387	28,912

Operating Proceeds	516,565	497,307	177,239	145,858

Other Income (Expense):
Interest Income	163	349	60	13
Interest Expense, Net	(7,220)	(11,269)	(1,890)	(3,347)
Other, Net	4,356	71	(133)	(552)

Total Other (Expense)	(2,701)	(10,849)	(1,963)	(3,886)

Proceeds Before Minority Interest and Income Tax Expense	513,864	486,458	175,276	141,972

Minority Interest	(4,445)	(5,450)	(1,386)	(1,523)

Income Tax Expense	(1,046)	(1,717)	(478)	226

Net Proceeds Resulting from Member and Non-Member Business	$508,373	$479,291	$173,412	$140,675

Distributions of Net Proceeds:
Credited (Charged) to Members’ Investments:
Non-Member Business Income	$1,273	$2,464	$459	$(327)
Unit Retains Declared to Members	—	—	—	—
Net Credit (Charge) to Members’ Investments	1,273	2,464	459	(327)
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	507,100	476,827	172,953	141,002
Total	$508,373	$479,291	$173,412	$140,675

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	May 31
	2009	2008
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$508,373	$479,291
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(507,100)	(476,827)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	50,530	52,043
Income from Equity Method Investees	(28)	(30)
Loss on the Disposition of Property and Equipment	610	240
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(165)	(121)
Deferred Gain Recognition	(81)	(148)
Minority Interest Gain	4,445	5,450
Changes in Assets and Liabilities:
Receivables	1,212	17,277
Inventories	(192,698)	(176,744)
Prepaid Expenses	(300)	(399)
Non Current Pension Asset	473	(85)
Advances To/Due to Related Parties	4,004	(6,162)
Accounts Payable	(21,544)	(26,735)
Accrued Continuing Costs	77,046	92,160
Other Liabilities	3,686	(7,097)
Amounts Due Growers	(31,309)	(71,127)
Net Cash Used In Operating Activities	(102,846)	(119,014)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(20,209)	(27,230)
Purchases of Property and Equipment Held for Lease	(1,591)	(1,043)
Proceeds from the Sale of Property and Equipment	6	38
Equity Refund from CoBank, ACB	—	1,802
Changes in Other Assets	(114)	2,155
Net Cash Used In Investing Activities	(21,908)	(24,278)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	178,473	185,154
Proceeds from Issuance of Long-Term Debt	68,700	19,183
Long-Term Debt Repayment	(88,977)	(30,513)
Distributions to Minority Interest	(8,361)	(5,667)
Payment of Unit Retains and Equity Retention	(25,084)	(20,604)
Net Cash Provided By Financing Activities	124,751	147,553
Increase (Decrease) In Cash and Cash Equivalents	(3)	4,261
Cash and Cash Equivalents, Beginning of Year	128	222

Cash and Cash Equivalents, End of Period	$125	$4,483

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2009 and 2008

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

The operating results for the nine months ended May 31, 2009, are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2008 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2008 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Certain reclassifications have been made to the May 31, 2008, consolidated financial statements to conform with the May 31, 2009, presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

Note 2: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 157, Fair Value Measurements (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement became effective for the Company in the first quarter of fiscal 2009.  Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, 157-3 and 157-4. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 for the Company to the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-3 became effective October 10, 2008 for determining the fair value of a financial asset when the market for that asset is not active.  FSP 157-4, which becomes effective for the Company in the fourth quarter of fiscal 2009, provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Company does not expect that the adoption of these statements will have a material effect on the Company’s financial statements.

The FASB has issued FSP FAS 107-1 and APB 28-1.  The FSP, which becomes effective for the Company in the fourth quarter of fiscal 2009, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

The FASB has issued FSP FAS 115-2 and FAS 124-2. The FSP, which becomes effective for the Company in the fourth quarter of fiscal 2009, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

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

The FASB has issued statement No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement becomes effective for the Company in the fourth quarter of fiscal 2009.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140. This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This statement becomes effective for the Company in fiscal 2011.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued statement No. 167, Amendments to FASB Interpretation No 46(R). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement becomes effective for the Company in fiscal 2011.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This statement replaces Statement No.162 and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  This statement becomes effective for the Company for the first quarter of fiscal 2010.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	May 31 2009	May 31 2008	August 31 2008
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$346,319	$363,901	$151,741
Unprocessed Sugarbeets	—	392	—
Maintenance Parts and Supplies	34,707	29,014	36,587

Total Inventories	$381,026	$393,307	$188,328

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

As of May 31, 2009, the Company had outstanding commercial paper of $163.8 million at an average interest rate of 1.21% and maturity dates between June 1, 2009 and July 10, 2009.  The Company also had outstanding short-term debt with CoBank, ACB as of May 31, 2009 of $30.0 million at an interest rate of 1.69% and a maturity date of June 8, 2009.  The Company had $2.7 million of short-term letters of credit outstanding as of May 31, 2009.  The unused seasonal line of credit as of May 31, 2009 was $149.5 million.

As of May 31, 2008, the Company had outstanding commercial paper of $102.9 million at an average interest rate of 4.41% and maturity dates between June 4, 2008 and June 30, 2008.  The Company also had outstanding short-term debt with CoBank, ACB as of May 31, 2008 of $50.0 million at an average interest rate of 3.09% and a maturity date of June 30, 2008.  The Company had $2.1 million of short-term letters of credit outstanding as of May 31, 2008.  The unused seasonal line of credit, out of a total seasonal line of credit of $391 million, as of May 31, 2008, was $236.0 million.  In addition, the Company had an outstanding non-recourse loan with the CCC of $57.2 million, against which 2.5 million hundredweight of sugar was pledged as collateral.  The CCC loan carried an interest rate of 3.6% and a maturity date of September 30, 2008.

Note 5:  Long-Term Debt

As of May 31, 2009, the Company had long-term debt availability with CoBank, ACB of $174.6 million, of which $36.3 million in loans and $70.1 million in long-term letters of credit were outstanding.  The unused long-term line of credit as of May 31, 2009, was $68.2 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2009, of $50.0 million from a private placement of Senior Notes that occurred in September of 1998; $2.1 million from a private placement of Senior Notes that occurred in January of 2003; and $70.1 million from seven separate issuances of Pollution Control and Industrial Development Revenue Bonds.

As of May 31, 2008, the Company had long-term debt availability with CoBank, ACB of $174.8 million, of which $55.3 million in loans and $69.5 million in long-term letters of credit were outstanding.  The unused long-term line of credit as of May 31, 2008, was $50.0 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2008, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $5.0 million from a private placement of Senior Notes that occurred in January of 2003; $66.8 million from ten separate issuances of Pollution Control and Industrial Development Revenue Bonds; and a term loan with Bank of North Dakota of $ .8 million.

Note 6:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $5.9 million and $10.0 million for the nine months ended May 31, 2009 and 2008, respectively and $ .7 million and $2.6 million for the three months ended May 31, 2009 and 2008, respectively.  Interest capitalized was $ ..6 million and $ .8 million for the nine months ended May 31, 2009 and 2008, respectively and $ .2 million and $ .1 million for the three months ended May 31, 2009 and 2008, respectively.

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

Note 8:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2009 and 2008:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2009	2008	2009	2008
Service Cost	$3,148	$2,822	$1,049	$940
Interest Cost	8,005	6,115	2,668	2,039
Expected Return on Plan Assets	(11,593)	(9,724)	(3,864)	(3,241)
Amortization of Prior Service Costs	1,233	988	411	329
Amortization of Net Actuarial Loss	53	45	18	15
FAS 158 Measurement Date Adjustment	(169)	—	(56)	—
Net Periodic Pension Cost	$677	$246	$226	$82

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2009	2008	2009	2008
Service Cost	$726	$807	$242	$269
Interest Cost	1,415	1,398	472	466
Amortization of Net Actuarial Gain	(506)	(169)	(169)	(57)
Net Periodic Post-Retirement Cost	$1,635	$2,036	$545	$678

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

The Company is not anticipating making contributions to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $83,000 related to the Supplemental Executive Retirement Plans during the nine months ended May 31, 2009.  The Company expects to contribute and make benefit payments of approximately $116,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $697,000 related to the post-retirement plans during the nine months ended May 31, 2009.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 9:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding

Preferred Stock:
July 8, 2009	$76.77	600,000	498,570
May 31, 2009	$76.77	600,000	498,570
August 31, 2008	$76.77	600,000	498,570
May 31, 2008	$76.77	600,000	498,570

Common Stock:
July 8, 2009	$10.00	4,000	2,813
May 31, 2009	$10.00	4,000	2,795
August 31, 2008	$10.00	4,000	2,839
May 31, 2008	$10.00	4,000	2,838

Note 10: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $120.9 million and $131.6 million for the nine months ended May 31, 2009 and 2008, respectively and $38.2 million and $49.4 million for the three months ended May 31, 2009 and 2008, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2009 and 2008, is shown below:

	For the Nine Months Ended May 31, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$882,491	$17,724	$900,215
Gross Proceeds	$764,147	$9,347	$773,494
Depreciation and Amortization	$42,153	$8,377	$50,530
Interest Income	$161	$2	$163
Interest Expense	$7,220	$—	$7,220
Income from Equity Method Investees	$28	$—	$28
Other Income/(Expense), Net	$4,468	$(140)	$4,328
Net Proceeds	$503,746	$4,627	$508,373

Capital Expenditures	$20,209	$1,591	$21,800

	For the Nine Months Ended May 31, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$872,263	$18,408	$890,671
Gross Proceeds	$767,851	$11,333	$779,184
Depreciation and Amortization	$43,706	$8,337	$52,043
Interest Income	$314	$35	$349
Interest Expense	$11,111	$158	$11,269
Income from Equity Method Investees	$30	$—	$30
Other Income/(Expense), Net	$41	$—	$41
Net Proceeds	$473,618	$5,673	$479,291

Capital Expenditures	$27,230	$1,043	$28,273

	For the Three Months Ended May 31, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$297,854	$5,717	$303,571
Gross Proceeds	$249,558	$2,925	$252,483
Depreciation and Amortization	$12,464	$2,792	$15,256
Interest Income	$59	$1	$60
Interest Expense	$1,890	$—	$1,890
Income from Equity Method Investees	$18	$—	$18
Other Income/(Expense), Net	$(151)	$—	$(151)
Net Proceeds	$171,969	$1,443	$173,412

Capital Expenditures	$7,048	$534	$7,582

	For the Three Months Ended May 31, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$327,856	$5,762	$333,618
Gross Proceeds	$241,757	$2,982	$244,739
Depreciation and Amortization	$13,248	$2,780	$16,028
Interest Income	$(2)	$15	$13
Interest Expense	$3,479	$(132)	$3,347
Income from Equity Method Investees	$6	$—	$6
Other Income/(Expense), Net	$(558)	$—	$(558)
Net Proceeds	$139,089	$1,586	$140,675

Capital Expenditures	$7,434	$286	$7,720

	As of May 31, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$329,743	$—	$329,743
Assets Held for Lease, Net	$—	$113,075	$113,075
Segment Assets	$852,960	$117,563	$970,523

	As of May 31, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$349,229	$—	$349,229
Assets Held for Lease, Net	$—	$122,502	$122,502
Segment Assets	$890,012	$127,047	$1,017,059

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

On June 26, 2009, the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act.  This bill creates a system for regulating emissions of GHG’s and also creates a market for emission allowances or credits. It is uncertain whether the steps necessary to move this bill or similar bills through the legislative process will be completed this year.

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $27.0 million.

Note 13: Legal Matters

On February 11, 2009, the Ninth Circuit Court of Appeals (the Court) issued its decision in the case of Amalgamated Sugar Co, LLC v. Thomas Vilsack; Department of Agriculture, a case that involved Amalgamated Sugar’s challenge of a decision by the United States Department of Agriculture (USDA) to transfer certain sugar marketing allocations to the Company.  The Court reversed the lower court’s decision which confirmed the USDA’s transfer of the marketing allocations, and remanded the case back to the lower court for further action.  On May 19, 2009, the USDA announced, subject to further proceedings, that it was redistributing a portion of the Company’s sugar marketing allocations to other sugar beet processors in response to legal proceedings contesting the transfer of certain sugar marketing allocations to the Company.  To protect the Company’s interests in the marketing allocations, the Company has appealed the Court’s decision.  If the Court’s decision is implemented as it currently stands, the Company would experience a net reduction of marketing allocations of approximately 1 million CWT.  The Company does not believe that any future loss of these marketing allocations will have a material impact on the Company’s planted acres going forward, assuming average crop yield, crop quality and continued domestic consumption trends.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months and Three Months Ended May 31, 2009 and 2008

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

OVERVIEW

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2008 and to be processed during fiscal 2009 produced a total of 10.7 million tons of sugarbeets, or approximately 25.4 tons of sugarbeets per acre from approximately 422,000 acres.  This represents a decrease in total tons harvested of approximately 14.1 percent compared to the 2007 crop.  The sugar content of the 2008 crop is 17.6 percent as compared to the 18.1 percent sugar content of the 2007 crop.  The Company expects to produce a total of approximately 30.7 million hundredweight of sugar from the 2008 crop, a decrease of approximately 16.1 percent compared to the 2007 crop.

Net Proceeds from Member and Non-Member Business for fiscal 2009 are expected to be approximately 6.3 percent lower than in fiscal 2008.  This decrease is primarily due to fewer tons harvested and a decline in the sugar content of the sugarbeets resulting in the decreased production of sugar and agri-products. This decrease is partially offset by anticipated higher net selling prices for sugar and agri-products.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended May 31, 2009 and 2008

Revenue for the nine months ended May 31, 2009, was $900.2 million, an increase of $9.5 million from the nine months ended May 31, 2008.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2009, as compared to the nine months ended May 31, 2008.

Product	Revenue	Selling Price	Volume
Sugar	-0.4%	8.3%	-8.1%
Pulp	15.8%	46.5%	-21.0%
Molasses	-50.2%	20.6%	-58.7%
CSB	22.9%	20.7%	1.8%
Betaine	6.0%	27.9%	-17.1%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decrease in the volume of sugar sold reflects the impact of less product availability due to a 14.9% decline in sugar produced this year as compared to last year. The decreases in the volumes of pulp and molasses sold were due in part to lower product availability resulting from an 11.1% decrease in pulp produced and a 61.7 % decrease in molasses produced in the first nine months of this year as compared to same time period last year. Lower beginning inventory levels for both pulp and molasses this year as compared to prior year also contributed to the reduction in the availability of these products for sale.

Rental revenue on the ProGold operating lease was $17.7 million and $18.4 million for the nine months ended May 31, 2009 and 2008, respectively.

Cost of sales for the nine months ended May 31, 2009, exclusive of payments to members for sugarbeets, increased $15.2 million as compared to the nine months ended May 31, 2008.  This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the nine months ended May 31, 2009 was $194.8 million as compared to an increase of $205.0 million for the previous year’s nine month period ended May 31, 2008 resulting in a $10.2 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Nine Months Ended May 31
(In Millions)	2009	2008	Change
Beginning Product Inventories at Net Realizable Value	$(150.6)	$(156.4)	$5.8	(1)
Ending Product Inventories at Net Realizable Value	345.4	361.4	(16.0	)(2)
Increase in the Net Realizable Value of Product Inventories	$194.8	$205.0	$(10.2)

(1) The change is primarily due to lower quantities of products as of August 31, 2008 as compared to August 31, 2007.

(2) The change is primarily due to a 21.1 percent decrease in the hundredweight of sugar inventory as of May 31, 2009 as compared to May 31, 2008 partially offset by an 17.0 percent increase in the per hundredweight net realizable value of sugar inventory along with higher quantities and per ton net realizable value of pulp inventory as of May 31, 2009 as compared to May 31, 2008.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of this year, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar increased $15.7 million for the nine months ended May 31, 2009, as compared to the nine months ended May 31, 2008.

•                  Factory operating costs increased $4.0 million for the nine months ended May 31, 2009, as compared to the nine months ended May 31, 2008, primarily due to higher costs associated with coke, limerock and chemicals along with increased maintenance costs.

•                  The cost recognized associated with the non-member sugarbeets decreased $17.6 million for the nine months ended May 31, 2009, when compared to the nine months ended May 31, 2008.  This decrease was primarily due to fewer tons of non-member sugarbeets harvested this year.

•                  The cost of beet seed sold increased $4.2 million for the nine months ended May 31, 2009, when compared to the nine months ended May 31, 2008. This increase was due to higher seed processing costs along with a 75.6% increase in the volume of beet seed sold.

Selling, general and administrative expenses decreased $9.8 million for the nine months ended May 31, 2009, as compared to the nine months ended May 31, 2008.  Selling expenses decreased $9.6 million primarily due to the decreased freight and warehousing costs for sugar and lower freight costs for pulp and molasses resulting from lower sales volumes.  General and administrative expenses decreased $.2 million due to general cost decreases.

Interest expense decreased $4.0 million for the nine months ended May 31, 2009, as compared to the nine months ended May 31, 2008.  This was primarily due to decreased short term and long term average borrowing levels and lower short term and long term average interest rates.

Other income, net increased $4.3 million for the nine months ended May 31, 2009, as compared to the nine months ended May 31, 2008.  This was due primarily to the receipt of $4.8 million in November 2008 related to a legal settlement.

Non-member business activities resulted in a gain of $1.3 million for the nine months ended May 31, 2009 as compared to a gain of $2.5 million for the nine months ended May 31, 2008.  The decrease was primarily related to the reduced earnings of Sidney Sugars and reduced income from the activities of ProGold.

Comparison of the Three Months Ended May 31, 2009 and 2008

Revenue for the three months ended May 31, 2009, was $303.6 million, a decrease of $30.0 million from the three months ended May 31, 2008.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2009, as compared to the three months ended May 31, 2008.

Product	Revenue	Selling Price	Volume
Sugar	-13.2%	11.1%	-21.9%
Pulp	21.9%	45.7%	-16.3%
Molasses	-43.8%	30.1%	-56.8%
CSB	32.8%	16.6%	13.8%
Betaine	2.5%	38.8%	-26.2%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decrease in the volume of sugar sold reflects the impact of less product availability due to an 8.6% decline in sugar produced during the third quarter of this year as compared to the same period last year and a 14.9% decline in sugar produced during the first three quarters of this year as compared to the same period last year.  The decreases in the volumes of pulp and molasses sold were due in part to lower product availability resulting from a 2.0% decrease in pulp produced and an 80.3 % decrease in molasses produced in the three months ended May 31, 2009 as compared to the three months ended May 31, 2008. Lower production of both pulp and molasses in the first two quarters of 2009 as compared to the first two quarters of 2008 also contributed to the reduction in the availability of these products for sale in the third quarter of 2009.

Rental revenue on the ProGold operating lease was $5.7 million and $5.8 million in the three months ended May 31, 2009 and 2008, respectively.

Cost of sales for the three months ended May 31, 2009, exclusive of payments to members for sugarbeets, decreased $ 37.8 million as compared to the three months ended May 31, 2008.  This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended May 31, 2009 was $45.2 million as compared to an increase of $8.3 million for the previous year’s three month period ended May 31, 2008 resulting in a $36.9 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended May 31
(In Millions)	2009	2008	Change
Beginning Product Inventories at Net Realizable Value	$(300.2)	$(353.1)	$52.9	(1)

Ending Product Inventories at Net Realizable Value	345.4	361.4	(16.0	)(2)

Increase in the Net Realizable Value of Product Inventories	$45.2	$8.3	$36.9

(1) The change is primarily due to a 29.9 percent decrease in the hundredweight of sugar inventory as of February 28, 2009 as compared to February 29, 2008 partially offset by a 15.9 percent increase in the per hundredweight net realizable value of sugar inventory along with higher quantities and per ton net realizable value of pulp inventory as of February 28, 2009 as compared to February 29, 2008.

(2) The change is primarily due to a 21.1 percent decrease in the hundredweight of sugar inventory as of May 31, 2009 as compared to May 31, 2008 partially offset by an 17.0 percent increase in the per hundredweight net realizable value of sugar inventory along with higher quantities and per ton net realizable value of pulp inventory as of May 31, 2009 as compared to May 31, 2008.

•                  Factory operating costs decreased $2.6 million for the three months ended May 31, 2009, as compared to the three months ended May 31, 2008, primarily due to lower costs associated with natural gas and purchased power partially offset by higher costs for coke and chemicals.

•                  The cost of beet seed sold increased $4.2 million for the three months ended May 31, 2009, when compared to the three months ended May 31, 2008. This increase was due to higher seed processing costs along with a 75.6% increase in the volume of beet seed sold.

Selling, general and administrative expenses decreased $14.1 million for the three months ended May 31, 2009, as compared to the three months ended May 31, 2008.  Selling expenses decreased $15.0 million primarily due to the decreased freight and warehousing costs for sugar and lower freight costs for pulp and molasses resulting from lower sales volumes.  General and administrative expenses increased $ .9 million due to general cost increases.

Interest expense decreased $1.5 million for the three months ended May 31, 2009, as compared to the three months ended May 31, 2008.  This was primarily due to decreased short term and long term average borrowing levels and lower short term and long term average interest rates.

Non-member business activities resulted in a gain of $ .5 million for the three months ended May 31, 2009 as compared to a loss of $ .3 million for the three months ended May 31, 2008.  The increase was primarily related to the activities of Sidney Sugars.

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

During the current national economic downturn and financial market instability, the Company, due to its strong financial position and relationships with its lenders, has continued to secure the necessary financing for its working capital requirements and capital expenditures.

The Company has a seasonal line of credit through August 1, 2010, with a consortium of lenders led by CoBank, ACB of $345.0 million, against which there was a $30.0 million outstanding balance as of May 31, 2009 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of May 31, 2009.  The Company’s commercial paper program provides short-term borrowings of up to $325 million of which approximately $163.8 million was outstanding as of May 31, 2009.  The Company had $2.7 million of short-term letters of credit outstanding as of May 31, 2009.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of May 31, 2009, was $149.5 million

The Company also has long-term debt availability with CoBank, ACB of $174.6 million, of which $36.3 million in loans and $70.1 million in long-term letters of credit were outstanding as of May 31, 2009.  The unused long-term line of credit as of May 31, 2009, was $68.2 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2009, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $2.1 million from a private placement of Senior Notes that occurred in January of 2003; and $70.1 million from seven separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $19.6 million as of May 31, 2009, for equipment and construction contracts related to various capital and maintenance projects.

The liquidity changes that have occurred in the Company’s financial statements from August 31, 2008, to May 31, 2009, were primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $102.8 million for the nine months ended May 31, 2009, as compared to $119.0 million for the nine months ended May 31, 2008.  This decrease in the use of cash of $16.2 million was primarily the result of the following:

•                  The decrease in cash used related to the Amount Due Growers of $39.8 million was due to a larger previous year’s final crop payment in 2008 as compared to that in 2009 along with a higher estimated per ton member grower payment this year as compared to last year at this time. These were partially offset by a reduction in the current year’s total estimated grower payment due to a reduction in tons harvested.

•                  The decrease in cash used associated with Advances to Related Parties of $10.2 million was due primarily to the timing of the cash requirements of our marketing agents.

•                  The decrease in cash used related to Accounts Payable of $5.2 million and Other Liabilities of $10.8 million was due to a higher beginning of the year balance last year resulting from an early campaign start-up in August 2007.

•                  The above changes were partially offset by less cash provided related to: Accounts Receivable of $16.1 million due to increased collections last year on a larger beginning of the year receivable balance resulting from increased sales; a $16.0 million larger increase in Inventories this year due to higher per unit net realizable values for sugar and pulp along with no beginning inventory of unprocessed sugarbeets this year; and the change in Accrued Continuing Costs of $15.1 million resulting from the difference in the timing of revenues and expenses between the two years.

The net cash used in investing activities was $21.9 million for the nine months ended May 31, 2009, as compared to $24.3 million for the nine months ended May 31, 2008.  The decrease of $2.4 million was due to decreased purchases of property and equipment of $6.5 million partially offset by a change in other assets of $2.3 million and an equity distribution from CoBank LLC in 2008 of $1.8 million.

The net cash provided by financing activities was $124.8 million for the nine months ended May 31, 2009, as compared to $147.6 million for the nine months ended May 31, 2008.  This decrease of $22.8 million was primarily due to decreased net proceeds from short-term debt of $6.7 million, increased payments on long term debt of $58.4 million, increased distributions to Minority Interest of $2.7 million and increased payments of unit retains of $4.5 million partially offset by increased proceeds from long-term debt of $49.5 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

Based on current market conditions, the Company is anticipating that the funded status of the pension plans as of August 31, 2009, will be lower than that which was determined at the previous measurement date. As a result, the Company is expecting a reduction in its Pension Asset and a corresponding reduction in Accumulated Other Comprehensive Income as of August 31, 2009.

OTHER

Food, Conservation and Energy Act of 2008

The Food, Conservation and Energy Act of 2008 (the Farm Bill) enacted in May, 2008, contains several provisions related to the domestic sugar industry aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2008 through 2012 crop years.  Generally, the Farm Bill:

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

Regional and Bilateral Free Trade Agreements

The United States government may continue to pursue international trade agreements.  The Company monitors the U.S. government’s international trade policy because it may lead to additional commitments to import sugar into the U.S. market.  Some of the countries who have either participated in trade agreements or are contemplated for new negotiations are major producers of sugar.  The primary agreements affecting sugar that are completed or are being negotiated, to the Company’s knowledge, include the Colombian Free Trade Agreement, Panama Free Trade Agreement, the Trans-Pacific Free Trade Agreement, the Association of Southeast Asian Nations, South Africa, Thailand, and others.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

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

On June 26, 2009, the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act.  This bill creates a system for regulating emissions of GHG’s and also creates a market for emission allowances or credits. It is uncertain whether the steps necessary to move this bill or similar bills through the legislative process will be completed this year.

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $27.0 million.

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

Item 4T.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 11, 2009, the Ninth Circuit Court of Appeals (the Court) issued its decision in the case of Amalgamated Sugar Co, LLC v. Thomas Vilsack; Department of Agriculture, a case that involved Amalgamated Sugar’s challenge of a decision by the United States Department of Agriculture (USDA) to transfer certain sugar marketing allocations to the Company.  The Court reversed the lower court’s decision which confirmed the USDA’s transfer of the marketing allocations, and remanded the case back to the lower court for further action.  On May 19, 2009, the USDA announced, subject to further proceedings, that it was redistributing a portion of the Company’s sugar marketing allocations to other sugar beet processors in response to legal proceedings contesting the transfer of certain sugar marketing allocations to the Company.  To protect the Company’s interests in the marketing allocations, the Company has appealed the Court’s decision.  If the Court’s decision is implemented as it currently stands, the Company would experience a net reduction of marketing allocations of approximately 1 million CWT.  The Company does not believe that any future loss of these marketing allocations will have a material impact on the Company’s planted acres going forward, assuming average crop yield, crop quality and continued domestic consumption trends.

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

On June 26, 2009, the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act.  This bill creates a system for regulating emissions of GHG’s and also creates a market for emission allowances or credits. It is uncertain whether the steps necessary to move this bill or similar bills through the legislative process will be completed this year.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Form of Member Control Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(v) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.3	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.5	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.6	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.7	Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2001.	Incorporated by reference to Exhibit 10.28 from the Company’s Form 10-Q for the quarter ended November 30, 2001

10.8	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

++10.9	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

10.10	Term and Seasonal Loan Agreements between the Registrant and CoBank, ACB dated July 31, 2006	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2006

10.11	Second Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated November 3, 2006.	Incorporated by reference to Exhibit 10.25 from the Company’s Form 10-Q for the quarter ended November 30, 2006.

++10.12	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.13	Third Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated April 2, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended May 31, 2007

10.14	Fourth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 25, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.15	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.16	Commitment and Acceptance Agreement between the Registrant and CoBank, ACB dated November 6, 2007	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended November 30, 2007

10.17	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.18	Fifth Amendment to Amended and Restated Loan Agreement between the Registrant and CoBank, ACB dated July 23, 2008.	Incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.19	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.20	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.21	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.22	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.23	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.24	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date: July 15, 2009	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer