Form 10-K
period 2009-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2009-11-04
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes  ☐ No  ☒

As of October 29, 2009, 2,812 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.                                        BUSINESS

GENERAL

The Company is a Minnesota agricultural cooperative corporation owned by approximately 2,800 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley is the largest sugarbeet growing area in the United States, forming a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  The Company’s Board of Directors establishes sugarbeet acreage planting requirements in the Red River Valley (the Red River Valley Crop) each year based on factory processing capacity, expected crop quality, government regulations and other factors.  Based on the tons of sugarbeets required to meet sugar production levels, the total authorized acres to be planted are allocated ratably to each preferred share held by the members.  The Company processed sugarbeets from approximately 408,000 acres for the 2008 crop and expects to process sugarbeets from approximately 445,000 acres for the 2009 crop.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as: molasses; sugarbeet pulp; and by-products of the molasses desugarization process, betaine and concentrated separated by-product (CSB).

The Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars), owns two sugarbeet processing facilities.  At the Sidney, Montana, facility, the Company processed non-member sugarbeets from approximately 15,000 acres for the 2008 crop and expects to process from approximately 25,000 acres for the 2009 crop.  The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer.

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

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  Total sugar sales accounted for 85.6 percent, 87.1 percent and 88.6 percent of the Company’s consolidated total revenues for the years ended August 31, 2009, 2008 and 2007, respectively.  United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2009, 87.4 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation to wholesalers and retailers under the “Crystal Sugar” and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal” trademark to United Sugars Corporation.

The majority of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed.  Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  A large proportion of the Company’s pulp production is exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 10.4 percent of the Company’s consolidated total revenues during fiscal 2009, of which export agri-product sales accounted for 4.8 percent of such revenues.  Agri-products sales accounted for 9.9 percent and 8.8 percent of the Company’s consolidated total revenues in fiscal 2008 and fiscal 2007, respectively, while agri-product export sales accounted for 4.4 percent and 3.3 percent of the Company’s total revenues in fiscal 2008 and fiscal 2007, respectively.

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

Raw Materials

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members are party to a five year contract for the 2008 through 2012 crop years which will automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow one acre of sugarbeets, subject to the planting tolerance, for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that is required to be planted for each share of Preferred Stock held by the members.  The Company’s Board of Directors set the planting tolerance for the 2009 crop year at .83 acres per share of preferred stock, with a planting tolerance of minus .03 or plus .09 (.80 minimum and .92 maximum).  Based on current market conditions and processing capacity, the Company estimates planting tolerances for the 2010 crop year and beyond will be in the range of ..80 to .85 acres per Preferred Share.  The Board of Directors and management regularly review and determine the relationship between the ownership of Preferred Stock and acreage planting.

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

Under the grower contracts, payments to members for sugarbeets must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company’s estimate of the member’s net beet payment; (ii) on or about March 31, the Company pays an amount, which combined with the November payment, equals 90 percent of the member’s estimated net beet payment; (iii) and not more than 15 days after completion and acceptance of the audit of the Company’s annual consolidated financial statements by the Board of Directors, the Company pays the remainder of the member’s net beet payment.  Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members’ sugar and agri-products in excess of related member business operating costs, as described above.

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

Seasonality

The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, the Company’s factories operate twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.  At the Sidney, Montana factory, the campaign begins in late September or early October.  Due to a reduction in acres planted by the non-member growers, the 2009 campaign at the Sidney, Montana factory lasted approximately 60 days while the 2010 campaign, due to an increase in the acres planted, is expected to last approximately 100 days.

The sales of sugar and agri-products occur ratably throughout the year with modest increases in sugar sales occurring prior to holiday seasons.

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2009 and 2008, was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States sugar consumption at approximately 204 million hundredweight for the year beginning October 1, 2008 and ending September 30, 2009.  For the same period ending September 2008, total consumption was approximately 201 million hundredweight.  Comparing the two years shows an increase in demand of approximately one percent.

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

The United States sugar industry has been subject to industry consolidation.  Today, there are fewer than 10 sugar sellers, with approximately 68 percent of United States sugar market share concentrated in the top three sellers.  The Company’s sugar production and sales represent approximately 15 percent of the total domestic market for refined sugar in 2008/2009.  The Company had the right to market, or to have marketed on its behalf, approximately 35 million hundredweight of sugar from the 2008 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 25 percent of the United States sugar market.

United is currently the second largest marketer of sugar in the United States. Main competitors in the domestic market are: The American Sugar Refining Company; Imperial Sugar Company; Cargill, Incorporated; The Amalgamated Sugar Company LLC; Michigan Sugar Company; and The Western

Sugar Cooperative.  Because sugar is a fungible commodity, competition in the United States sugar industry is primarily based upon price, customer service and reliability as a supplier.

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

The United States Department of Agriculture (USDA) has historically maintained raw and refined sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through management of a tariff rate quota system.  Currently, forty exporting countries retain guaranteed preferential access to the U.S. market under World Trade Organization (WTO) and Free Trade Agreement (FTA) rules.  Mexico’s access has been unlimited since January 1, 2008.  The Farm Bill sets a minimum overall allotment quantity for U.S. producers at no less than 85% of domestic consumption and provides a market balancing mechanism if there is an oversupply in the domestic sugar market.  If the Secretary of Agriculture determines there is an oversupply of sugar, the new market balancing mechanism requires the Secretary to divert the excess sugar from sugar producers to ethanol producers while minimizing the cost to the U.S Treasury.  Although the market balancing mechanism will provide sustainability to the sugar industry in the short term, there is no assurance that the sugar-to-ethanol program will be in place after the Farm Bill expires.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market.  The Company’s marketing allocation for the 2008 crop was set at approximately 35 million hundredweight.  The Company’s marketing allocation for the 2009 crop is also currently set at approximately 35 million hundredweight.  The Company’s allocation may reduce or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from and exports of sugar to Mexico expired on January 1, 2008.  Imports of Mexican sugar could cause material harm to the United States sugar market.  During the year ended September 30, 2008, Mexico exported approximately 13 million hundredweight of sugar into the United States.  During the year ended September 30, 2009, Mexico exported approximately 26 million hundredweight of sugar into the United States.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities.

Regional and Bilateral Free Trade Agreements

The United States government may continue to pursue international trade agreements.  The Company monitors the U.S. government’s international trade policy because it may lead to additional commitments to import sugar into the U.S. market.  Some of the countries who have either participated in trade agreements or are contemplated for new negotiations are major producers of sugar.  The primary agreements affecting sugar that are completed or are being negotiated, to the Company’s knowledge, include the Colombian Free Trade Agreement, Panama Free Trade Agreement, the Trans-Pacific Free Trade Agreement, the Association of Southeast Asian Nations, South Africa, Thailand, and others.  The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and reduce domestic sugar prices.

The Peru Free Trade Agreement has been ratified by the U.S. Congress and it became effective on February 1, 2009.  Sugar trade with Peru is subject to a net surplus producer requirement.  Peru, typically a net importer, is unlikely to meet that requirement most years.  Negotiations have been completed on the U.S.-Colombian Free Trade Agreement and the U.S.-Panama Free Trade Agreement but they have not been ratified by the U.S. Congress.  The Company does not know when these trade agreements will be brought before Congress for a vote.

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

The impact of the various trade agreements on the Company cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented.  It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in sugar selling prices, and a corresponding reduction in the beet payment to its shareholders.

Employees

As of October 1, 2009, the Company had 1,369 full-time employees, of which 1,108 were hourly and 261 were salaried.  The Company had 14 part-time employees.  In addition, the Company employs approximately 813 hourly seasonal workers, approximately 370 during the sugarbeet harvest and approximately 443 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2011 for the Red River Valley factory employees and April 30, 2012 for the Sidney, Montana, factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.  The Company considers its employee relations to be good.

Environmental Matters

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the normal course of business.  The Company works closely with all affected government agencies to resolve environmental issues that arise and believes they will be resolved without any adverse effect on the Company.

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will be subject to either federal or state regulation relating to climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if we are not able to pass the increased costs on to the Company’s customers.  On June 26, 2009, the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act.  This bill creates a system for regulating emissions of GHG’s and also creates a market for emission allowances or credits. It is uncertain whether the steps necessary to move this bill or similar bills through the legislative process will be completed this year.

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  As part of the stipulation agreement, the Company has agreed to make certain capital expenditures over the next three years and implement specified changes in operating procedures to contain hydrogen sulfide emissions at those factories.  The required capital expenditures are currently estimated to be approximately $12 million.

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $15.8 million.

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

Our Company operates in a commodity market environment.  Our strategy involves, to a substantial degree, maximizing profitability by continuing to control operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs.  These activities have included realigning and streamlining our operations and optimizing the efficiency of our production facilities.  We cannot assure that our efforts will result in our continued or increased profitability.

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

An oversupply of sugar could reduce the price of sugar and our profitability.

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

Under the current terms of the NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market.  These imports could oversupply the U.S. market and reduce the price of sugar.

The United States government has been engaged in regional and bilateral trade negotiations with countries that produce sugar.  If the United States government enters into bilateral trade agreements with sugar producing countries, the amount of sugar in the domestic sugar market could increase.  An increase in the supply of sugar could reduce the price of sugar, which would reduce our profitability.

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

Sugar is a fungible commodity with competition for sales volume based primarily upon customer service, price and reliability, though differences in proximity to various geographic markets within the United States result in differences in freight and shipping costs which in turn generally affect pricing and competitiveness.  The overall sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame.  Differences in functional properties and prices have tended to define the use of these various sweeteners.  Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks.  We cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on us or our members.  We believe that we possess the ability to compete successfully with other producers of sugar in the United States.  In spite of this competitive advantage, substitute products could reduce the demand for sugar which could lower the price of sugar, resulting in reduced profitability in the future.

Our Board of Directors authorized the planting of Roundup Ready® sugarbeets beginning with the 2008 crop.  Sugar and agri-products produced from Roundup Ready® sugarbeets have received regulatory approval in most of the countries in which we have direct or indirect sales of our products.  While the sale of sugar and agri-products from Roundup Ready® sugarbeet seed has been approved in most markets, marketing risks still exist.  United Sugars Corporation and Midwest Agri-Commodities, our sugar and agri-product marketing agents, respectively, feel they can successfully sell and distribute products from Roundup Ready® sugarbeets with minimal affect on our revenue.  However, customers’ views on the use of products from biotechnology derived crops such as Roundup Ready® sugarbeets may change over time which could negatively impact our profitability.

Our operations are sensitive to energy prices.

The prices we pay for energy related products, such as natural gas, coal and coke, have been volatile and may continue to be volatile.  We use substantial amounts of these products in our manufacturing process.  We believe that the prices for energy related products including natural gas, coal, coke and diesel fuel will continue to be volatile and higher than historical levels.  Higher energy prices may also increase the costs of many goods and services we acquire.  These higher prices may materially increase our cost of production, thus reducing our profitability.

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

A significant decrease in the quantity or quality of sugarbeets harvested due to poor weather conditions would result in higher unit operating costs and lower earnings.

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

Based on results of recent yield trials and crop results, we expect that new sugarbeet varieties may continue to result in increases in the average sugarbeet crop yields over the next five years.  As a result, we anticipate that there may continue to be a need to reduce the number of acres of sugarbeets that can be planted by each shareholder in order to match the sugarbeet crop volume to our processing and marketing capacity.  This reduction, if necessary, would be accomplished by reducing the per share planting tolerance by an amount that may be material.  Assuming there are no changes in other variables, the increased yield per acre expected to result from the continued use of the new sugarbeet varieties would allow shareholders to deliver substantially the same number of tons of sugarbeets to us from fewer acres.  Individual shareholder profitability will continue to depend on the circumstances unique to each shareholder.

On January 24, 2008, the Center for Food Safety along with other groups filed a lawsuit against the USDA regarding the decision to deregulate Roundup Ready® sugarbeets, specifically whether a full environmental impact study should have been completed.  On September 21, 2009 the U.S. District Court (Court) ruled against the USDA finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets.  The Court has determined that the USDA now needs to prepare a full Environmental Impact Statement.  The actual direct impact of the decision on sugarbeet producers and us will become more defined during the “remedy phase” of the case, which will occur over the next several months.  The Center for Food Safety has not asked the Court to prohibit planting of Roundup Ready® sugarbeets.  However, if the Court restricts planting in 2010, conventional varieties would need to be utilized which would have a negative impact on our crop yields.  Chemical manufacturers have significantly reduced planned production of conventional herbicides due to the rapid increase in planting of Roundup Ready® sugarbeets.  Weed control for conventional varieties could be difficult if there is an inadequate supply of conventional herbicides.  While we are taking precautionary measures, the risk of Roundup Ready® sugarbeet restrictions still exists and the negative financial impact to us and our members could be significant.

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

Our sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  We believe it is likely that industries generating GHGs, including us, will be subject to either federal or state regulation under climate change policies in the relatively near future.  These policies, if adopted, will increase our energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage with imported sugar.  These policies could have a significant negative impact on the beet payment to our shareholders if we are not able to pass the increased costs on to our customers.

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

On February 11, 2009, the Ninth Circuit Court of Appeals (the Court) issued its decision in the case of Amalgamated Sugar Co, LLC v. Thomas Vilsack; Department of Agriculture, a case that involved Amalgamated Sugar’s challenge of a decision by the USDA to transfer certain sugar marketing allocations to the Company.  The Court reversed the lower court’s decision which confirmed the USDA’s transfer of the marketing allocations, and remanded the case back to the lower court for further action.  On May 19, 2009, the USDA announced, subject to further proceedings, that it was redistributing a portion of the Company’s sugar marketing allocations to other sugar beet processors in response to legal proceedings contesting the transfer of certain sugar marketing allocations to the Company.  To protect the Company’s interests in the marketing allocations, the Company appealed the Court’s decision to the U.S. Supreme Court.  The U.S. Supreme Court has since denied hearing the case, essentially putting an end to the case.  As a result, the Company will experience a net reduction of marketing allocations of approximately 1 million CWT.  The Company does not believe that the loss of these marketing allocations will have a material impact on the Company’s planted acres going forward, assuming average crop yield, crop quality and continued domestic consumption trends.

Item 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2009.

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2009, the Company had 2,812 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2009	2008	2007	2006	2005

Net Revenues	$1,200,229	$1,232,832	$1,222,857	$1,005,716	$965,474
Net Proceeds (1)	$536,151	$542,693	$601,392	$445,091	$373,260
Total Assets	$761,258	$813,299	$875,315	$839,997	$774,024
Long-Term Debt, Net of Current Maturities	$143,073	$157,801	$157,974	$200,037	$216,842
Members’ Investments	$284,578	$331,276	$333,885	$323,256	$315,698
Property and Equipment Additions, net of retirements	$47,687	$45,188	$63,032	$45,453	$42,595
Working Capital	$50,482	$57,775	$36,929	$58,214	$47,514
Ratio of Long-Term Debt to Equity (2)	.50:1	.48:1	.47:1	.62:1	.69:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2009	2008	2007	2006	2005

Acres harvested	422	529	507	507	526
Tons purchased	10,707	12,465	12,845	9,628	10,217
Tons purchased per acre harvested	25.4	23.6	25.3	19.0	19.4
Sugar Content of Sugarbeets	17.6%	18.1%	18.2%	18.0%	17.8%
Sugar hundredweight
Produced	30,679	36,613	37,193	29,728	30,524
Sold, including purchased sugar	32,870	36,879	35,243	29,691	31,509
Purchased sugar sold	618	179	7	45	523
Agri-Products tons
Produced	695	849	930	717	732
Sold	672	871	898	721	761

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

(3) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (i.e., information for the fiscal year ended August 31, 2009 relates to the crop of 2008).  Crop data reflect the combined data of the Red River Valley crop and the Sidney crop.

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

The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of August 31, 2009 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2009.  The Company’s commercial paper program provides short-term borrowings of up to $320 million of which approximately $46.0 million was outstanding as of August 31, 2009.  The Company had $2.7 million of short-term letters of credit outstanding as of August 31, 2009.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2009, was $272.3 million.

The Company also has long-term debt availability through December 31, 2011, with CoBank, ACB of $174.6 million, of which $40.3 million in loans and $70.8 million in long-term letters of credit were outstanding as of August 31, 2009.  The unused long-term line of credit as of August 31, 2009, was $63.5 million.  In addition, the Company had long-term debt outstanding, as of August 31, 2009, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $1.4 million from a private placement of Senior Notes that occurred in January of 2003; and $70.1 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $5.7 million as of August 31, 2009, for equipment and construction contracts related to various capital projects.

As of August 31, 2009, Midwest had outstanding short-term debt with CoBank, ACB of $5.5 million, of which $3.2 million was guaranteed by the Company.

The net cash provided by operations was $72.1 million for the year ended August 31, 2009, as compared to $94.3 million for the year ended August 31, 2008.  This decrease in the cash provided of $22.2 million was primarily the result of the following:

•                  Reflected in the change in the net cash provided by operating activities is a net decrease of $1.2 million from the prior year which was the result of decreased revenue of $32.6 million partially offset by lower costs and expenses of $10.0 million, a reduction in the member gross beet payment of $13.6 million and an increase in unit retains withheld of $7.8 million primarily resulting from a $3.00 per ton unit retain for the 2008 crop versus a $2.00 per ton unit retain in the previous year.  These changes were primarily due to the reduction in the tons of sugarbeets harvested and products produced partially offset by increased product selling prices.

•                  The increase in cash used related to the changes in amount due growers was $11.4 million. Although the total payment due to members for sugarbeets, net of unit retains was lower in 2009, 83 percent of the total payment was issued to the growers during 2009 as compared to 78 percent of the total payment being issued to the growers during 2008.  This is due to differences between the forecasted payments due to members for sugarbeets, net of unit retains, upon which the interim payments are based, and the actual payment as determined at the end of the fiscal year.

•                  The decrease in cash provided related to the changes in accounts receivable of $11.1 million was due to increased collections in 2008 on a larger beginning of the year receivable balance resulting from increased sales volume in 2007.

•                  The decrease in cash provided related to the changes in inventories of $21.2 million is due to no beginning inventory of unprocessed sugarbeets in 2009, a 14 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2009 as compared to August 31, 2008, a 172 percent increase in the tons of pulp inventory as of August 31, 2009 as compared to August 31, 2008 and a 68 percent increase in the per ton net realizable value of pulp inventory as of August 31, 2009 as compared to August 31, 2008, offset by a 26 percent decrease in the hundredweight of sugar inventory as of August 31, 2009 as compared to August 31, 2008.

•                  The above decreases were partially offset by increases in cash provided or decreases in cash used related to changes in advances to related parties of $8.3 million due primarily to the timing of the cash requirements of our marketing agents, other liabilities of $14.6 million due to a higher beginning balance in 2008 resulting from deferred net proceeds due to an early campaign start-up in August 2007.

The net cash used in investing activities was $49.8 million for the year ended August 31, 2009, as compared to $44.8 million for the year ended August 31, 2008.  The increase of $5.0 million was primarily due to a change in other assets of $4.0 million and an equity distribution from CoBank LLC in 2008 of $1.8 million partially offset by decreased purchases of property and equipment of $ .9 million.

The net cash used for financing activities was $22.3 million for the year ended August 31, 2009, as compared to $49.5 million for the year ended August 31, 2008.  This decrease of $27.2 million was primarily due to increased net proceeds from short-term debt of $40.4 million, increased proceeds from long term debt of $74.3 million, partially offset by increased payments on long term debt of $80.8 million, increased distributions to minority interest of $2.2 million and increased payments of unit retains of $4.5 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2009:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$161,862	$18,789	$29,713	$615	$112,745
Interest on Fixed Rate L-T Debt	57,781	5,318	11,477	7,564	33,422
Purchase Obligations	11,547	8,284	3,095	112	56
Operating Lease Obligations	13,443	1,497	3,697	2,106	6,143
Other Long-Term Obligations(1)	55,170	4,608	8,033	4,364	38,165
Pension Plan Contributions(2)	4,300	4,300
Total Contractual Obligations	$304,103	$42,796	$56,015	$14,761	$190,531

(1) Accrued Employee benefits of $1.9 million with corresponding offsetting assets and requiring no future payments have been excluded from the amounts presented.  Other Long-Term Liabilities of $2.9 million, which relate to deferred revenue also requiring no future payments, have also been excluded from the table.

(2) The Company expects to make contributions of approximately $4.3 million to the defined benefit pension plans during the next fiscal year.  Contributions for future years are not known at this time and therefore are not included in the above table.  The Company expects to make contributions in the next fiscal year of approximately $99,000 related to Supplemental Executive Retirement Plans.  This amount is reflected in Other Long-Term Obligations in the above table.

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

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2009 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy – RP-2000 Mortality Table; Retirement Age – graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 8.00 percent compounded annually for funding;  Discount Rate- 6.55 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2009 were as follows: Healthcare Cost Trend - a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2009.  The rate is assumed to decline to 7.0 percent over the next five years.  For participants age 65 and older, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2009.  The rate is assumed to decline to 8.0 percent over the next five years; Discount Rate- 6.55 percent compounded annually.

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

Results of Operations

The Company’s operational results and the resulting beet payment to its members are substantially dependent on market factors, including domestic prices for refined sugar.  These factors are continuously influenced by a wide variety of market forces, including domestic sugarbeet and cane production, weather conditions and United States’ farm and trade policy, which the Company is unable to predict.

In addition, highly variable weather conditions during the growing, harvesting and processing seasons, as well as diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing.

Comparison of the Years Ended August 31, 2009 and 2008

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2008 and processed during fiscal 2009 produced a total of 10.7 million tons of sugarbeets, or approximately 25.4 tons of sugarbeets per acre from approximately 422,000 acres.  This represents a decrease in total tons harvested of approximately 14.1 percent compared to the 2007 crop.  The sugar content of the 2008 crop was 17.6 percent as compared to the 18.1 percent sugar content of the 2007 crop.  The Company produced a total of approximately 30.7 million hundredweight of sugar from the 2008 crop, a decrease of approximately 16.2 percent compared to the 2007 crop.

Revenue for the year ended August 31, 2009 was $1.2 billion, a decrease of $32.6 million from the year ended August 31, 2008.  The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2009, as compared to the year ended August 31, 2008.

Product	Revenue	Selling Price	Volume
Sugar	-4.4%	7.3%	-10.9%
Pulp	14.9%	40.4%	-18.1%
Molasses	-48.2%	21.9%	-57.5%
CSB	14.1%	17.1%	-2.5%
Betaine	-0.8%	32.1%	-24.9%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decrease in the volume of sugar sold reflects the impact of less product availability due to a 16.2 percent decline in sugar produced this year as compared to last year. The decreases in the volumes of pulp and molasses sold were due in part to lower product availability resulting from an 11.5 percent decrease in pulp produced and a 65.8 percent decrease in molasses produced this year as compared to last year. Lower beginning inventory levels for both pulp and molasses this year as compared to prior year also contributed to the reduction in the availability of these products for sale.

Cost of sales for the year ended August 31, 2009, exclusive of payments to members for sugarbeets, increased $2.8 million as compared to the year ended August 31, 2008.  This increase was primarily related to the following:

•                  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The decrease in the net realizable value of product inventories for the year ended August 31, 2009 was $13.0 million as compared to a decrease of $5.8 million for the year ended August 31, 2008 resulting in a $7.2 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2009	2008	Change
Beginning Product Inventories at Net Realizable Value	$150.6	$156.4	$(5.8	)(1)

Ending Product Inventories at Net Realizable Value	(137.6)	(150.6)	13.0	(2)

(Increase)/Decrease in the Net Realizable Value of Product Inventories	$13.0	$5.8	$7.2

(1) The change is primarily due to lower quantities of products as of August 31, 2008 as compared to August 31, 2007.

(2) The change is primarily due to a 26 percent decrease in the hundredweight of sugar inventory as of August 31, 2009 as compared to August 31, 2008 partially offset by a 14 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2009 as compared to August 31, 2008, a 172 percent increase in the tons of pulp inventory as of August 31, 2009 as compared to August 31, 2008 and a 68 percent increase in the per ton net realizable value of pulp inventory as of August 31, 2009 as compared to August 31, 2008.

•                  Factory operating costs increased $9.2 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008 primarily due to higher costs associated with coke, chemicals, operating supplies, property taxes and maintenance costs. These costs were partially offset by lower natural gas costs.

•                  An impairment loss of $11.9 million related to the property and equipment at the Sidney, Montana facility was recognized in 2008 and included in cost of sales. There was no impairment loss in 2009.

•                  The cost recognized associated with the non-member sugarbeets decreased $18.8 million for the year ended August 31, 2009, when compared to last year.  This decrease was primarily due to a 56.6 percent decrease in tons purchased.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of this year, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar increased $14.2 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008.

•                  The cost of beet seed sold increased $4.0 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008. This increase was due to higher seed processing costs along with a 93.8 percent increase in the volume of beet seed sold.

Selling, general and administrative expenses decreased $23.4 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008.  Selling expenses decreased $24.5 million primarily due to the decrease in the volumes of products sold and decreased transportation rates resulting in decreased shipping and handling expenses.  General and administrative expenses increased $ 1.1 million due to general cost increases.

Interest expense decreased $4.7 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008.  This reflects a decrease in the average borrowing levels and lower average interest rates for both short-term and long-term debt.

Other income, net increased $4.1 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008.  This was due primarily to the receipt of $4.8 million in November 2008 related to a legal settlement.

Non-member business activities resulted in a gain of $2.3 million for the year ended August 31, 2009, as compared to a loss of $4.8 million for the year ended August, 2008.  The change was primarily related to the impairment loss recognized in 2008 for Sidney Sugars Incorporated.

Payments to members for sugarbeets together with unit retains declared, decreased by $13.6 million from $547.4 million in 2008 to $533.8 million in 2009.  This decrease was primarily due to fewer tons harvested and a lower sugar content of the sugarbeets partially offset by increased product selling prices.

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

Revenue for the year ended August 31, 2008 was $1.2 billion, an increase of $10.0 million from the year ended August 31, 2007.  The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2008, as compared to the year ended August 31, 2007.

Product	Revenue	Selling Price	Volume
Sugar	-0.9%	-5.3%	4.6%
Pulp	4.5%	22.2%	-14.5%
Molasses	28.6%	0.4%	28.1%
CSB	15.2%	5.7%	9.0%
Betaine	73.4%	10.0%	57.7%

The substantial increase in the revenue and volume of betaine sold was primarily due to increased availability of saleable product resulting from a higher beginning inventory level as of September 1, 2007 as compared to the inventory level as of September 1, 2006.

Cost of sales for the year ended August 31, 2008, exclusive of payments to members for sugarbeets, increased $54.7 million as compared to the year ended August 31, 2007.  This increase was primarily related to the following:

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

(1) The change was primarily due to a 47 percent increase in the hundredweight of sugar inventory as of August 31, 2007 as compared to August 31, 2006 partially offset by a 10 percent decrease in the per hundredweight net realizable value of sugar inventory as of August 31, 2007 as compared to August 31, 2006.

(2) The change was primarily due to lower quantities of products as of August 31, 2008 as compared to August 31, 2007.

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

Selling, general and administrative expenses increased $20.8 million for the year ended August 31, 2008, as compared to the year ended August 31, 2007.  Selling expenses increased $22.6 million primarily due to the increase in the volumes of products sold and increased transportation rates resulting in increased shipping and handling expenses.  General and administrative expenses decreased $ 1.8 million due to general cost decreases.

Interest expense decreased $5.5 million for the year ended August 31, 2008, as compared to the year ended August 31, 2007.  This reflects a decrease in the average borrowing levels and lower average interest rates for both short-term and long-term debt.

Non-member business activities resulted in a loss of $4.8 million for the year ended August 31, 2008, as compared to a gain of $2.3 million for the year ended August, 2007.  The decrease was primarily related to the impairment loss for Sidney Sugars Incorporated partially offset by increased income from the activities of ProGold.

Payments to members for sugarbeets together with unit retains declared, decreased by $51.7 million from $599.1 million in 2007 to $547.4 million in 2008.  This decrease was primarily due to lower sugar selling prices and fewer tons harvested partially offset by increased agri-product selling prices.

2009 Crop and Estimated Fiscal Year 2010 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2009 sugarbeet crop.  This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2009 sugarbeet crop.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2009 is estimated to produce a total of 10.4 million tons of sugarbeets, or approximately 22.1 tons of sugarbeets per acre from approximately 469,000 acres.  This represents a decrease in total tons harvested of approximately 3.0 percent compared to the 2008 crop.  The sugar content of the 2009 crop is estimated to be 16.7 percent as compared to the 17.6 percent sugar content of the 2008 crop.  The Company expects to produce a total of approximately 28.3 million hundredweight of sugar from the 2009 crop, a decrease of approximately 7.8 percent compared to the 2008 crop.

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

Item 8.                                        FINANCIAL STATEMENTS

The consolidated financial statements of the Company for the fiscal years ended August 31, 2009, 2008 and 2007 have been audited by Eide Bailly LLP, an independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of August 31, 2009 based on these criteria.

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

PART III

Item 10.                                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of the Company consists of three directors from each of the five Red River Valley factory districts.  Directors must hold common stock of the Company or must be representatives of such shareholders belonging to the district they represent and are elected by the members of that district.  In the case of a holder of common stock who is other than a natural person, a duly appointed or elected representative of such shareholder may serve as a director.  Any holder of common stock can stand for election or be nominated from the floor at the factory district meeting where elections are held.  The directors were elected to serve three-year terms expiring in December of the years indicated in the table below.  One director is elected each year from each Red River Valley factory district.  A director cannot serve more than four consecutive three-year terms.

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires December

Francis L. Kritzberger (Chairman) RR 1, Box 22 Hillsboro, ND 58045	64	Hillsboro	1996	2009

Neil C. Widner (Vice-Chairman) PO Box 47 Stephen, MN 56757	58	Drayton	2000	2009

Donald S. Andringa 422 4th Avenue NE Crookston, MN 56716	55	Crookston	2008	2011

William Baldwin 8244 144th Ave. NE St Thomas, ND 58276	63	Drayton	2004	2010

Richard Borgen 1544 Co. Highway 39 Perley, MN 56574	60	Moorhead	1997	2009

John Brainard 204 6th St. W Ada, MN 56510	49	Hillsboro	2005	2011

Brian R. Erickson 824 James Ave. SE East Grand Forks, MN 56721	61	East Grand Forks	2005	2011

Robert M. Green 220 Park St. Saint Thomas, ND 58276	55	Drayton	2005	2011

John F. Gudajtes 15363 County Road 15 Minto, ND 58261	60	East Grand Forks	2003	2009

Curtis E. Haugen 45508 300th St. NW Argyle, MN 56713	48	East Grand Forks	2001	2010

William Hejl 15560 28th St. SE Amenia, ND 58004	54	Moorhead	2007	2010

Curtis Knutson 35545 290th St. SW Fisher, MN 56723	51	Crookston	2007	2010

Dale Kuehl 12213 12th Avenue South Glyndon, MN 56547	52	Moorhead	2008	2011

Jeff D. McInnes 16485 6th Street SE Hillsboro, ND 58045	52	Hillsboro	2001	2010

Steve Williams 515 Thompson Ave. Fisher, MN 56723	58	Crookston	2006	2009

Below is the biographical information on each Director.

Francis L. Kritzberger.  Mr. Kritzberger has been a director since 1996 and has served as Chairman since 2008.  Mr. Kritzberger has previously served as a director with the Company, from July 30, 1989 until July 30, 1993.  Mr. Kritzberger has been a farmer since 1964.  Mr. Kritzberger serves on the Board of Directors of United Sugars Corporation, the Board of Directors of Midwest Agri-Commodities Company, the Board of Governors of ProGold Limited Liability Company and is also on the Board of Directors of the North Dakota Council of Cooperatives.

Neil C. Widner.  Mr. Widner has been a director since 2000 and has served as Vice-Chairman since 2007.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.  Mr. Widner serves on the Board of Directors of United Sugars Corporation, the Board of Governors of ProGold Limited Liability Company and as a director for the American Sugarbeet Growers Association.

Donald S. Andringa. Mr. Andringa was elected as a director in 2008. Mr. Andringa has been a sugarbeet farmer for 35 years with his farming operations near Crookston, Minnesota.  Mr. Andringa currently serves on the Board of Directors of the Red River Valley Farmers Insurance Pool and the

Advisory Board for the University of Minnesota-Crookston Northwest Research and Outreach Center. Mr. Andringa previously served on Board of Directors of the Crookston Factory District Grower Association, the Red River Valley Sugarbeet Growers Association’s Executive Committee and the American Sugarbeet Growers Association Board of Directors.

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

Richard Borgen.  Mr. Borgen has been a director since 1997.  Mr. Borgen has farmed east of Perley, Minnesota, since 1967 and has served as a director on the Perley Co-op Elevator Board and the Norman County West school board.

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

Robert M. Green.  Mr. Green has been a director since 2005.  Mr. Green has been a sugarbeet grower since 1976.  Mr. Green also serves as a director for the American Sugarbeet Growers Association.  Mr. Green served 12 years as a director of the Red River Valley Sugarbeet Growers Association.

John F. Gudajtes.  Mr. Gudajtes has been a director since 2003.  Mr. Gudajtes has farmed in the Minto, North Dakota area since 1967 and is the President of Gudajtes Farms.  Mr. Gudajtes is a past President of the Walsh County Historical Society.

Curtis E. Haugen.  Mr. Haugen has been a director since 2001.  Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota.  Mr. Haugen serves on the Board of Directors of United Sugars Corporation, as a director for the American Sugarbeet Growers Association and as a director and President of the Farmer’s Union Oil Company, Oslo, Minnesota.

William A. Hejl.  Mr. Hejl has been a director since 2007.  Mr. Hejl has farmed near Amenia, North Dakota since 1987.  Mr. Hejl currently serves as a director of the American Sugarbeet Growers Association and is a manager of the Rush River Water Resource District.  Mr. Hejl also served as President of the Red River Valley Sugarbeet Growers Association and as President of the World Association of Beet and Cane Growers.

Curtis Knutson.  Mr. Knutson has been a director since 2007.  Mr. Knutson has farmed near Fisher, Minnesota for 36 years.  Mr. Knutson currently serves on the Polk County Extension Board.

Dale Kuehl. Mr. Kuehl was elected as a director in 2008.  Mr. Kuehl has been a sugarbeet farmer for 33 years with his farming operations near Glyndon, Minnesota.  Mr. Kuehl currently serves on the Board of Governors of ProGold Limited Liability Company.  Mr. Kuehl previously served on the Boards of Directors of the Moorhead Factory District Grower Association, the Red River Valley Sugarbeet Growers Association, the American Sugarbeet Growers Association, the International Sugarbeet Institute and the Red River Valley Coop Power Association.

Jeff D. McInnes.  Mr. McInnes has been a director since 2001.  Mr. McInnes co-manages a 4,000 acre farming operation near Hillsboro, North Dakota.  Mr. McInnes is the founder and manager of the Basement Traders Marketing Club, a grain marketing association in Hillsboro.  Mr. McInnes serves on the Board of Governors of ProGold Limited Liability Company.

Steve Williams.  Mr. Williams has been a director since 2006.  Mr. Williams has farmed near Fisher, Minnesota since 1987.  Mr. Williams serves on the Board of Directors of the American Sugarbeet Growers Association and served as its President from 2006 to 2008.  Mr. Williams is also a director of the Sugar Association and the Halstad Cooperative Telephone Company.  Mr. Williams served as a director of the Red River Valley Sugarbeet Growers Association from 1998 to 2007, and served as its Chairman from 2003 to 2007.

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

As of August 31, 2009, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Eide Bailly LLP our audited consolidated financials statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The Audit Committee also discussed with Eide Bailly LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Eide Bailly LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding Eide Bailly LLP’s communications with the Audit Committee concerning its independence from the Company and has discussed with Eide Bailly LLP its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2009 for filing with the Commission.

On August 31, 2009, the members of the Audit Committee were John Brainard (Committee Chair), Brian R. Erickson, Robert M. Green, William A. Hejl, Dale Kuehl and Donald S. Andringa.

Company Officers

The table below lists the officers of the Company for the fiscal year covered by this report, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position
David A. Berg	55	President and Chief Executive Officer
Thomas S. Astrup	40	Vice President-Finance and Chief Financial Officer
Joseph J. Talley	49	Chief Operating Officer
Brian F. Ingulsrud	46	Vice President-Administration
Teresa A. Warne	39	Corporate Controller, Chief Accounting Officer, Assistant Secretary and Assistant Treasurer
Daniel C. Mott	50	Secretary
Samuel S. M. Wai	55	Treasurer and Assistant Secretary
Mark L. Lembke	53	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	52	Director - Economic Analysis, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	54	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	45	Treasury Operations Manager and Assistant Secretary

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

David L. Malmskog.  Mr. Malmskog was named the Company’s Assistant Secretary and Assistant Treasurer in 1998 and also currently serves as the Company’s Director-Economic Analysis.

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

Item 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis addresses the compensation paid to the individuals who served as our President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Vice President of Administration for fiscal year 2009, all of whom are identified on the Summary Compensation Table immediately following this report (Named Executive Officers).  Immediately following this compensation discussion and analysis is the Compensation Committee Report of the Board of Directors (the Committee Report).  Members of the Compensation Committee were in their role for fiscal year 2009.

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

Our management, on behalf of the Compensation Committee and Board of Directors, retained Towers Perrin, an outside compensation consultant (Compensation Consultant), to prepare market-based compensation data comparing compensation information for our Named Executive Officers with that of executive officers in our market. This analysis uses market data from published national survey sources, including Towers Perrin and Watson Wyatt.  In addition, pay data from the proxy materials from a group of comparative companies is referenced.  This group of companies, together with the survey sources, represents the market in which we believe we compete for executive talent and includes:

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

•                  OMNOVA Solutions Inc.

•                  Packaging Corporation of America

•                  Rayonier Inc.

•                  Schweitzer-Mauduit International, Inc.

•                  The Toro Company

•                  Thomas & Betts Corporation

This data was provided to the Compensation Committee in September, 2008, and was utilized to establish market based pay practices for each of the Named Executive Officer positions.

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

Elements of Compensation

The elements of compensation paid to our Named Executive Officers for 2009 are as follows:

•                  Base salary

•                  Short-term cash incentive compensation

•                  Long-term incentive compensation

•                  Retirement and other benefits

•                  Perquisites

•                  Severance for our President and Chief Executive Officer

Each of the above are more completely described below.

Base Salary

The objective of the level of base salary paid to our Named Executive Officers is to reflect individual roles and responsibilities, performance, reporting structure, and internal pay relationships with respect to market competitiveness.  All established base salaries for fiscal year 2009 for our Named Executive Officers were in accordance with our compensation philosophy described earlier in this report.

The fiscal year 2009 base salary of our President and Chief Executive Officer, Mr. Berg, was set by the Board of Directors in September, 2008 based on the comparable market data provided by our Compensation Consultant.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is designed to reward the Named Executive Officers for their individual performance and our financial performance for the most recently completed fiscal year.  Short-term cash incentive compensation is paid in cash following the close of the fiscal year.

Short-term cash incentive compensation provides an annual cash incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers who meet performance objectives.  For fiscal year 2009, our President and Chief Executive Officer had an opportunity to receive an additional 45% of his base salary, and the other Named Executive Officers had an opportunity to receive an additional 35% of their base salary, by meeting “target” performance levels.  Actual awards are determined based on the different performance levels achieved by the Named Executive Officers.  The potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 90% for outstanding performance for the Chief Executive Officer.  For our other Named Executive Officers, the potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 70% for outstanding performance.

The President and Chief Executive Officer’s performance objectives were weighted with 50% of the potential award based on our overall financial performance and 50% of the potential award based on the President and Chief Executive Officer’s individual performance objectives as established by the Board of Directors.  For the other Named Executive Officers, annual performance objectives were determined by the President and Chief Executive Officer at the beginning of fiscal year 2009, with 40% based on our overall financial performance and 60% based on the achievement of individual performance objectives, including personal effectiveness.  Our overall financial performance objectives are based on the final gross beet payment for the fiscal year and total on-farm profit.  Total on-farm profit is equal to total gross beet payment minus the product of Total Harvested Acres multiplied by On-Farm Costs per Acre.  On-Farm Cost per Acre is based on the Red River Valley Report from the Minnesota and North Dakota Farm Business Management Education Program. For fiscal year 2009, the final gross beet payment was below target and the total on-farm profit was at the outstanding performance level.

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

•                  Cost and revenue management

•                  Agricultural gold standards

•                  Beet storage excellence

•                  Balanced and maximized slice and recovery

•                  Maintenance excellence

•                  Product quality

•                  Safety

•                  Training

•                  Technology and automation

Each Named Executive Officer, based on his area of responsibility, is tasked with objectives based on our strategies.  As indicated above, Mr. Berg’s performance objectives for fiscal year 2009 were set by the Board of Directors.  The performance objectives for fiscal year 2009 for our other Named Executive Officers were set by Mr. Berg at the beginning of fiscal year 2009.

The Board of Directors rates the President and Chief Executive Officer at the end of the fiscal year with respect to his achievement of his performance objectives, and his short-term cash incentive compensation for fiscal year 2009 is based on this rating.  The President and Chief Executive Officer rates the other Named Executive Officers with respect to their individual achievement of their performance objectives and each of them receives a short-term cash incentive compensation award based on that rating.

Long-Term Incentive Compensation

Long-term incentive compensation provides an incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers as a group who meet performance objectives.  For fiscal year 2009, our President and Chief Executive Officer had an opportunity to receive an additional 40% of his base salary and the other Named Executive Officers had an opportunity to receive an additional 20% of their base salary assuming target performance levels.  Actual awards are determined based on the performance level achieved by the Named Executive Officers as a group.  The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 80% for outstanding performance for the President and Chief Executive Officer.  For our other Named Executive Officers, the potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 40% for outstanding performance.  Unlike our short-term cash incentive compensation, long-term incentive compensation awards are based on the performance level of our Named Executive Officers as a group.  Forty-five percent (45%) of the performance objectives were based on the fiscal year’s actual on-farm profit as compared to historical profit levels while the other 55% was based on an assessment made by the Board of Directors regarding achievement of specific long-term performance objectives as established by the Board of Directors. For fiscal year 2009, the total on-farm profit was at the outstanding performance level.

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

On September 23, 2009, 282.10 contract rights were granted to Named Executive Officers with respect to performance for the fiscal year ended August 31, 2009 at a value of $2,200 per contract right.  Correspondingly, the redemption value of the contract rights previously granted to the Named Executive Officers under the 1999 and 2005 Plans were increased from $1,750 to $2,200 per contract right.  Effective as of August 31, 2009, there were a total of 1,296.24 contract rights issued and outstanding to the Named Executive Officers under the 1999 and 2005 Plans, of which 716.09 were vested.

Retirement and other benefits

Retirement benefits are an important tool in achieving overall compensation objectives because they provide a financial security component and promote retention.  Our Named Executive Officers participate in our retirement plans like any other employee.  In addition, we provide a Supplemental Executive Retirement Plan (SERP) for our Named Executive Officers, which is a non-qualified defined contribution and defined benefit plan designed to replace benefits executives would have received if not for limits imposed by Code Section 401(a)(17) and 402(g).  The Named Executive Officers may elect to defer a portion of base salary by regular payroll deductions, and may also defer 100% of all short-term incentive compensation and long-term incentive compensation awards or payments related to any such awards.  All long term incentive deferrals are held in a long term incentive plan trust, all other deferrals are held in a SERP trust.  Both have seven investment options and are subject to the claims of our creditors.  The pension component of the SERP is “unfunded” with all amounts to be paid from our general assets, to the extent available, when due.

Our Named Executive Officers participate in our fully insured long-term disability program for all nonunion employees to provide income protection in the event of permanent disability.  The long-term disability plan is part of the core benefits we provide.  The long-term disability plan provides a benefit equal to 60% of base pay with a maximum monthly benefit of $10,000.  The Named Executive Officers pay tax on the value of the long-term disability premium, and as a result if they become disabled their benefit will not be taxable.  Other nonunion employees are not taxed on the value of their long-term disability premium; therefore if they become disabled their benefit will be taxable.  For the Named Executive Officers, we impute the value of the premium to provide a tax-free benefit to partially offset the impact of receiving a disability benefit less than 60% of base pay because of the $10,000 monthly benefit limitation.

Perquisites

Our Compensation Committee and the Board of Directors believe perquisites should be modest, reasonable in terms of cost, aligned with business needs and comparative to other salaried employees.  Named Executive Officers may receive some or all of the following perquisites while employed: car allowance, cell phone, minimum of 4 weeks annual vacation accrual, reimbursement for income tax preparation and executive physicals.  Additionally, the President and Chief Executive Officer is provided with a country club membership.   The above described perquisites cease upon retirement or separation of service with us.

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

Employment Agreements

We entered into an employment agreement with Mr. Berg effective March 21, 2007.  The agreement provides that Mr. Berg shall serve as an “at will” employee at the pleasure of the Board of Directors.  The agreement also includes a two-year non-compete/non-solicitation agreement with Mr. Berg.  Mr. Berg received a gross base salary for serving as President with this base salary increasing at the time Mr. Berg assumed the position of President and Chief Executive Officer.  Thereafter, the agreement grants the Board of Directors the authority to establish Mr. Berg’s base salary each year, and also provides that he may participate in other benefit plans offered to all employees.

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

Members of the Compensation Committee, all of whom are members of the Board of Directors:

Jeff D. McInnes, Chairman

John Brainard

Brian R. Erickson

John F. Gudajtes

Curtis E. Haugen

Steve Williams

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended August 31, 2009, 2008 and 2007.  The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers of the Company.

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (2)	Non-Equity Short- Term Incentive Plan Compensation (2)	Non-Equity Long- Term Incentive Plan Compensation (2),(3)	Non-Equity Long- Term Incentive Plan Compensation (2),(4)	Non-Equity Long- Term Incentive Plan Compensation (2),(5)	Change in Pension Value and Nonqualified Deferred Compensation (NQDC) Earnings (6)	All Other Compensation (7)	Total
David A. Berg - President and Chief Executive Officer (1)	2009	$508,108	$316,575	$343,354	$148,829	$87,469	$154,366	$41,311	$1,600,012
	2008	$401,169	$256,662	$244,493	$(93,112)	$59,076	$52,415	$26,052	$946,755
	2007	$278,308	$147,744	$97,089	$43,960	$69,123	$60,817	$24,705	$721,746

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	2009	$259,902	$135,638	$86,218	$113,639	$67,348	$37,373	$16,043	$716,160
	2008	$239,400	$114,792	$78,453	$(72,697)	$44,693	$6,513	$15,463	$426,617
	2007	$227,769	$123,058	$79,281	$33,990	$50,872	$23,052	$13,693	$551,715

Joseph J. Talley - Chief Operating Officer	2009	$337,662	$151,704	$112,486	$59,972	$13,225	$74,408	$30,582	$780,039
	2008	$302,800	$173,970	$99,243	$(26,797)	$27,814	$34,002	$26,957	$637,989
	2007	$267,308	$123,917	$93,242	$24,130	$24,599	$47,562	$24,762	$605,520

Brian F. Ingulsrud - Vice President-Administration	2009	$236,948	$102,617	$78,562	$59,342	$23,140	$61,841	$16,344	$578,794
	2008	$218,400	$104,723	$71,575	$(31,837)	$10,665	$11,963	$14,445	$399,934
	2007	$200,769	$108,956	$70,196	$11,507	$6,585	$28,455	$13,925	$440,393

(1)   Mr. Berg was named President in March 2007 and assumed the role as the Company’s Chief Executive officer in October 2007.

(2)   Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer compensation into the Supplemental Executive Retirement Plan (SERP).

(3)   Represents the stated value of contract rights that were earned in the fiscal year, which was the year performance targets were achieved. Contract rights vest equally over a three year period.  For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form 10-K.

(4)   Represents the change in value of the outstanding contract rights granted to the executives in prior years.  Contract rights vest equally over a three year period.  For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form 10-K.

(5)   Represents the Profit-Per-Acre payments that were earned in the fiscal year, which was the year performance targets were achieved.

(6)   Components of Change in Pension Value and NQDC Earnings. See table below for details:

Change in Pension Value and Nonqualified Deferred Compensation Earnings

Name and Principal Position	Pension (A)	SERP-(Pension) (A)	Preferential Interest on Non- Qualified Deferred Compensation (B)	Total
David A. Berg - President and Chief Executive Officer	$63,696	$89,263	$1,407	$154,366

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	$22,437	$14,581	$355	$37,373

Joseph J. Talley - Chief Operating Officer	$36,069	$31,839	$6,500	$74,408

Brian F. Ingulsrud - Vice President-Administration	$43,005	$18,764	$72	$61,841

(A) Represents the change in the present value of the accumulated benefits provided by the plan or agreement.

(B)  Interest is considered to be preferential if the rate paid to the executive exceeds 120% of the applicable long-term federal rate under the Interal Revenue Code.  Amounts reported reflect only the interest that exceeds 120% of the applicable long-term federal rate.

(7)   Includes the imputed value of Company provided life insurance and long-term disability insurance, car allowance, reimbursement of health club dues, costs of tax return preparation, costs of medical physicals, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash and flexible spending dollars into 401(k).

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

Grants of Plan-Based Awards Table

Name and Principal			Units	Estimated Future Payouts UnderNon- Equity Incentive Plan Awards - LTIP - Contract Rights (1)			Estimated Future Payouts Under Non- Equity Incentive Plan - STIP (2)			Estimated Future Payouts Under Non- Equity Incentive Plan Awards - PPA (3)
Position	Grant Date	Action Date	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
David A. Berg -President and Chief Executive Officer	8/31/2009	9/23/2009	156.07		$343,354		$0	$236,250	$472,500		$60,469

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	8/31/2009	9/23/2009	39.19		$86,218		$0	$92,271	$184,541		$15,184

Joseph J. Talley - Chief Operating Officer	8/31/2009	9/23/2009	51.13		$112,486		$0	$120,400	$240,800		$19,810

Brian F. Ingulsrud - Vice President-Administration	8/31/2009	9/23/2009	35.71		$78,562		$0	$84,112	$168,224		$13,836

(1)   The “Target” amounts represent contract rights at the 8/31/2009 stated value of $2,200 per contract right.  These rights vest to the executive over three years.  Theoretically, the minimum received for these contract rights could be $0 and there is no maximum.

(2)   The amounts indicated represent future potential payments under the Short-Term Incentive Plan (STIP) based on the executives’ salary as of August 31, 2009.

(3)   The “Target” amount represents future Profit Per Acre (PPA) annual payments that will be paid to executives upon vesting and assuming a similar beet payment and on-farm costs to that experienced in fiscal year 2009.  PPA payments are only paid on vested contract rights.  Theoretically the minimum payment could be $0 and there is no maximum.

Pension Benefits

The table below reflects information for the Named Executive Officers pertaining to the Company’s Pension Plan and the Supplemental Executive Retirement Plan.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
David A. Berg - President and Chief Executive Officer	Retirement Plan A For Employees of ACSC (2)	22	$363,076	—

	Supplemental Executive Retirement Plan (2)	22	$276,874	—

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	Retirement Plan A For Employees of ACSC (2)	15	$90,623	—

	Supplemental Executive Retirement Plan (2)	15	$35,916	—

Joseph J. Talley - Chief Operating Officer	Retirement Plan A For Employees of ACSC (2)	15	$168,083	—

	Supplemental Executive Retirement Plan (2)	15	$124,054	—

Brian F. Ingulsrud - Vice President-Administration	Retirement Plan A For Employees of ACSC (2)	18	$160,749	—

	Supplemental Executive Retirement Plan (2)	18	$26,126	—

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

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End
David A. Berg - President and Chief Executive Oficer	$11,882	$22,113	$(45,424)	—	$508,027

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	—	$5,154	$2,290	—	$62,910

Joseph J. Talley - Chief Operating Officer	$29,979	$10,188	$37,548	—	$881,239

Brian F. Ingulsrud - Vice President-Administration	—	$3,894	$527	—	$12,974

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

(3)   Preferential interest included here as well as in the NQDC column of the Summary Compensation Table are as follows: Mr. Berg - $1,407, Mr. Astrup - $355, Mr. Talley - $6,500, and Mr. Ingulsrud - $72.  Executives have the option of investing funds in an S&P 500 index fund or in a money market fund guaranteeing interest at prime as of January 2 of each calendar year.  The 2009, 2008 and 2007 calendar year rates were 3.25%, 7.25%,  and 8.25%, respectively.

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

If Mr. Berg is terminated without cause, he will be eligible for severance pay equal to two times his then current base salary.  The present value of Mr. Berg’s Supplemental Executive Retirement Plan was approximately $277,000 as of August 31, 2009.

Compensation of Directors

The Board of Directors meets monthly.  For fiscal year 2009, the Company provided its directors with compensation consisting of (i) a payment of $600 per month, (ii) a per diem payment of $300 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses associated with director responsibilities.  The Chairman of the Board of

Directors received payments of $2,100 per month and a per diem in the amount of $300 for each day spent on Company activities.  The monthly compensation paid to directors and the Chairman increases by $25 per month each fiscal year.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until the earliest of the board member’s withdrawal from the Board of Directors, the board member’s death or attainment of age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the five year Treasury bond rate.  Currently, there is one member who has elected to participate in this plan.  The amount deferred, as of August 31, 2009, was approximately $129,000.

The table below reflects director compensation for the year ended August 31, 2009.

Name	Fees Earned (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and NQDC Earnings	All Other Compensation	Total
Francis L. Kritzberger, Director, Chairman of the Board	$29,050	N/A	N/A	N/A	$29,050

Neil Widner, Director,Vice-Chairman of the Board	$31,600	N/A	N/A	N/A	$31,600

Donald S. Andringa, Director (3)	$20,700	N/A	N/A	N/A	$20,700

Michael A. Astrup, Director (2)	$63,000	N/A	N/A	N/A	$63,000

William Baldwin, Director	$26,650	N/A	N/A	N/A	$26,650

Richard Borgen, Director	$15,800	N/A	N/A	N/A	$15,800

John Brainard, Director	$17,650	N/A	N/A	N/A	$17,650

Brian Erickson, Director	$24,250	N/A	N/A	N/A	$24,250

Robert Green, Director	$28,150	N/A	N/A	N/A	$28,150

John Gudajtes, Director	$22,750	N/A	N/A	N/A	$22,750

Curtis Haugen, Director	$29,100	N/A	N/A	N/A	$29,100

William Hejl, Director	$14,650	N/A	N/A	N/A	$14,650

Curtis Knutson, Director	$24,700	N/A	N/A	N/A	$24,700

Dale Kuehl, Director (3)	$18,300	N/A	N/A	N/A	$18,300

Jeff McInnes, Director	$15,100	N/A	N/A	N/A	$15,100

Ronald Reitmeier, Director (2)	$5,800	N/A	N/A	N/A	$5,800

Steve Williams, Director	$34,450	N/A	N/A	N/A	$34,450

(1)   Consists of fees of $600 per month to Directors and $2,100 to the Chairman of the Board.  The Chairman and Directors also receive a per diem fee of $300 for each day spent on Company activities.

(2)   Term expired in December of 2008.

(3)   Term began in December of 2008.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2009 and 2008 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2009	2008
Audit Fees	$129	$133
Audit-Related Fees	36	24
Tax Fees	32	51
All Other Fees	16	—
Total	$213	$208

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2009 and fiscal 2008.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2009 and fiscal 2008.  These services included benefit plan audits.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2009 and fiscal 2008.  These services include tax return preparation, tax planning and tax research.

All Other Fees.  All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies for fiscal 2009 and fiscal 2008.  There were no other fees paid to Eide Bailly LLP for fiscal 2008.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  The Audit Committee approved all of the services and the fees billed for such services to the Company.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2009 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART III

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.             Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended August 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of August 31, 2009 and 2008

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended August 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

2.             Financial Statement Schedules

None

3.             The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)           Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2009.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ DAVID A. BERG
President and Chief Executive Officer

Dated: November 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. BERG	President and Chief Executive Officer	November 4, 2009
(Principal Executive Officer)
/s/ THOMAS S. ASTRUP	Vice President-Finance and Chief Financial	November 4, 2009
Officer (Principal Financial Officer)
/s/ TERESA A. WARNE	Corporate Controller	November 4, 2009
(Principal Accounting Officer)
/s/ FRANCIS L. KRITZBERGER	Director (Chairman)	November 4, 2009

/s/ NEIL C. WIDNER	Director (Vice-Chairman)	November 4, 2009

/s/ DONALD S. ANDRINGA	Director	November 4, 2009

/s/ WILLIAM BALDWIN	Director	November 4, 2009

/s/ RICHARD BORGEN	Director	November 4, 2009

/s/ JOHN BRAINARD	Director	November 4, 2009

/s/ BRIAN R. ERICKSON	Director	November 4, 2009

/s/ ROBERT M. GREEN	Director	November 4, 2009

/s/ JOHN F. GUDAJTES	Director	November 4, 2009

/s/ CURTIS E. HAUGEN	Director	November 4, 2009

/s/ WILLIAM A. HEJL	Director	November 4, 2009

/s/ CURTIS KNUTSON	Director	November 4, 2009

/s/ DALE KUEHL	Director	November 4, 2009

/s/ JEFF D. MCINNES	Director	November 4, 2009

/s/ STEVE WILLIAMS	Director	November 4, 2009

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2009, 2008, and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended August 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Minneapolis, Minnesota

November 4, 2009

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2009	2008	2007
Net Revenue	$1,200,229	$1,232,832	$1,222,857

Cost of Sales	405,714	402,928	348,274

Gross Proceeds	794,515	829,904	874,583

Selling, General and Administrative Expenses	244,174	267,539	246,785

Operating Proceeds	550,341	562,365	627,798

Other Income (Expense):
Interest Income	209	740	781
Interest Expense, Net	(10,058)	(14,750)	(20,281)
Other, Net	3,943	(165)	33

Total Other Expense	(5,906)	(14,175)	(19,467)

Proceeds Before Minority Interest and Income Tax Expense	544,435	548,190	608,331

Minority Interest	(6,103)	(6,896)	(5,636)

Income Tax (Expense)/Benefit	(2,181)	1,399	(1,303)

Net Proceeds Resulting from Member and Non-Member Business	$536,151	$542,693	$601,392

Distributions of Net Proceeds:
Credited/(Charged) to Members’ Investments:
Non-Member Business Income/(Loss)	$2,309	$(4,787)	$2,286
Unit Retains Declared to Members	31,024	23,260	35,705
Net Credit to Members’ Investments	33,333	18,473	37,991
Payments to Members for Sugarbeets, Net of Unit Retains Declared	502,818	524,220	563,401
Total	$536,151	$542,693	$601,392

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2009	2008
Current Assets:
Cash and Cash Equivalents	$127	$128
Receivables:
Trade	61,665	66,149
Members	4,480	2,535
Other	2,565	2,767
Advances to Related Parties	22,744	20,391
Inventories	181,311	188,328
Prepaid Expenses	864	1,163

Total Current Assets	273,756	281,461

Property and Equipment:
Land and Land Improvements	67,011	60,110
Buildings	116,907	112,170
Equipment	892,678	877,113
Construction in Progress	14,522	5,322
Less Accumulated Depreciation	(737,182)	(703,134)

Net Property and Equipment	353,936	351,581

Net Property and Equipment Held for Lease	111,015	120,001

Other Assets:
Investments in CoBank, ACB	10,111	9,946
Investments in Marketing Cooperatives	135	4,152
Pension Asset	—	35,101
Other Assets	12,305	11,057

Total Other Assets	22,551	60,256

Total Assets	$761,258	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Liabilities and Members’ Investments

	2009	2008
Current Liabilities:
Short-Term Debt	$45,989	$15,297
Current Maturities of Long-Term Debt	18,789	20,991
Accounts Payable	35,381	35,836
Advances Due to Related Parties	1,863	3,343
Other Current Liabilities	34,034	27,286
Amounts Due Growers	87,218	120,933

Total Current Liabilities	223,274	223,686

Long-Term Debt, Net of Current Maturities	143,073	157,801

Accrued Employee Benefits	46,458	33,805

Other Liabilities	8,925	6,892

Total Liabilities	421,730	422,184

Commitments and Contingencies

Minority Interest in ProGold Limited Liability Company	54,950	59,839

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	28	28
Additional Paid-In Capital	152,261	152,261
Unit Retains	181,601	174,506
Equity Retention	—	1,155
Accumulated Other Comprehensive Income (Loss)	(63,705)	(8,984)
Retained Earnings (Accumulated Deficit)	(23,882)	(25,965)

Total Members’ Investments	284,578	331,276

Total Liabilities and Members’ Investments	$761,258	$813,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

						Accumulated	Retained
			Additional			Other	Earnings		Annual
	Preferred	Common	Paid-In	Unit	Equity	Comprehensive	(Accumulated		Comprehensive
	Stock	Stock	Capital	Retains	Retention	Income (Loss)	Deficit)	Total	Income (Loss)
Balance, August 31, 2006	$38,275	$29	$152,261	$153,961	$2,694	$(500)	$(23,464)	$323,256
Non-Member Business Income	—	—	—	—	—	—	2,286	2,286	$2,286
Pension Minimum Liability Adjustment	—	—	—	—	—	500	—	500	500
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	(5,266)	—	(5,266)	(5,266)
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(3,317)	—	(3,317)	(3,317)
Forward Contract Foreign Currency Gain	—	—	—	—	—	31	—	31	31
Unit Retains Withheld from Members	—	—	—	35,705	—	—	—	35,705	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(19,303)	(7)	—	—	(19,310)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2007	38,275	29	152,261	170,363	2,687	(8,552)	(21,178)	333,885	$(5,766)
Non-Member Business Loss	—	—	—	—	—	—	(4,787)	(4,787)	$(4,787)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,317	—	1,317	1,317
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(224)	—	(224)	(224)
OCI of Equity Method Investees	—	—	—	—	—	(1,491)	—	(1,491)	(1,491)
Forward Contract Foreign Currency Loss	—	—	—	—	—	(34)	—	(34)	(34)
Unit Retains Withheld from Members	—	—	—	23,260	—	—	—	23,260	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(19,117)	(1,532)	—	—	(20,649)	—
Stock Issued, Net	—	(1)	—	—	—	—	—	(1)	—

Balance, August 31, 2008	38,275	28	152,261	174,506	1,155	(8,984)	(25,965)	331,276	$(5,219)
Non-Member Business Income	—	—	—	—	—	—	2,309	2,309	$2,309
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,644	—	1,644	1,644
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(51,624)	—	(51,624)	(51,624)
SFAS 158 Measurement Date Adjustment	—	—	—	—	—	—	(226)	(226)	(226)
OCI of Equity Method Investees	—	—	—	—	—	(4,755)	—	(4,755)	(4,755)
Forward Contract Foreign Currency Gain	—	—	—	—	—	14	—	14	14
Unit Retains Withheld from Members	—	—	—	31,024	—	—	—	31,024	—
Payments of Unit Retains and Equity Retention to Members	—	—	—	(23,929)	(1,155)	—	—	(25,084)	—
Stock Issued, Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2009	$38,275	$28	$152,261	$181,601	$—	$(63,705)	$(23,882)	$284,578	$(52,638)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2009	2008	2007
Cash Provided By (Used In) Operating Activities:
Net Proceeds Resulting from Member and Non-Member Business	$536,151	$542,693	$601,392
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(502,818)	(524,220)	(563,401)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	55,046	58,197	57,481
Impairment Loss	—	11,867	—
Income/(Loss) from Equity Method Investees	(636)	221	(333)
Loss on the Disposition of Property and Equipment	1,049	504	995
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(165)	(121)	(182)
Deferred Gain Recognition	(108)	(197)	(197)
Minority Interest in ProGold Limited Liability Company	6,103	6,896	5,636
Changes in Assets and Liabilities:
Receivables	2,741	13,837	373
Inventories	7,017	28,235	(41,802)
Prepaid Expenses	312	7	3,251
Non-Current Pension Asset/Liability	634	(113)	(3,757)
Advances To/Due to Related Parties	(3,833)	(12,126)	(2,916)
Accounts Payable	(1,399)	(173)	9,428
Other Liabilities	5,697	(8,894)	7,541
Amounts Due Growers	(33,715)	(22,327)	19,612
Net Cash Provided By Operating Activities	72,076	94,286	93,121

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(45,479)	(47,380)	(60,806)
Purchases of Property and Equipment Held for Lease	(2,331)	(1,358)	(859)
Proceeds from the Sale of Property and Equipment	18	57	88
Investments in Crystech, LLC	—	—	(1,539)
Equity Distribution from CoBank, ACB	—	1,802	1,693
Investments in Marketing Cooperatives	6	(8)	(186)
Changes in Other Assets	(1,978)	2,041	(207)
Net Cash (Used In) Investing Activities	(49,764)	(44,846)	(61,816)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	30,692	(9,683)	19,680
Proceeds from Issuance of Long-Term Debt	100,092	25,818	20,897
Long-Term Debt Repayment	(117,021)	(36,227)	(52,695)
Distributions to Minority Interest	(10,992)	(8,792)	—
Changes in Common Stock	—	(1)	—
Payment of Unit Retains and Equity Retention	(25,084)	(20,649)	(19,310)
Net Cash (Used In) Financing Activities	(22,313)	(49,534)	(31,428)
(Decrease) In Cash and Cash Equivalents	(1)	(94)	(123)
Cash and Cash Equivalents, Beginning of Year	128	222	345

Cash and Cash Equivalents, End of Year	$127	$128	$222

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of $944,000; ($2,989,000) and $2,450,000 for the years ended August 31, 2009, 2008 and 2007, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Notes to the Consolidated Financial Statements

(1) PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

Organization

American Crystal Sugar Company (Company) is a Minnesota agricultural cooperative corporation which processes and markets sugar as well as sugarbeet pulp, molasses, concentrated separated by-product (CSB), betaine (collectively, agri-products) and sugarbeet seed.  Business done with its shareholders (members) constitutes “patronage business” as defined by the Internal Revenue Code, and the net proceeds therefrom are credited to members’ investments in the form of unit retains or distributed to members in the form of payments for sugarbeets.  Members are paid the net amounts realized from the current year’s production less member operating costs determined in conformity with accounting principles generally accepted in the United States of America.

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

Certain reclassifications have been made to the August 31, 2008 and 2007, consolidated financial statements to conform with the August 31, 2009, presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

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

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An impairment loss of approximately $11.9 million was recognized in 2008.  No additional impairment was recognized in 2009.  See Note 4 to the consolidated financial statements.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.

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

Equity Retention — The Payment-In-Kind (PIK) Certificate Purchase Agreement authorizes the Company to require additional direct capital investments by members participating in the PIK program. The amount of the equity contribution is calculated per hundredweight of PIK certificates and is approximately equivalent (on a Company-wide average basis) to the unit retain declared by the Company on the corresponding year’s sugarbeet crop.  All refunds and retirements of equity retains must be approved by the Board of Directors. All remaining Equity Retentions were refunded during 2009.

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

Retained Earnings (Accumulated Deficit) - Retained earnings represents the cumulative net income (loss) resulting from non-member business, the 2009 pension measurement date adjustment and, for years prior to 1996, the difference between member income as determined for financial reporting purposes and for federal income tax reporting purposes.

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

Concentration and Sources of Labor

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by collective bargaining agreements expiring July 31, 2011 for the Red River Valley factory employees and April 30, 2012 for the Sidney, Montana, factory employees.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations. Shipping and handling costs were $159.7 million, $185.8 million and $166.0 million for the years ended August 31, 2009, 2008 and 2007, respectively.

Deferred Costs and Product Values

All costs incurred prior to the end of the Company’s fiscal year that relate to receiving and processing the subsequent year’s sugarbeet crop are deferred.  Similarly, the net realizable values of products produced prior to the end of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred.  The net result of these deferred costs and product values are recorded in the Company’s consolidated balance sheet in “Other Current Liabilities.”  There were no deferred costs and product values as of August 31, 2009 or 2008.  Deferred costs and product values were $4.1 million as of August 31, 2007.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued FASB Staff Positions (FSP) 157-2, which delays the effective date of the application of Statement No. 157, Fair Value Measurements (SFAS 157) for the Company to the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB  No. 51.  This statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  This statement becomes effective for the Company in the first quarter of fiscal 2010.  At that time, the Company will be required on a retrospective basis to report the minority interest in ProGold as a component of equity.

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

The FASB has issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820).  This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities.  This ASU provides clarification: of the measurement techniques required in circumstances in which a quoted price in an active market for the identical liability is not available; of the requirements related to restrictions that prevent a transfer of a liability; and of the requirements for certain Level 1 fair value measurement situations.  This ASU becomes effective for the Company for the first quarter of 2010.  The Company does not expect that the adoption of this ASU will have a material effect on the Company’s financial statements.

(2) RECEIVABLES:

There was no single customer attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2009 or August 31, 2008 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2009, 2008 or 2007.

(3) INVENTORIES:

The major components of inventories as of August 31, 2009 and 2008 are as follows:

(In Thousands)	2009	2008
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$138,039	$151,741
Maintenance Parts and Supplies	43,272	36,587
Total Inventories	$181,311	$188,328

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.1 million, $1.1 million and $1.2 million in 2009, 2008 and 2007, respectively.  Construction period interest capitalized was $ .4 million, $ .9 million and $ 1.1 million in 2009, 2008 and 2007, respectively. Depreciation expense was $43.1 million, $44.4 million and $43.6 million in 2009, 2008 and 2007, respectively. The Company had outstanding commitments totaling $5.7 million as of August 31, 2009, for equipment and construction contracts related to various capital projects.

In 2008, an impairment loss of $11.9 million related to property and equipment at the Sidney, Montana facility was recognized.  Sidney Sugars contracts with sugarbeet growers in the Sidney, Montana area.  The sugarbeet growers are not owners of Sidney Sugars and therefore have no requirement to grow sugarbeets on an annual basis.  Due to the high alternative crop prices compared to contracted sugarbeet prices in 2008, many growers chose to grow alternative crops.  Total harvested acres declined from approximately 35,000 acres for the 2007 crop (fiscal 2008) to approximately 15,000 acres for the 2008 crop (fiscal 2009).  The impairment loss is reflected in the Cost of Sales on the Consolidated Statements of Operations.  The property and equipment at the Sidney, Montana facility is used in the sugar segment.

As of August 31, 2009, the fair value of the property and equipment to be held and used at the Sidney, Montana facility was again determined based on numerous scenarios which were weighted according to their respective probability of occurring.  The harvested acres for the 2009 crop (fiscal 2010) have increased to approximately 25,000 acres and sugar net selling prices are higher than historical averages.  These scenarios are based on judgments regarding anticipated cash flows, future expected income/loss experience, current economic conditions and other factors.  Based on this analysis, no additional impairment of the fair value of the property and equipment was indicated.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2017.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. Depreciation expense was $11.2 million, $11.1 million and $11.1 million in 2009, 2008 and 2007, respectively.  The components of Net Property and Equipment Held for Lease as of August 31, 2009 and 2008 are shown below:

(In Thousands)	2009	2008
Land and Land Improvements	$7,937	$7,937
Buildings	41,242	41,201
Equipment	202,962	202,326
Construction in Progress	1,649	451
Less Accumulated Depreciation	(142,775)	(131,914)

Net Property and Equipment Held for Lease	$111,015	$120,001

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2010	$21,500
2011	21,500
2012	21,500
2013	21,500
2014	21,500
Thereafter	71,667

Total	$179,167

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 65 percent ownership interest and a 33 1/3 percent voting interest in United.  The investment is accounted for using the equity method.  Substantially all sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $21.6 million and $20.0 million as of August 31, 2009 and 2008, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $ .9 million, $1.0 million and $1.2 million for services provided during 2009, 2008 and 2007, respectively.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances due to Midwest of $1.9 million and $3.3 million as of August 31, 2009 and 2008, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $133,000, $141,000 and $129,000 for services provided during 2009, 2008 and 2007, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2009, Midwest had outstanding short-term debt with CoBank, ACB of $5.5 million, of which $3.2 million was guaranteed by the Company.

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

On a cumulative basis, the Company received an annual allocation of Crystech’s net income equal to 7.5 percent of the initial value of the Preferred Equity contribution by the Company.  Following is summary financial information for Crystech prior to consolidation:

(In Thousands)	For the Eight Months Ended April 30, 2007
Revenue	$9,841
Operating Expenses	8,624
Other Expenses	455
Net Income	$762

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2009 and 2008 is summarized below:

(In Thousands)	2009	2008
Term Loans from CoBank, ACB, due in varying amounts through fiscal 2012, interest at fixed rates of 3.66% to 5.69%, with senior lien on substantially all non-current assets	$40,293	$53,293
Term Loans from Insurance Companies, due in varying amounts through fiscal 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	51,429	54,286
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through fiscal 2022, interest at fixed rates of 5.40% to 5.94% and varying rates of .39% to .69% as of August 31, 2009, substantially secured by letters of credit	70,140	70,413
Term Loan from the Bank of North Dakota	—	800

Total Long-Term Debt	161,862	178,792
Less Current Maturities	(18,789)	(20,991)
Long-Term Debt, Net of Current Maturities	$143,073	$157,801

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2010	$18,789
2011	$12,022
2012	$17,412
2013	$280
2014	$300

The Company has a long-term debt line of credit through December 31, 2011, with CoBank, ACB of $174.6 million, of which $40.3 million in loans and $70.8 million in long-term letters of credit were outstanding as of August 31, 2009.  The unused long-term line of credit as of August 31, 2009 was $63.5 million.

The short-term debt outstanding as of August 31, 2009 and 2008 is summarized below:

(In Thousands)	2009	2008
Commercial Paper, at fixed interest rates of .70% to .75%, due 9/1/09 through 9/3/09	$45,989	$15,297

During the year ended August 31, 2009, the Company borrowed from CoBank, ACB, the Commodity Credit Corporation (CCC) and issued commercial paper to meet its short-term borrowing requirements.  The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of August 31, 2009 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2009.  The Company’s commercial paper program provides short-term borrowings up to $320 million of which approximately $46.0 million was outstanding as of August 31, 2009.  The Company had $2.7 million in short-term letters of credit outstanding as of August 31, 2009.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2009, was $272.3 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2009 and 2008, follow:

(In Thousands, Except Interest Rates)	2009	2008
Maximum Borrowings	$261,004	$288,355
Average Borrowing Levels	$134,945	$156,444
Average Interest Rates	1.98%	4.27%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2009, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $10.7 million, $14.9 million and $20.7 million for the years ended August 31, 2009, 2008 and 2007, respectively.

(9) OPERATING LEASES:

The Company is party to operating leases for such items as rail cars, computer hardware and vehicles.  Cargill, Incorporated has assumed responsibility for the payments on a rail car lease for the duration of that lease.  Operating lease expense was $ 2.0 million, $ .9 million and $ 2.6 million for years ended August 31, 2009, 2008 and 2007, respectively.  Future minimum payments under these obligations are as follows:

Fiscal year ending August 31, (In Thousands)
2010	$1,497
2011	1,313
2012	1,242
2013	1,142
2014	1,053
Thereafter	7,196
Total	$13,443

(10) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age, date of hire and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2009, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has non-qualified supplemental executive retirement plans for certain employees.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are not eligible for participation in the defined benefit pension plan.  These employees participate in a defined contribution plan as described later in this note.

The Investment Committee has the responsibility of managing the operations and administration of the Company’s retirement plans and trust.  The Investment Committee has an investment policy for the pension plan assets that establishes target asset allocations as shown below.  The Investment Committee is committed to diversification to reduce the risk of large losses.  To that end, the Investment Committee has adopted policies requiring that each asset class will be diversified and equity exposure will be limited to 85% of the total portfolio value. The stated goal is for each component of the plan to earn a rate of return greater than its corresponding benchmark.  Progress of the plan against its return objectives will be measured over a full market cycle.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, August 31, 2009:

Percentage of Pension Plan Assets by Asset Class as of August 31, 2009

Asset Class	Target Range	Actual Allocation
Large U.S. Stocks	20.0%-40.0%	26.1%
Small U.S. Stocks	17.5%-27.5%	23.1%
Non-U.S. Stocks	17.5%-27.5%	23.9%
U.S. Bonds	15.0%-35.0%	26.5%
Cash	0.0%-5.0%	0.4%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as, the target asset allocation of the pension portfolio.  This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2038.  The reinvestment rate for benefit cash flow occurring after 2038 was discounted back to the year 2038 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2038 and consistently applied as any other benefit cash flow during the bond matching process.

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

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2009	2008	2009	2008
Discount Rate	6.55%	7.04%	6.55%	7.04%
Expected Return on Plan Assets	8.00%	8.00%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

	Expected Benefit Payments
(In Thousands)	Pension	Post-Retirement
2010	$5,638	$785
2011	6,198	1,082
2012	6,757	1,410
2013	7,425	1,680
2014	8,099	1,974
2015-2019	52,509	13,701
Total	$86,626	$20,632

The Company expects to make contributions of approximately $4.3 million to the defined benefit pension plans during the next fiscal year.  The Company expects to make contributions in the next fiscal year of approximately $99,000 related to Supplemental Executive Retirement Plans.  The Company also expects to contribute approximately $785,000 to the post-retirement plans during the next fiscal year.

In accordance with Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) which required the Company in fiscal 2009 to change the annual measurement date of the funded status of the pension plans from May 31 to August 31, the Company has recorded a direct charge of approximately $226,000 to retained earnings representing a measurement date adjustment of 3/15ths of the pension cost for the period of June 1, 2008 to August 31, 2009.  The remaining 12/15ths of this pension cost was expensed and recognized during fiscal 2009.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2009, 2008 and 2007:

Components of Net Periodic Pension Cost

(In Thousands)	2009	2008	2007
Service Cost	$4,197	$3,763	$3,533
Interest Cost	10,673	8,154	7,907
Expected Return on Plan Assets	(15,456)	(12,965)	(10,908)
Multiple Employer Adjustment	—	—	(131)
Settlement Loss	—	242	—
Retained Earnings Measurement Date Adjustment	(226)	—	—
Amortization of Prior Service Costs	1,644	1,317	2,912
Amortization of Net (Gain) Loss	70	(199)	433
Net Periodic Pension Cost	$902	$312	$3,746

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2009	2008	2007
Service Cost	$968	$1,076	$1,102
Interest Cost	1,887	1,864	1,923
Settlement Gain	—	(5)	—
Amortization of Net (Gain) Loss	(675)	(225)	(19)
Net Periodic Post-Retirement Cost	$2,180	$2,710	$3,006

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

For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2009.  The rate is assumed to decline to 7.0 percent over the next five years.  For participants age 65 and older, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2009.  The rate is assumed to decline to 8.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$390	$(327)
Effect on the accumulated post-retirement benefit obligation	$3,311	$(2,810)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2009 and 2008 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of August 31, 2009 and 2008:

	Pension		Post-Retirement
(In Thousands)	2009	2008	2009	2008
Change in Benefit Obligation
Obligation at the Beginning of the Year	$123,703	$132,851	$27,193	$29,643
Retained Earnings Adjustment	2,974	—	—	—
Service Cost	3,358	3,763	968	1,076
Interest Cost	8,538	8,154	1,887	1,864
Plan Participant Contributions	—	—	448	464
Medicare Part D Subsidy	—	—	82	58
Settlement (Gain) Loss	—	242	—	—
Transfers	—	(1,414)	—	—
Actuarial (Gain) Loss	10,094	(11,742)	(917)	(3,855)
Benefits Paid	(6,290)	(8,151)	(933)	(2,057)
Obligation at the End of the Year	$142,377	$123,703	$28,728	$27,193

Change in Plan Assets
Fair Value at the Beginning of the Year	$156,525	$164,613	$—	$—
Retained Earnings Adjustment	3,091	—	—	—
Actual Return on Plan Assets	(29,477)	(2,186)	—	—
Plan Participant Contributions	—	—	448	464
Medicare Part D Subsidy	—	—	82	58
Transfers	—	(1,414)	—	—
Employer Contributions	124	3,663	403	1,535
Benefits Paid	(6,290)	(8,151)	(933)	(2,057)
Fair Value at the End of the Year	$123,973	$156,525	$—	$—

Funded Status
Funded Status as of August 31,	$(18,404)	$32,822	$(28,728)	$(27,193)
Net Amount Recognized	$(18,404)	$32,822	$(28,728)	$(27,193)

Amounts Recognized in the Balance Sheets
Noncurrent Assets	$—	$35,101	$—	$—
Current Liabilities	(5,257)	(115)	(785)	(720)
Noncurrent Liabilities	(13,147)	(2,164)	(27,943)	(26,473)
Net Amount Recognized	$(18,404)	$32,822	$(28,728)	$(27,193)

Prior Service Cost Recognized in Accumulated Other Comprehensive Income
Prior Service Cost Beginning of the Year	$(3,949)	$(5,266)	$—	$—
Recognized in Periodic Cost	1,644	1,317	—	—
Amount Arising During the Year	—	—	—	—
Prior Service Cost End of the Year	$(2,305)	$(3,949)	$—	$—

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Year	$(10,950)	$(7,100)	$7,409	$3,783
Recognized in Periodic Cost	70	199	(675)	(225)
Amount Arising During the Year	(51,936)	(3,651	917	3,851
Accumulated Gain (Loss) End of the Year	$(62,816)	$(10,950)	$7,651	$7,409

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income at August 31, 2009 into net periodic benefit cost in fiscal 2010 are as follows:

	Pension	Post- Retirement
Prior Service (Cost)	$(1,316)	$—
Accumulated Gain (Loss)	(6,940)	687
Total	$(8,256)	$687

The accumulated pension benefit obligation was $134.1 million and $116.7 million as of August 31, 2009 and 2008, respectively.

1999 Long-Term Incentive Plan

During 2005, the granting of additional contract rights under the 1999 Long-Term Incentive Plan (1999 Plan) was discontinued with the adoption of the 2005 Long-Term Incentive Plan (2005 Plan).  All vested contract rights as of December 31, 2004, remained in the 1999 Plan while all unvested contract rights were transferred to the 2005 Plan.  The value of the contract rights remaining in the 1999 Plan is determined by the Board of Directors.  During 2009, 75.00 vested contract rights were exercised.  As of August 31, 2009, there were 70.45 vested contract rights remaining in the 1999 Plan.  At August 31, 2009, the Board of Directors increased the value of these contract rights from $1,750 to $2,200 per contract right.

2005 Long-Term Incentive Plan

The 2005 Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is determined by the Board of Directors.  During 2009, 131.54 vested contract rights were exercised.  In 2009, 282.10 contract rights were granted at a stated value of $2,200 per contract right.  At August 31, 2009, the Board of Directors increased the value of the 943.70 contract rights previously granted from $1,750 to $2,200 per contract right.  As of August 31, 2009, there were 1,225.79 contract rights issued and outstanding at a stated value of $2,200 per contract right, of which 645.64 were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent, respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.8 million, $1.9 million and $2.0 million for the years ended August 31, 2009, 2008 and 2007, respectively.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are no longer eligible for participation in the defined benefit pension plan but receive a 4% non-elective Company Contribution to a defined contribution plan.  The Company Contribution has a six year vesting schedule.  The Company’s Contributions to this plan totaled $87,000 and $29,000 for the years ended August 31, 2009 and 2008, respectively.

(11) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2009, 2008 and 2007:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2009	$76.77	600,000	498,570
August 31, 2008	$76.77	600,000	498,570
August 31, 2007	$76.77	600,000	498,570

Common Stock:
August 31, 2009	$10.00	4,000	2,812
August 31, 2008	$10.00	4,000	2,839
August 31, 2007	$10.00	4,000	2,878

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2009
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,176,289	$23,940	$1,200,229
Gross Proceeds	$781,753	$12,762	$794,515

Depreciation and Amortization	$43,869	$11,177	$55,046
Interest Income	$207	$2	$209
Interest Expense	$10,058	$—	$10,058
Income from Equity Method Investees	$636	$—	$636
Other Income/(Expense), Net	$4,070	$(140)	$3,930
Net Proceeds	$529,799	$6,352	$536,151

Capital Additions	$46,423	$2,331	$48,754

	For the Year Ended August 31, 2008
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,208,634	$24,198	$1,232,832
Gross Proceeds	$815,570	$14,334	$829,904

Depreciation and Amortization	$47,071	$11,126	$58,197
Impairment Loss	$11,867	$—	$11,867
Interest Income	$702	$38	$740
Interest Expense	$14,591	$159	$14,750
(Loss) from Equity Method Investees	$(221)	$—	$(221)
Other Income/(Expense), Net	$(158)	$(27)	$(185)
Net Proceeds	$535,516	$7,177	$542,693

Capital Additions	$44,391	$1,358	$45,749

	For the Year Ended August 31, 2007
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,197,914	$24,943	$1,222,857
Gross Proceeds	$861,386	$13,197	$874,583

Depreciation and Amortization	$46,384	$11,097	$57,481
Interest Income	$745	$36	$781
Interest Expense	$18,680	$1,601	$20,281
Income from Equity Method Investees	$367	$—	$367
Other Income/(Expense), Net	$(713)	$(8)	$(721)
Net Proceeds	$595,526	$5,866	$601,392

Capital Additions	$63,256	$859	$64,115

	As of August 31, 2009
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$353,936	$—	$353,936
Assets Held for Lease, Net	$—	$111,015	$111,015
Segment Assets	$645,770	$115,488	$761,258

	As of August 31, 2008
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$351,581	$—	$351,581
Assets Held for Lease, Net	$—	$120,001	$120,001
Segment Assets	$688,768	$124,531	$813,299

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Quoted market prices are generally not available for the Company’s financial instruments.  Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt is approximately $162.6 million in comparison to the carrying value of $161.9 million.

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

The Company had no unrecognized tax benefits on September 1, 2007.  No interest or penalties are recognized in the consolidated statements of operations or in the consolidated balance sheets.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for fiscal years 2006 and earlier.  The Company is no longer subject to state income tax examinations by tax authorities for fiscal years 2005 and earlier.

Total income tax payments (refunds) were $1.8 million; ($33,000); and ($119,000) for the years ended August 31, 2009, 2008 and 2007, respectively.

As of August 31, 2009, the Company had accumulated approximately $7.3 million of net operating loss carry-forwards for income tax reporting purposes.  The net operating loss carry-forwards expire in the years 2018 through 2022.  The Company’s net deferred tax liability included in Other Liabilities on the Company’s Balance Sheets as of August 31, 2009 and 2008 is reflected below:

(In Thousands)	2009	2008
Deferred Tax Assets related to non-patronage source temporary differences	$11,096	$14,048
Deferred Tax Liability related to non-patronage source temporary differences	16,535	18,019

Net Deferred Tax Liability	$5,439	$3,971

Income tax expense/(benefit) for the years ended August 31, 2009, 2008 and 2007 is as follows:

(In Thousands)	2009	2008	2007
Current Income Taxes	$713	$653	$403
Deferred Income Taxes	1,468	(2,052)	900

Total Income Tax Expense/(Benefit)	$2,181	$(1,399)	$1,303

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2009, 2008 and 2007 is shown below:

	2009	2008	2007
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(40.6)%	(41.7)%	(40.8)%
Other, net	—	(.2)%	—
Effective tax rate	0.4%	(0.9)%	0.2%

(15) ENVIRONMENTAL MATTERS:

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that arise and believes they will be resolved without any adverse effect on the Company.

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will be subject to either federal or state regulation relating to climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if the Company is not able to pass the increased costs on to the Company’s customers.  On June 26, 2009, the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act.  This bill creates a system for regulating emissions of GHG’s and also creates a market for emission allowances or credits. It is uncertain whether the steps necessary to move this bill or similar bills through the legislative process will be completed this year.

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

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $15.8 million.

(16) LEGAL MATTERS:

On February 11, 2009, the Ninth Circuit Court of Appeals (the Court) issued its decision in the case of Amalgamated Sugar Co, LLC v. Thomas Vilsack; Department of Agriculture, a case that involved Amalgamated Sugar’s challenge of a decision by the USDA to transfer certain sugar marketing allocations to the Company.  The Court reversed the lower court’s decision which confirmed the USDA’s transfer of the marketing allocations, and remanded the case back to the lower court for further action.  On May 19, 2009, the USDA announced, subject to further proceedings, that it was redistributing a portion of the Company’s sugar marketing allocations to other sugar beet processors in response to legal proceedings contesting the transfer of certain sugar marketing allocations to the Company.  To protect the Company’s interests in the marketing allocations, the Company appealed the Court’s decision to the U.S. Supreme Court.  The U.S. Supreme Court has since denied hearing the case, essentially putting an end to the case.  As a result, the Company will experience a net reduction of marketing allocations of approximately 1 million CWT.  The Company does not believe that the loss of these marketing allocations will have a material impact on the Company’s planted acres going forward, assuming average crop yield, crop quality and continued domestic consumption trends.

On September 21, 2009 the U.S. District Court (District Court) ruled against the USDA finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets.  The District Court has determined that the USDA now needs to prepare a full Environmental Impact Statement.  The actual direct impact of the decision on sugarbeet producers and the Company will become more defined during the “remedy phase” of the case, which will occur over the next several months.

(17) SUBSEQUENT EVENTS:

The Company has evaluated events through November 4, 2009, the date that the financial statements were issued, for potential recognition or disclosure in the August 31, 2009 financial statements.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2009

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.3	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.5	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.6	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

++10.7	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

++10.8	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.9	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.10	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.11	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.12	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.13	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.14	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.15	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.16	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009

10.17	Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009.	Filed herewith electronically

10.18	Amended and Restated Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2009.	Filed herewith electronically

10.19	Amended and Restated Member Control Agreement between Registrant and Golden Growers Cooperative dated September 1, 2009.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              Confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

++           A management contract or compensatory plan required to be filed with this report.