Form 10-Q
period 2009-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2010-01-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 8, 2010
$10 Par Value	2,816

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	November 30		August 31
	2009	2008	2009*
Current Assets:
Cash and Cash Equivalents	$144	$121	$127
Receivables:
Trade	67,253	66,740	61,665
Members	3,697	3,917	4,480
Other	3,018	2,471	2,565
Advances to Related Parties	8,988	8,538	22,744
Inventories	508,556	556,775	181,311
Prepaid Expenses	2,423	1,875	864

Total Current Assets	594,079	640,437	273,756

Property and Equipment:
Land and Land Improvements	66,942	60,099	67,011
Buildings	119,740	113,913	116,907
Equipment	898,640	878,555	892,678
Construction in Progress	13,324	5,798	14,522
Less Accumulated Depreciation	(751,265)	(716,749)	(737,182)

Net Property and Equipment	347,381	341,616	353,936

Net Property and Equipment Held for Lease	109,101	117,957	111,015

Other Assets:
Investments in CoBank, ACB	10,111	9,946	10,111
Investments in Marketing Cooperatives	251	4,184	135
Pension Asset	—	34,758	—
Other Assets	12,161	10,664	12,305

Total Other Assets	22,523	59,552	22,551

Total Assets	$1,073,084	$1,159,562	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	November 30		August 31
	2009	2008	2009*
Current Liabilities:
Short-Term Debt	$190,486	$225,516	$45,989
Current Maturities of Long-Term Debt	18,074	20,991	18,789
Accounts Payable	27,045	27,692	35,381
Advances Due to Related Parties	2,394	2,784	1,863
Accrued Continuing Costs	56,162	42,366	—
Other Current Liabilities	32,711	26,966	34,034
Amounts Due Growers	205,051	225,241	87,218

Total Current Liabilities	531,923	571,556	223,274

Long-Term Debt, Net of Current Maturities	143,073	157,087	143,073

Accrued Employee Benefits	45,352	33,550	46,458

Other Liabilities	10,098	7,769	8,925

Total Liabilities	730,446	769,962	421,730

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	181,601	174,416	181,601
Equity Retention	—	1,153	—
Accumulated Other Comprehensive Income (Loss)	(61,699)	(9,010)	(63,705)
Retained Earnings (Accumulated Deficit)	(21,887)	(25,912)	(23,882)

Total American Crystal Sugar Company Members’ Investments	288,579	331,211	284,578

Noncontrolling Interests	54,059	58,389	54,950

Total Members’ Investments	342,638	389,600	339,528

Total Liabilities and Members’ Investments	$1,073,084	$1,159,562	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2009	2008
Net Revenue	$319,408	$323,055

Cost of Sales	48,609	60,781

Gross Proceeds	270,799	262,274

Selling, General and Administrative Expenses	61,719	68,406
Accrued Continuing Costs	56,162	42,366

Operating Proceeds	152,918	151,502

Other Income (Expense):
Interest Income	9	109
Interest Expense, Net	(2,022)	(2,427)
Other, Net	(107)	4,609

Total Other Income (Expense)	(2,120)	2,291

Proceeds Before Income Tax Expense	150,798	153,793

Income Tax Expense	(1,386)	(194)

Consolidated Net Proceeds	149,412	153,599

Less: Net Proceeds Attributable to Noncontrolling Interests	(1,735)	(1,671)

Net Proceeds Attributable to American Crystal Sugar Company	$147,677	$151,928

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$1,995	$279
Unit Retains Declared to Members	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	1,995	279
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	145,682	151,649
Total	$147,677	$151,928

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2009	2008
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$147,677	$151,928
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(145,682)	(151,649)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	17,566	17,752
(Income)/Loss from Equity Method Investees	2	(5)
Loss on the Disposition of Property and Equipment	116	267
Deferred Gain Recognition	(16)	(27)
Noncontrolling Interests	1,735	1,671
Changes in Assets and Liabilities:
Receivables	(5,258)	(1,677)
Inventories	(327,245)	(368,447)
Prepaid Expenses	(1,547)	(712)
Non Current Pension Asset/Liability	30	185
Advances To/Due to Related Parties	14,287	11,294
Accounts Payable	(2,650)	(3,302)
Accrued Continuing Costs	56,162	42,366
Other Liabilities	606	210
Amounts Due Growers	117,833	104,308
Net Cash Used In Operating Activities	(126,384)	(195,838)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(13,708)	(9,711)
Purchases of Property and Equipment Held for Lease	(947)	(750)
Proceeds from the Sale of Property and Equipment	—	3
Changes in Other Assets	(100)	(3)
Net Cash Used In Investing Activities	(14,755)	(10,461)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	144,497	210,219
Long-Term Debt Repayment	(715)	(714)
Distributions to Noncontrolling Interests	(2,626)	(3,121)
Payment of Unit Retains and Equity Retention	—	(92)
Net Cash Provided By Financing Activities	141,156	206,292
Increase (Decrease) In Cash and Cash Equivalents	17	(7)
Cash and Cash Equivalents, Beginning of Year	127	128

Cash and Cash Equivalents, End of Period	$144	$121

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($5,686,000) and ($4,842,000) for the three months ended November 30, 2009 and 2008, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

November 30, 2009 and 2008

(Unaudited)

Note 1:  Basis of Presentation

The unaudited consolidated financial statements of American Crystal Sugar Company (Company) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

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

In accordance with authoritative guidance issued by the Financial Accounting Standards Board (FASB), the Company has, on a retrospective basis for all periods presented in this report, included the net proceeds attributable to noncontrolling interests, previously referred to as minority interest, as a component of consolidated net proceeds reflected on the Consolidated Statements of Operations. In addition, noncontrolling interests on the Consolidated Balance Sheets are now reflected as a component of Total Members’ Investments.

Certain other reclassifications have been made to the November 30, 2008 consolidated financial statements to conform with the November 30, 2009 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

The operating results for the three months ended November 30, 2009, are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2009 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2009 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Note 2: Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which establishes the Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Standards (GAAP) in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  This guidance became effective and was adopted by the Company in the first quarter of fiscal 2010.

In December 2007, the FASB issued authoritative guidance establishing new standards that govern the accounting and reporting of noncontrolling interests in partially owned subsidiaries, previously referred to as minority interests. This guidance became effective and was adopted by the Company on a retrospective basis in the first quarter of fiscal 2010.

In December 2007, the FASB issued authoritative guidance pertaining to Business Combinations which retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  It also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This guidance became effective and was adopted by the Company in the first quarter of fiscal 2010.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance became effective and was adopted by the Company in the first quarter of fiscal 2010.

In December 2008, the FASB issued authoritative guidance which delayed for the Company to the first quarter of fiscal 2010 the effective date of the application of the authoritative guidance pertaining to fair value measurements for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted this guidance in the first quarter of fiscal 2010.

In April 2009, the FASB issued authoritative guidance to address some of the application issues with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency. This guidance became effective and was adopted by the Company in the first quarter of fiscal 2010.

In August 2009, the FASB issued an update to the authoritative guidance for the fair value measurement of liabilities.  This update contains amendments which provide for the clarification: of the measurement techniques required in circumstances in which a quoted price in an active market for the identical liability is not available; of the requirements related to restrictions that prevent a transfer of a liability; and of the requirements for certain Level 1 fair value measurement situations.  The guidance provided in this update became effective and was adopted by the Company in the first quarter of 2010.

In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosure about plan assets of a defined benefit pension plan or other postretirement plan.  This guidance becomes effective for the Company in the fourth quarter of fiscal 2010.  The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

In June and December 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This guidance becomes effective for the Company in fiscal 2011.  The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

In June and December 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance becomes effective for the Company in fiscal 2011.  The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an update to the authoritative guidance which contains amendments to the criteria for separating consideration in multiple-deliverable arrangements and expands disclosures related to such arrangements.  The guidance provided by this update becomes effective for the Company in fiscal 2011. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	November 30 2009	November 30 2008	August 31 2009
Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$204,849	$211,344	$138,039
Unprocessed Sugarbeets	260,497	308,823	—
Maintenance Parts and Supplies	43,210	36,608	43,272

Total Inventories	$508,556	$556,775	$181,311

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4: Short-Term Debt

The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million and a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings of up to $320 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company also utilizes the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.

As of November 30, 2009, the Company had outstanding commercial paper of $190.5 million at average interest rates of .40% to .65% and maturity dates between December 1, 2009 and February 26, 2010.  The Company had no outstanding short-term debt with CoBank, ACB as of November 30, 2009.  The Company had $2.9 million of short-term letters of credit outstanding as of November 30, 2009.  The unused seasonal line of credit as of November 30, 2009 was $127.6 million.

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

Note 5:  Long-Term Debt

The Company has long-term debt availability through December 31, 2011, with CoBank, ACB of $174.6 million, of which $40.3 million in loans and $70.8 million in long-term letters of credit were outstanding as of November 30, 2009.  The unused long-term line of credit as of November 30, 2009, was $63.5 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2009, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $ .7 million from a private placement of Senior Notes that occurred in January of 2003; and $70.1 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

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

Note 6:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $1.2 million and $1.1 million for the three months ended November 30, 2009 and 2008, respectively.  Interest capitalized was $ ..1 million and $ .2 million for the three months ended November 30, 2009 and 2008, respectively.

Note 7:  Accrued Continuing Costs

For interim reporting, the net proceeds from member business is based on the forecasted gross beet payment and the percentage of the tons of sugarbeets processed to the total estimated tons of sugarbeets to be processed for a given crop year.  The net proceeds from the operations of Sidney Sugars is based on the forecasted net income for the fiscal year and the percentage of the tons of non-member sugarbeets processed to the total estimated tons of non-member sugarbeets to be processed for a given fiscal year.

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

Note 8:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the three months ended November 30, 2009 and 2008:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2009	2008
Service Cost	$908	$1,049
Interest Cost	2,282	2,668
Expected Return on Plan Assets	(2,481)	(3,864)
Amortization of Prior Service Costs	329	411
Amortization of Net Actuarial Loss	1,735	18
FAS 158 Measurement Date Adjustment	—	(56)
Net Periodic Pension Cost	$2,773	$226

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2009	2008
Service Cost	$242	$242
Interest Cost	464	472
Amortization of Net Actuarial Gain	(172)	(169)
Net Periodic Post-Retirement Cost	$534	$545

The Company has made contributions to the pension plans of approximately $2.5 million during the three months ended November 30, 2009 and is anticipating making total contributions of approximately $4.3 million to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $17,000 related to the Supplemental Executive Retirement Plans during the three months ended November 30, 2009.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $349,000 related to the post-retirement plans during the three months ended November 30, 2009.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 9:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
January 8, 2010	$76.77	600,000	498,570
November 30, 2009	$76.77	600,000	498,570
August 31, 2009	$76.77	600,000	498,570
November 30, 2008	$76.77	600,000	498,570

Common Stock:
January 8, 2010	$10.00	4,000	2,816
November 30, 2009	$10.00	4,000	2,812
August 31, 2009	$10.00	4,000	2,812
November 30, 2008	$10.00	4,000	2,839

Note 10: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $40.5 million and $47.5 million for the three months ended November 30, 2009 and 2008, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2009 and 2008, is shown below:

	For the Three Months Ended November 30, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$312,986	$6,422	$319,408
Gross Proceeds	$267,180	$3,619	$270,799
Depreciation and Amortization	$14,763	$2,803	$17,566
Interest Income	$9	$—	$9
Interest Expense	$2,022	$—	$2,022
Loss from Equity Method Investees	$(1)	$—	$(1)
Other Expense, Net	$(49)	$(57)	$(106)
Consolidated Net Proceeds	$145,871	$3,541	$149,412

Capital Additions	$8,022	$947	$8,969

	For the Three Months Ended November 30, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$316,830	$6,225	$323,055
Gross Proceeds	$258,843	$3,431	$262,274
Depreciation and Amortization	$14,958	$2,794	$17,752
Interest Income	$108	$1	$109
Interest Expense	$2,427	$—	$2,427
Income from Equity Method Investees	$5	$—	$5
Other Income, Net	$4,604	$—	$4,604
Consolidated Net Proceeds	$150,189	$3,410	$153,599

Capital Additions	$4,869	$750	$5,619

	As of November 30, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$347,381	$—	$347,381
Assets Held for Lease, Net	$—	$109,101	$109,101
Segment Assets	$959,526	$113,558	$1,073,084

	As of November 30, 2008
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$341,616	$—	$341,616
Assets Held for Lease, Net	$—	$117,957	$117,957
Segment Assets	$1,037,101	$122,461	$1,159,562

Note 12: Fair Value of Financial Instruments

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

Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt as of November 30, 2009, was approximately $161.2 million in comparison to the carrying value of $161.1 million.

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

Note 13: Environmental Matters

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that have arisen and believes such issues will be resolved without any adverse effect on the Company.

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been passed or introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will be subject to either federal or state regulation relating to climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage compared with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if the Company is not able to pass the increased costs on to the Company’s customers.

On June 26th, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that will place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative developments carefully yet cannot predict whether new proposed regulations will have an impact on the Company.

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

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $15.1 million.

Note 14: Legal Matters

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets.  The District Court determined that the USDA needs to prepare a full Environmental Impact Statement.  On December 4, 2009 the District Court, in connection with the USDA Roundup Ready® sugarbeet case, decided how the District Court will proceed with the next phase of litigation concerning the approval of Roundup Ready® sugarbeets.  The District Court scheduled a hearing regarding remedies for June of 2010, with the timing of such hearing subject to change by the District Court.  It is at this hearing that the actual direct impact of the decision on sugarbeet producers and the Company will become more defined.  There is no way to predict how the District Court will rule in the remedy phase.  The District Court took no action on December 4th that would restrict growers’ choice or ability to plant Roundup Ready® sugarbeets in 2010. While there is always some possibility of interim developments, the Company believes it is unlikely that there will be any interference with the 2010 commercial root crop.

Note 15: Subsequent Events

The Company has evaluated events through January 14, 2010, the date that the financial statements were issued, for potential recognition or disclosure in the November 30, 2009 financial statements.

On January 4, 2010, the Company’s Board of Directors authorized the revolvement of $17.2 million of unit retains for distribution on January 8, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended November 30, 2009 and 2008

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2009 Form 10-K.

OVERVIEW

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2009 and to be processed during fiscal 2010 produced a total of 10.5 million tons of sugarbeets, or approximately 22.5 tons of sugarbeets per acre from approximately 467,000 acres.  This represents a decrease in total tons harvested of approximately 1.9 percent compared to the 2008 crop.  The sugar content of the 2009 crop is 16.7 percent as compared to the 17.6 percent sugar content of the 2008 crop.  The Company expects to produce a total of approximately 28.6 million hundredweight of sugar from the 2009 crop, a decrease of approximately 6.9 percent compared to the 2008 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2010 is expected to be approximately 27 percent lower than in fiscal 2009.  This expected decrease is primarily due to fewer tons harvested and a decline in the sugar content of the sugarbeets resulting in the decreased production of sugar and agri-products. Also contributing to this expected decrease are lower anticipated net selling prices for agri-products and increased operating costs. These anticipated decreases will be more than likely partially offset by anticipated higher net selling prices for sugar.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended November 30, 2009 and 2008

Revenue for the three months ended November 30, 2009, was $319.4 million, a decrease of $3.6 million from the three months ended November 30, 2008.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended November 30, 2009, as compared to the three months ended November 30, 2008.

Product	Revenue	Selling Price	Volume
Sugar	-1.1%	7.4%	-7.9%
Pulp	9.4%	-12.0%	24.4%
Molasses	-36.9%	25.5%	-49.7%
CSB	-26.1%	-6.8%	-20.7%
Betaine	12.2%	41.2%	-20.5%

The increases in selling prices for sugar, molasses and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp is the result of lower prices for competing alternative products in the marketplace.  The decreases in the volumes of sugar and molasses sold reflects the impact of less product availability due to lower beginning inventories this year as compared to the previous year.  The increase in the volume of pulp sold reflects the impact of more product availability due to higher beginning inventories of pulp this year as compared to the previous year.  The decline in the volumes of CSB and Betaine are primarily due to lower production this year.

Rental revenue on the ProGold operating lease was $6.4 million and $6.2 million for the three months ended November 30, 2009 and 2008, respectively.

Cost of sales for the three months ended November 30, 2009, exclusive of payments to members for sugarbeets, decreased $12.2 million as compared to the three months ended November 30, 2008.  This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended November 30, 2009 was $65.5 million as compared to an increase of $58.0 million for the previous year’s three month period ended November 30, 2008 resulting in a $ 7.5 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended November 30
(In Millions)	2009	2008	Change
Beginning Product Inventories at Net Realizable Value	$(137.6)	$(150.6)	$13.0	(1)
Ending Product Inventories at Net Realizable Value	203.1	208.6	(5.5	)(2)
Increase in the Net Realizable Value of Product Inventories	$65.5	$58.0	$7.5

(1) The change is primarily due to a 26 percent decrease in the hundredweight of sugar inventory as of August 31, 2009 as compared to August 31, 2008 partially offset by a 14 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2009 as compared to August 31, 2008, a 172 percent increase in the tons of pulp inventory as of August 31, 2009 as compared to August 31, 2008 and a 68 percent increase in the per ton net realizable value of pulp inventory as of August 31, 2009 as compared to August 31, 2008.

(2) The change is primarily due to a 7.8 percent decrease in the hundredweight of sugar inventory as of November 30, 2009 as compared to November 30, 2008 partially offset by a 5.7 percent increase in the per hundredweight net realizable value of sugar inventory.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of last year, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar were $9.3 million higher for the three months ended November 30, 2008, as compared to the three months ended November 30, 2009.

•                  Factory operating costs increased $3.1 million for the three months ended November 30, 2009, as compared to the three months ended November 30, 2008, primarily due to increased costs associated with lower grower freight reimbursements due primarily to fewer tons harvested, chemicals, coke and purchased power as well as an increase in pension plan expense partially offset by decreased natural gas costs.

•                  The cost recognized associated with the non-member sugarbeets increased $1.3 million for the three months ended November 30, 2009, when compared to the three months ended November 30, 2008.  This increase was primarily due to an increase in tons of sugarbeets harvested this year.

Selling, general and administrative expenses decreased $6.7 million for the three months ended November 30, 2009, as compared to the three months ended November 30, 2008.  Selling expenses decreased $7.0 million primarily due to the decreased freight costs resulting from lower sales volumes.  General and administrative expenses increased $ .3 million due to general cost increases.

Interest expense decreased $ .4 million for the three months ended November 30, 2009, as compared to the three months ended November 30, 2008.  This was primarily due to decreased long term average borrowing levels and lower short term and long term average interest rates partially offset by a slightly higher short term average borrowing level.

Net proceeds attributable to American Crystal Sugar Company decreased $4.3 million for the three months ended November 30, 2009, as compared to the three months ended November 30, 2008.  Payments to/due members for sugarbeets decreased $6.0 million due to a lower forecasted gross beet payment for the 2009 crop as compared to that forecasted for the 2008 crop at this time last year.  Non-member business activities resulted in a gain of $2.0 million for the three months ended November 30, 2009 as compared to a gain of $ .3 million for the three months ended November 30, 2008.  The increase was primarily related to the activities of Sidney Sugars.

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

The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of November 30, 2009 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of November 30, 2009.  The Company’s commercial paper program provides short-term borrowings of up to $320 million of which approximately $190.5 million was outstanding as of November 30, 2009.  The Company had $2.9 million of short-term letters of credit outstanding as of November 30, 2009.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of November 30, 2009, was $127.6 million.

The Company also has long-term debt availability through December 31, 2011, with CoBank, ACB of $174.6 million, of which $40.3 million in loans and $70.8 million in long-term letters of credit were outstanding as of November 30, 2009.  The unused long-term line of credit as of November 30, 2009, was $63.5 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2009, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $ .7 million from a private placement of Senior Notes that occurred in January of 2003; and $70.1 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $7.3 million as of November 30, 2009, for equipment and construction contracts related to various capital projects.

The liquidity changes that have occurred in the Company’s financial statements from August 31, 2009, to November 30, 2009, were primarily due to normal business seasonality.  The first three months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the startup of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $126.4 million for the three months ended November 30, 2009, as compared to $195.9 million for the three months ended November 30, 2008.  This decrease in the use of cash of $69.5 million was primarily the result of the following:

•                  Reflected in the change in the net cash provided by operating activities is a net cash increase of $1.5 million from the prior year which was the result of a decrease in the forecasted member gross beet payment of $6.0 million partially offset by a decrease in revenue of $3.6 million and increased costs of $ .9 million.

•                  There was a net favorable change in assets and liabilities of $68.0 million primarily comprised of the following:

•                  The decrease in cash used related to the Amount Due Growers of $13.5 million was due to a reduction in the current year’s total estimated grower payment based on a reduction in tons harvested and a lower estimated per ton member grower payment this year as compared to this time last year.

•                  The decrease in cash used related to the change in inventories of $41.2 million was primarily due to a $48.3 million decrease in the value of unprocessed sugarbeets, a result of a lower estimated per ton member grower payment this year as compared to this time last year. This decrease was partially offset by a $7.2 million increase in finished product inventories.

•                  The decrease in cash used related to changes in advances to related parties of $3.0 million was primarily due to the timing of the cash requirements of our marketing agents

•                  The decrease in cash used related to changes in accrued continuing costs of $13.8 million was the result of a difference in the timing of revenues and expenses between the two years.

•                  These decreases were partially offset by an increase in receivables of $3.6 million due to the timing of collections.

The net cash used in investing activities was $14.8 million for the three months ended November 30, 2009, as compared to $10.5 million for the three months ended November 30, 2008.  The increase of $4.3 million was primarily due to increased purchases of property and equipment.

The net cash provided by financing activities was $141.2 million for the three months ended November 30, 2009, as compared to $206.3 million for the three months ended November 30, 2008.  This decrease of $65.1 million was primarily due to decreased net proceeds from short-term debt of $65.7 million partially offset by decreased distributions to Noncontrolling Interests of $ .5 million.

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

Under the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  If the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment.  Processors may also obtain CCC loans for “in-process” sugar or syrups at 80 percent of the loan rate.

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates remained at 18.00 cents/lb in 2008 and will gradually rise to 18.75 cents by 2011, and they will remain at 18.75 cents/lb for the 2012 crop year.  Refined beet sugar loan rates were set at 22.90 cents/lb for the 2008 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2009 through 2012 crop years.

The USDA has historically maintained raw and refined sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through management of a tariff rate quota system.  Currently, forty exporting countries retain guaranteed preferential access to the U.S. market under World Trade Organization (WTO) and Free Trade Agreement (FTA) rules.  Mexico’s access has been unlimited since January 1, 2008.  The Farm Bill sets a minimum overall allotment quantity for U.S. producers at no less than 85% of domestic consumption and provides a market balancing mechanism if there is an oversupply in the domestic sugar market.  If the Secretary of Agriculture determines there is an oversupply of sugar, the new market balancing mechanism requires the Secretary to divert the excess sugar from sugar producers to ethanol producers while minimizing the cost to the U.S Treasury.  Although the market balancing mechanism will provide sustainability to the sugar industry in the short term, there is no assurance that the sugar-to-ethanol program will be in place after the Farm Bill expires.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market.  The Company’s marketing allocation for the 2009 crop is currently set at approximately 35 million hundredweight.  The Company’s allocation may reduce or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

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

The Peru Free Trade Agreement became effective on February 1, 2009.  Under this agreement, sugar trade with Peru is subject to a net surplus producer requirement.  Peru, typically a net importer, is unlikely to meet that requirement most years.

Negotiations have been completed on the U.S.-Colombian Free Trade Agreement and the U.S.-Panama Free Trade Agreement but they have not been ratified by the U.S. Congress.  The U.S.-Colombian Free Trade Agreement would allow Colombia to export into the U.S. an additional 1.0 million cwt of sugar above its traditional WTO level of 521,000 cwt.  The U.S.-Panama Free Trade Agreement would allow Panama to export into the U.S. an additional 144,000 cwt of sugar above its traditional WTO level of 629,000 cwt. The Company does not know when these trade agreements will be brought before Congress for a vote.

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

Environmental

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that have arisen and believes such issues will be resolved without any adverse effect on the Company.

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been passed or introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will be subject to either federal or state regulation relating to climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage compared with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if the Company is not able to pass the increased costs on to the Company’s customers.

On June 26th, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that will place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative developments carefully yet cannot predict whether new proposed regulations will have an impact on the Company.

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

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $15.1 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument.  The value of a financial instrument may change as a result of changes in the interest rates, exchange rates, commodity prices, equity prices and other market changes.  Market risk is attributed to all market-risk sensitive financial instruments, including long-term debt.

The Company does not believe that there is any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

Item 4T.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets.  The District Court determined that the USDA needs to prepare a full Environmental Impact Statement.  On December 4, 2009 the District Court, in connection with the USDA Roundup Ready® sugarbeet case, decided how the District Court will proceed with the next phase of litigation concerning the approval of Roundup Ready® sugarbeets.  The District Court scheduled a hearing regarding remedies for June of 2010, with the timing of such hearing subject to change by the District Court.  It is at this hearing that the actual direct impact of the decision on sugarbeet producers and the Company will become more defined.  There is no way to predict how the District Court will rule in the remedy phase.  The District Court took no action on December 4th that would restrict growers’ choice or ability to plant Roundup Ready® sugarbeets in 2010. While there is always some possibility of interim developments, the Company believes it is unlikely that there will be any interference with the 2010 commercial root crop.

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Company’s 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in November and December 2009 with its shareholders from the five geographical districts where the Company’s Red River Valley factories are located.

At the Drayton Factory District Meeting held on November 9, 2009, the shareholders re-elected Neil C. Widner as a director. He received all of the 68 votes cast with one abstention.  His new three-year term begins on December 3, 2009 and expires in December 2012.  William Baldwin and Robert M. Green will continue as directors for the Drayton Factory District.

At the East Grand Forks Factory District Meeting held on November 10, 2009, the shareholders re-elected John F. Gudajtes as a director. He received all of the 57 votes cast with four abstentions.  His new three-year term begins on December 3, 2009 and expires in December 2012.  Brian R. Erickson and Curtis E. Haugen will continue as directors for the East Grand Forks Factory District.

At the Crookston Factory District Meeting held on November 11, 2009, the shareholders re-elected Steve Williams as a director. He received all of the 31 votes cast.  His new three-year term begins on December 3, 2009 and expires in December 2012.  Donald Andringa and Curtis Knutson and will continue as directors for the Crookston Factory District.

At the Hillsboro Factory District meeting held on December 3, 2009, the shareholders elected David Mueller as a director.  He received 41 of the 42 votes cast.  His three-year term begins December 3, 2009 and expires in December 2012.  Mr. Mueller has been a sugarbeet farmer near Cummings, North Dakota since 1985.  Mr. Mueller previously served on the Red River Valley Sugarbeet Growers Association Boards’ Executive Committee and as treasurer of its Research and Education Board. Mr. Mueller replaces Francis L. Kritzberger who was unable to stand for re-election due to the provisions of the Company Bylaws which prohibit a person from serving more than four consecutive three year terms as a director.  John Brainard and Jeff D. McInnes will continue as directors for the Hillsboro Factory District.

At the Moorhead Factory District meeting held on December 3, 2009, the shareholders elected Wayne Tang as a director.  He received 66 of the 76 votes cast with one abstention.  His three-year term begins December 3, 2009 and expires in December 2012.  Mr. Tang has been a farmer since 1972.  Mr. Tang currently serves on the American Sugarbeets Growers Association Board of Directors and was most recently Vice Chairman of the Red River Valley Sugarbeet Growers Association’s Executive Committee.  Mr. Tang replaces Richard Borgen who was unable to stand for re-election due to the provisions of the Company Bylaws which prohibit a person from serving more than four consecutive three year terms as a director.  William A. Hejl and Dale Kuehl will continue as directors for the Moorhead Factory District.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.3	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.5	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.6	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

++10.7	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

++10.8	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.9	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.10	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.11	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.12	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.13	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.14	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.15	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.16	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009

10.17	Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009.	Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.18	Amended and Restated Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2009.	Incorporated by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.19	Amended and Restated Member Control Agreement between Registrant and Golden Growers Cooperative dated September 1, 2009.	Incorporated by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 14, 2010	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer