Form 10-Q
period 2010-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2010-04-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 8, 2010
$10 Par Value	2,778

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 28		August 31
	2010	2009	2009*
Current Assets:
Cash and Cash Equivalents	$321	$129	$127
Receivables:
Trade	68,243	51,523	61,665
Members	28	20	4,480
Other	1,455	5,707	2,565
Advances to Related Parties	3,276	10,483	22,744
Inventories	493,777	492,539	181,311
Prepaid Expenses	1,849	1,534	864

Total Current Assets	568,949	561,935	273,756

Property and Equipment:
Land and Land Improvements	68,822	63,373	67,011
Buildings	120,229	114,899	116,907
Equipment	903,750	877,658	892,678
Construction in Progress	16,487	6,655	14,522
Less Accumulated Depreciation	(764,900)	(727,404)	(737,182)

Net Property and Equipment	344,388	335,181	353,936

Net Property and Equipment Held for Lease	106,639	115,333	111,015

Other Assets:
Investments in CoBank, ACB	10,258	9,946	10,111
Investments in Marketing Cooperatives	368	4,247	135
Pension Asset	—	35,456	—
Other Assets	12,056	10,491	12,305

Total Other Assets	22,682	60,140	22,551

Total Assets	$1,042,658	$1,072,589	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	February 28		August 31
	2010	2009	2009*
Current Liabilities:
Short-Term Debt	$150,026	$189,721	$45,989
Current Maturities of Long-Term Debt	11,507	20,192	18,789
Accounts Payable	24,784	23,534	35,381
Advances Due to Related Parties	1,397	1,180	1,863
Accrued Continuing Costs	81,655	57,659	—
Other Current Liabilities	35,648	26,628	34,034
Amounts Due Growers	222,493	206,823	87,218

Total Current Liabilities	527,510	525,737	223,274

Long-Term Debt, Net of Current Maturities	130,927	139,372	143,073

Accrued Employee Benefits	46,768	34,934	46,458

Other Liabilities	10,859	8,345	8,925

Total Liabilities	716,064	708,388	421,730

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	164,384	149,502	181,601
Equity Retention	—	1,153	—
Accumulated Other Comprehensive Income (Loss)	(60,110)	(8,603)	(63,705)
Retained Earnings (Accumulated Deficit)	(21,138)	(25,378)	(23,882)

Total American Crystal Sugar Company Members’ Investments	273,700	307,238	284,578

Noncontrolling Interests	52,894	56,963	54,950

Total Members’ Investments	326,594	364,201	339,528

Total Liabilities and Members’ Investments	$1,042,658	$1,072,589	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months Ended February 28		For the Three Months Ended February 28
	2010	2009	2010	2009
Net Revenue	$587,770	$596,587	$268,362	$273,532

Cost of Sales	45,463	75,515	(3,146)	14,734

Gross Proceeds	542,307	521,072	271,508	258,798

Selling, General and Administrative Expenses	117,850	124,026	56,131	55,620
Accrued Continuing Costs	81,655	57,659	25,493	15,293

Operating Proceeds	342,802	339,387	189,884	187,885

Other Income (Expense):
Interest Income	33	118	24	9
Interest Expense, Net	(4,478)	(5,345)	(2,456)	(2,918)
Other, Net	(80)	4,428	27	(181)

Total Other Income (Expense)	(4,525)	(799)	(2,405)	(3,090)

Proceeds Before Income Tax Expense	338,277	338,588	187,479	184,795

Income Tax Expense	(1,902)	(568)	(516)	(374)

Consolidated Net Proceeds	336,375	338,020	186,963	184,421

Less: Net Proceeds Attributable to Noncontrolling Interests	(3,201)	(3,059)	(1,466)	(1,388)

Net Proceeds Attributable to American Crystal Sugar Company	$333,174	$334,961	$185,497	$183,033

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$2,744	$814	$749	$535
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	2,744	814	749	535
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	330,430	334,147	184,748	182,498
Total	$333,174	$334,961	$185,497	$183,033

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended February 28
	2010	2009
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$333,174	$334,961
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(330,430)	(334,147)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	35,175	35,274
(Income)/Loss from Equity Method Investees	1	(10)
Loss on the Disposition of Property and Equipment	131	494
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(147)	—
Deferred Gain Recognition	(32)	(54)
Noncontrolling Interests	3,201	3,059
Changes in Assets and Liabilities:
Receivables	(1,016)	14,201
Inventories	(312,466)	(304,211)
Prepaid Expenses	(1,004)	(372)
Non Current Pension Asset/Liability	2,560	315
Advances To/Due to Related Parties	19,002	7,745
Accounts Payable	(5,401)	(7,754)
Accrued Continuing Costs	81,655	57,659
Other Liabilities	4,711	1,377
Amounts Due Growers	135,275	85,891
Net Cash Used In Operating Activities	(35,611)	(105,572)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(24,808)	(17,709)
Purchases of Property and Equipment Held for Lease	(1,287)	(1,057)
Proceeds from the Sale of Property and Equipment	3	6
Changes in Other Assets	(238)	78
Net Cash Used In Investing Activities	(26,330)	(18,682)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	104,037	174,424
Proceeds from Issuance of Long-Term Debt	—	34,350
Long-Term Debt Repayment	(19,428)	(53,578)
Distributions to Noncontrolling Interests	(5,257)	(5,935)
Payment of Unit Retains and Equity Retention	(17,217)	(25,006)
Net Cash Provided By Financing Activities	62,135	124,255
Increase In Cash and Cash Equivalents	194	1
Cash and Cash Equivalents, Beginning of Year	127	128

Cash and Cash Equivalents, End of Period	$321	$129

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($5,196,000) and ($4,548,000) for the six months ended February 28, 2010 and 2009, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

February 28, 2010 and 2009

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

Certain other reclassifications have been made to the February 28, 2009 consolidated financial statements to conform with the February 28, 2010 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

The operating results for the six months ended February 28, 2010, are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2009 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2009 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

In January 2010, the FASB issued an update to the authoritative guidance which contains amendments to the guidance related to accounting for decreases in the ownership of a subsidiary and expands the disclosures related to such events. The guidance provided by this update became effective and was adopted by the Company in the second quarter of fiscal 2010.

In January 2010, the FASB issued an update to the authoritative guidance which contains amendments and clarification to the guidance related to the disclosures involving recurring or nonrecurring fair value measurements. The new disclosures and clarifications become effective for the Company in the third quarter of fiscal 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements which becomes effective for the Company in the first quarter of fiscal 2012. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	February 28 2010	February 28 2009	August 31 2009
Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$334,665	$304,794	$138,039
Unprocessed Sugarbeets	122,755	152,255	—
Maintenance Parts and Supplies	36,357	35,490	43,272

Total Inventories	$493,777	$492,539	$181,311

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

As of February 28, 2010, the Company had outstanding commercial paper of $150.0 million at average interest rates of .35% to .53% and maturity dates between March 1, 2010 and March 31, 2010.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of February 28,

2010.  The Company had $2.9 million of short-term letters of credit outstanding as of February 28, 2010.  The unused seasonal line of credit as of February 28, 2010 was $168.1 million.

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

Note 5:  Long-Term Debt

The Company has long-term debt availability through December 31, 2011, with CoBank, ACB of $156.6 million, of which $22.3 million in loans and $70.8 million in long-term letters of credit were outstanding as of February 28, 2010.  The unused long-term line of credit as of February 28, 2010, was $63.5 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $70.1 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

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

Note 6:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $2.9 million and $5.2 million for the six months ended February 28, 2010 and 2009, respectively and $1.7 million and $4.1 million for the three months ended February 28, 2010 and 2009, respectively.  Interest capitalized was $ ..2 million and $ .4 million for the six months ended February 28, 2010 and 2009, respectively and $ .1 million and $ .2 million for the three months ended February 28, 2010 and 2009, respectively.

Note 7:  Derivative Instruments and Hedging Activities

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position.  In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  At February 28, 2010, the Company had cash flow hedges for approximately 154,000 Euros with a maturity date of October 15, 2010.  At February 28, 2010, the fair value of the open contracts was a loss of approximately $8,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income/(loss) will be reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million tax exempt variable rate demand bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .208 % as of February 28, 2010 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  As of February 28, 2010, the fair value of the cash flow hedge, which is a loss of approximately $374,000, is deferred to accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended February 28, 2010.  The current period loss of $129,000 is classified as interest expense on the statements of operations.  As of February 28, 2010, $641,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months.

	Liability Derivatives as of February 28
		Fair Value (In Thousands)
	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$8	$173
Interest Rate Contracts	Other Long-Term Liabilities	374	—

Total Derivatives		$382	$173

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

Note 9:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 28, 2010 and 2009:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended February 28		For the Three Months Ended February 28
	2010	2009	2010	2009
Service Cost	$1,816	$2,099	$908	$1,049
Interest Cost	4,563	5,337	2,282	2,668
Expected Return on Plan Assets	(4,962)	(7,729)	(2,481)	(3,864)
Amortization of Prior Service Costs	658	822	329	411
Amortization of Net Actuarial Loss	3,470	35	1,735	18
FAS 158 Measurement Date Adjustment	—	(113)	—	(56)
Net Periodic Pension Cost	$5,545	$451	$2,773	$226

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended February 28		For the Three Months Ended February 28
	2010	2009	2010	2009
Service Cost	$484	$484	$242	$242
Interest Cost	927	944	464	472
Amortization of Net Actuarial Gain	(344)	(338)	(172)	(169)
Net Periodic Post-Retirement Cost	$1,067	$1,090	$534	$545

The Company has made contributions to the pension plans of approximately $2.5 million during the six months ended February 28, 2010 and is anticipating making total contributions of approximately $4.3 million to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $50,000 related to the Supplemental Executive Retirement Plans during the six months ended February 28, 2010.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $571,000 related to the post-retirement plans during the six months ended February 28, 2010.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 10:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
April 8, 2010	$76.77	600,000	498,570
February 28, 2010	$76.77	600,000	498,570
August 31, 2009	$76.77	600,000	498,570
February 28, 2009	$76.77	600,000	498,570

Common Stock:
April 8, 2010	$10.00	4,000	2,778
February 28, 2010	$10.00	4,000	2,788
August 31, 2009	$10.00	4,000	2,812
February 28, 2009	$10.00	4,000	2,803

Note 11: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $77.5 million and $82.7 million for the six months ended February 28, 2010 and 2009, respectively and $37.0 million and $35.2 million for the three months ended February 28, 2010 and 2009, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 28, 2010 and 2009, is shown below:

	For the Six Months Ended February 28, 2010 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$575,533	$12,237	$587,770
Gross Proceeds	$535,676	$6,631	$542,307
Depreciation and Amortization	$29,569	$5,606	$35,175
Interest Income	$33	$—	$33
Interest Expense	$4,478	$—	$4,478
Income from Equity Method Investees	$(1)	$—	$(1)
Other Income/(Expense), Net	$(22)	$(57)	$(79)
Consolidated Net Proceeds	$329,843	$6,532	$336,375

Capital Additions	$19,612	$1,287	$20,899

	For the Six Months Ended February 28, 2009 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$584,580	$12,007	$596,587
Gross Proceeds	$514,650	$6,422	$521,072
Depreciation and Amortization	$29,689	$5,585	$35,274
Interest Income	$117	$1	$118
Interest Expense	$5,345	$—	$5,345
Income from Equity Method Investees	$10	$—	$10
Other Income/(Expense), Net	$4,558	$(140)	$4,418
Consolidated Net Proceeds	$331,777	$6,243	$338,020

Capital Additions	$13,161	$1,057	$14,218

	For the Three Months Ended February 28, 2010 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$262,547	$5,815	$268,362
Gross Proceeds	$268,496	$3,012	$271,508
Depreciation and Amortization	$14,806	$2,803	$17,609
Interest Income	$24	$—	$24
Interest Expense	$2,456	$—	$2,456
Income from Equity Method Investees	$—	$—	$—
Other Income/(Expense), Net	$27	$—	$27
Consolidated Net Proceeds	$183,972	$2,991	$186,963

Capital Additions	$11,590	$340	$11,930

	For the Three Months Ended February 28, 2009 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$267,750	$5,782	$273,532
Gross Proceeds	$255,807	$2,991	$258,798
Depreciation and Amortization	$14,731	$2,791	$17,522
Interest Income	$9	$—	$9
Interest Expense	$2,918	$—	$2,918
Income from Equity Method Investees	$5	$—	$5
Other Income/(Expense), Net	$(46)	$(140)	$(186)
Consolidated Net Proceeds	$181,588	$2,833	$184,421

Capital Additions	$8,292	$307	$8,599

	As of February 28, 2010 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$344,388	$—	$344,388
Assets Held for Lease, Net	$—	$106,639	$106,639
Segment Assets	$931,578	$111,080	$1,042,658

	As of February 28, 2009 (Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$335,181	$—	$335,181
Assets Held for Lease, Net	$—	$115,333	$115,333
Segment Assets	$952,803	$119,786	$1,072,589

Note 13: Fair Value of Financial Instruments

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

Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt as of February 28, 2010 was approximately $136.9 million in comparison to the carrying value of $142.4 million.

Foreign Currency Forward Contracts — Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of February 28, 2010 was a loss of approximately $8,000.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of February 28, 2010 was a loss of approximately $374,000.

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

Note 14: Environmental Matters

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that have arisen and believes such issues will be resolved without any material adverse effect on the Company.

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

On June 26th, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that will place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative developments carefully yet cannot predict whether new proposed regulations will have a material impact on the Company.

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  As part of the stipulation agreement, the Company has agreed to make certain capital expenditures over the subsequent three years and implement specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories. The Company is on schedule with the agreed to changes.

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $21.2 million.

Note 15: Legal Matters

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On January 19, 2010, a motion was filed in Federal Court seeking a preliminary injunction to halt the planting and processing of Roundup Ready® sugarbeets for both the seed and root crops.  On March 16, 2010 the U.S. District Court denied the plaintiffs’ request for the preliminary injunction.  While there is always some possibility of interim developments, the Company believes it is unlikely that there will be any interference with the 2010 commercial root crop.

The District Court has scheduled a hearing for July of 2010 regarding remedies that will be imposed while the EIS is being completed. The timing of the hearing is subject to change by the District Court.  The results of this hearing will determine the actual direct impact of the decision on the Company and its sugarbeet producers.  There is no way to predict how the District Court will rule in the remedy phase.  It is possible that the District Court could in some way restrict the use of Roundup Ready® sugarbeet seed for the seed and/or commercial root crops pending completion of the EIS.  The number of years required to complete the EIS is currently uncertain.

Note 16: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the February 28, 2010 financial statements.

The Company is currently evaluating the provisions of the Health Care and Education Reconciliation Act of 2010 which was enacted into law on March 25, 2010.  The Company does not currently know the impact that this legislation will have on the Company’s financial condition or on its results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months and Three Months Ended February 28, 2010 and 2009

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2009 Form 10-K.

OVERVIEW

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2009 and to be processed during fiscal 2010 produced a total of 10.5 million tons of sugarbeets, or approximately 22.5 tons of sugarbeets per acre from approximately 467,000 acres.  This represents a decrease in total tons harvested of approximately 1.9 percent compared to the 2008 crop.  The sugar content of the 2009 crop is 16.7 percent as compared to the 17.6 percent sugar content of the 2008 crop.  The Company expects to produce a total of approximately 28.1 million hundredweight of sugar from the 2009 crop, a decrease of approximately 8.3 percent compared to the 2008 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2010 is expected to be approximately 15 percent lower than in fiscal 2009.  This expected decrease is primarily due to fewer tons harvested and a decline in the sugar content of the sugarbeets resulting in the decreased production of sugar and agri-products. Also contributing to this expected decrease are lower anticipated net selling prices for agri-products and increased operating costs. These anticipated decreases will be partially offset by anticipated higher net selling prices for sugar.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended February 28, 2010 and 2009

Revenue for the six months ended February 28, 2010, was $587.8 million, a decrease of $8.8 million from the six months ended February 28, 2009.  The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 28, 2010, as compared to the six months ended February 28, 2009.

Product	Revenue	Selling Price	Volume
Sugar	1.2%	10.0%	-8.0%
Pulp	-13.9%	-25.3%	15.2%
Molasses	-1.5%	14.7%	-14.1%
CSB	-11.8%	-7.3%	-4.9%
Betaine	7.6%	28.0%	-15.9%

The increases in selling prices for sugar, molasses and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp is the result of lower prices for competing alternative products in the marketplace.  The decreases in the volumes of sugar and molasses sold are primarily due to the timing of deliveries this year as compared to the previous year.  The increase in the volume of pulp sold reflects the impact of more product availability due to higher beginning inventories and increased production of pulp this year as compared to the previous year.  The decreases in the volumes of CSB and betaine sold are primarily due to lower production this year.

Rental revenue on the ProGold operating lease was $12.2 million and $12.0 million for the six months ended February 28, 2010 and 2009, respectively.

Cost of sales for the six months ended February 28, 2010, exclusive of payments to members for sugarbeets, decreased $30.1 million as compared to the six months ended February 28, 2009.  This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the six months ended February 29, 2010 was $191.1 million as compared to an increase of $149.6 million for the previous year’s six month period ended February 28, 2009 resulting in a $ 41.5 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Six Months Ended February 28
(In Millions)	2010	2009	Change
Beginning Product Inventories at Net Realizable Value	$(137.6)	$(150.6)	$13.0	(1)
Ending Product Inventories at Net Realizable Value	328.7	300.2	28.5	(2)
Increase in the Net Realizable Value of Product Inventories	$191.1	$149.6	$41.5

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

(2) The change is primarily due to a 15 percent increase in the per hundredweight net realizable value of sugar inventory as of February 28, 2010 as compared to February 28, 2009 partially offset by a 48 percent decrease in the per ton net realizable value of pulp inventory as of February 28, 2010 as compared to February 28, 2009.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of last year, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar were $7.7 million higher for the six months ended February 28, 2009, as compared to the six months ended February 28, 2010.

•                  Factory operating costs increased $4.4 million for the six months ended February 28, 2010, as compared to the six months ended February 28, 2009, primarily due to higher labor and benefits, coke and purchased power costs partially offset by decreased natural gas costs.

•                  The cost recognized associated with the non-member sugarbeets increased $14.6 million for the six months ended February 28, 2010, when compared to the six months ended February 28, 2009.  This increase was primarily due to an increase in tons of sugarbeets harvested this year.

Selling, general and administrative expenses decreased $6.2 million for the six months ended February 28, 2010, as compared to the six months ended February 28, 2009.  Selling expenses decreased $7.3 million primarily due to the decreased freight costs resulting from lower sales volumes.  General and administrative expenses increased $1.1 million due to general cost increases.

Interest expense decreased $ .9 million for the six months ended February 28, 2010, as compared to the six months ended February 28, 2009.  This was primarily due to decreased short term and long term average borrowing levels and lower short term and long term average interest rates.

Other Income/(Expense), Net decreased $4.5 million for the six months ended February 28, 2010, as compared to the six months ended February 28, 2009.  This was due primarily to the one-time receipt of $4.8 million in November 2008 related to a legal settlement.

Net proceeds attributable to American Crystal Sugar Company decreased $1.8 million for the six months ended February 28, 2010, as compared to the six months ended February 28, 2009.  Payments to/due members for sugarbeets decreased $3.7 million due to a lower forecasted gross beet payment for the 2009 crop as compared to that forecasted for the 2008 crop at this time last year partially offset by an increase in the tons of sugarbeets processed during the six months ended February 28, 2010, as compared to the six months ended February 28, 2009.  Non-member business activities resulted in a gain of $2.7 million for the six months ended February 28, 2010 as compared to a gain of $ .8 million for the six months ended February 28, 2009.  The increase of $1.9 million was primarily related to the activities of Sidney Sugars.

Comparison of the Three Months Ended February 28, 2010 and 2009

Revenue for the three months ended February 28, 2010, was $268.4 million, a decrease of $5.2 million from the three months ended February 28, 2009.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009.

Product	Revenue	Selling Price	Volume
Sugar	4.2%	13.3%	-8.0%
Pulp	-27.9%	-33.8%	8.9%
Molasses	59.3%	-0.6%	60.3%
CSB	7.0%	-6.5%	14.4%
Betaine	3.7%	16.8%	-11.3%

The increases in selling prices for sugar and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp is the result of lower prices for competing alternative products in the marketplace.  The decrease in the volume of sugar sold reflects the impact of less product availability due to lower beginning inventories this quarter as compared to the previous year.  The increase in the volume of pulp sold reflects the impact of more product availability due to higher beginning inventories and increased production of pulp this year as compared to the previous year.  The increase in the volume of molasses and CSB sold reflects the impact of more product availability this quarter due to increased production. The decline in the volume of betaine sold is primarily due to lower production this quarter.

Rental revenue on the ProGold operating lease was $5.8 million for each of the three months ended February 28, 2010 and 2009.

Cost of sales for the three months ended February 28, 2010, exclusive of payments to members for sugarbeets, decreased $17.9 million as compared to the three months ended February 28, 2009.  This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the three months ended February 28, 2010 was $125.6 million as compared to an increase of $91.6 million for the previous year’s three month period ended February 28, 2009 resulting in a $34.0 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended February 28
(In Millions)	2010	2009	Change
Beginning Product Inventories at Net Realizable Value	$(203.1)	$(208.6)	$5.5	(1)
Ending Product Inventories at Net Realizable Value	328.7	300.2	28.5	(2)
Increase in the Net Realizable Value of Product Inventories	$125.6	$91.6	$34.0

(1) The change is primarily due to a 7.8 percent decrease in the hundredweight of sugar inventory as of November 30, 2009 as compared to November 30, 2008 partially offset by a 5.7 percent increase in the per hundredweight net realizable value of sugar inventory.

(2) The change is primarily due to a 15.1 percent increase in the per hundredweight net realizable value of sugar inventory as of February 28, 2010 as compared to February 28, 2009 partially offset by a 48.4 percent decrease in the per ton net realizable value of pulp inventory as of February 28, 2010 as compared to February 28, 2009.

•                  In order to fulfill our customer’s needs on a timely basis, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar during the three months ended February 28, 2010.  As a result, the costs associated with purchased sugar were $1.6 million higher for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009.

•                  Factory operating costs increased $1.3 million for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009, due to general cost increases.

•                  The cost recognized associated with the non-member sugarbeets increased $13.3 million for the three months ended February 28, 2010, when compared to the three months ended February 28, 2009.  This increase was due to an increase in tons of sugarbeets harvested this year and an increased per ton beet payment.

Selling, general and administrative expenses increased $ .5 million for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009. General and administrative expenses increased $ .8 million due to general cost increases.  Selling expenses decreased $ ..3 million primarily due to the decreased freight costs resulting from lower sugar sales volume.

Interest expense decreased $ .5 million for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009.  This was primarily due to decreased short term and long term average borrowing levels and lower short term and long term average interest rates.

Net proceeds attributable to American Crystal Sugar Company increased $2.5 million for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009.  Payments to/due members for sugarbeets increased $2.3 million primarily due to a larger increase in the forecasted gross beet payment for the 2009 crop during the second quarter this year as compared to the increase in the forecasted gross beet payment for the 2008 crop during the second quarter last year.  Non-member business activities resulted in a gain of $ .7 million for the three months ended February 28, 2010 as compared to a gain of $ .5 million for the three months ended February 28, 2008.  The increase was primarily related to the activities of Sidney Sugars.

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

The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of February 28, 2010 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of February 28, 2010.  The Company’s commercial paper program provides short-term borrowings of up to $320 million of which approximately $150.0 million was outstanding as of February 28, 2010.  The Company had $2.9 million of short-term letters of credit outstanding as of February 28, 2010.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of February 28, 2010, was $168.1 million.

The Company also has long-term debt availability through December 31, 2011, with CoBank, ACB of $156.6 million, of which $22.3 million in loans and $70.8 million in long-term letters of credit were outstanding as of February 28, 2010.  The unused long-term line of credit as of February 28, 2010 was $63.5 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2010, of $50.0 million from a private placement of Senior Notes that occurred in September of 1998 and $70.1 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $13.6 million as of February 28, 2010, for equipment and construction contracts related to various capital projects.

The liquidity changes that have occurred in the Company’s financial statements from August 31, 2009, to February 28, 2010, were primarily due to normal business seasonality.  The first six months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the startup of the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $35.6 million for the six months ended February 28, 2010, as compared to $105.6 million for the six months ended February 28, 2009.  This decrease in the use of cash of $70.0 million was primarily the result of the following:

•                  Reflected in the change in the net cash provided by operating activities is a net cash increase of $1.5 million from the prior year which was the result of a decrease in the forecasted member gross beet payment of $3.7 million and decreased costs of $6.6 million partially offset by a decrease in revenue of $8.8 million.

•                  There was a net favorable change in assets and liabilities of $68.0 million primarily comprised of the following:

•                  The decrease in cash used related to the Amount Due Growers of $49.4 million was due to a reduction in the current year’s total estimated grower payment based on a reduction in tons harvested and a lower estimated per ton member grower payment this year as compared to this time last year. Also adding to this decrease was a larger increase in the forecasted grower payment this year during the second quarter.

•                  The decrease in cash used related to changes in advances to related parties of $11.3 million was primarily due to the timing of the cash requirements of our marketing agents.

•                  The decrease in cash used related to changes in accrued continuing costs of $24.0 million was the result of a difference in the timing of revenues and expenses between the two years.

•                  The decrease in cash used related to changes in accounts payable of $2.4 million, $3.3 in other liabilities and $2.2 in non-current pension asset/liabilities is due to the timing of payments.

•                  These decreases in cash used were partially offset by an increase in receivables of $15.2 million due to the timing of collections.

•                  An increase in cash used related to the change in inventories of $8.3 million was primarily due to a $37.7 million increase in finished product inventories related to an increased net realizable value per hundredweight of sugar. This was partially offset by a $29.5 million decrease in the value of unprocessed sugarbeets, primarily the result of less tons of unprocessed sugarbeets remaining this year as compared to this time last year.

The net cash used in investing activities was $26.3 million for the six months ended February 28, 2010, as compared to $18.7 million for the six months ended February 28, 2009.  The increase of $7.6 million was primarily due to increased purchases of property and equipment.

The net cash provided by financing activities was $62.1 million for the six months ended February 28, 2010, as compared to $124.3 million for the six months ended February 28, 2009.  This decrease of $62.1 million was primarily due to decreased net proceeds from short-term debt of $70.4 million partially offset by decreased payment of unit retains of $7.8 and decreased distributions to Noncontrolling Interests of $ .7 million.

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

Environmental

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that have arisen and believes such issues will be resolved without any material adverse effect on the Company.

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

On June 26th, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that will place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative developments carefully yet cannot predict whether new proposed regulations will have a material impact on the Company.

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  As part of the stipulation agreement, the Company has agreed to make certain capital expenditures over the subsequent three years and implement specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories. The Company is on schedule with the agreed to changes.

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $21.2 million.

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

Item 4T.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On January 19, 2010, a motion was filed in Federal Court seeking a preliminary injunction to halt the planting and processing of Roundup Ready® sugarbeets for both the seed and root crops.  On March 16, 2010 the U.S. District Court denied the plaintiffs’ request for the preliminary injunction.  While there is always some possibility of interim developments, the Company believes it is unlikely that there will be any interference with the 2010 commercial root crop.

The District Court has scheduled a hearing for July of 2010 regarding remedies that will be imposed while the EIS is being completed. The timing of the hearing is subject to change by the District Court.  The results of this hearing will determine the actual direct impact of the decision on the Company and its sugarbeet producers.  There is no way to predict how the District Court will rule in the remedy phase.  It is possible that the District Court could in some way restrict the use of Roundup Ready® sugarbeet seed for the seed and/or commercial root crops pending completion of the EIS.  The number of years required to complete the EIS is currently uncertain.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held meetings in December 2009 with its shareholders from the Hillsboro Factory and the Moorhead Factory districts.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2010	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer