Form 10-Q
period 2010-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2010-07-15
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 7, 2010
$10 Par Value	2,768

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	May 31		August 31
	2010	2009	2009*
Current Assets:
Cash and Cash Equivalents	$122	$125	$127
Receivables:
Trade	67,265	64,850	61,665
Members	4,907	5,108	4,480
Other	730	281	2,565
Advances to Related Parties	958	14,131	22,744
Inventories	367,753	381,026	181,311
Prepaid Expenses	1,623	1,465	864

Total Current Assets	443,358	466,986	273,756

Property and Equipment:
Land and Land Improvements	69,745	63,259	67,011
Buildings	122,562	115,096	116,907
Equipment	909,040	877,245	892,678
Construction in Progress	21,433	13,731	14,522
Less Accumulated Depreciation	(776,657)	(739,588)	(737,182)

Net Property and Equipment	346,123	329,743	353,936

Net Property and Equipment Held for Lease	104,869	113,075	111,015

Other Assets:
Investments in CoBank, ACB	8,771	10,111	10,111
Investments in Marketing Cooperatives	481	4,306	135
Pension Asset	—	35,713	—
Other Assets	11,864	10,589	12,305

Total Other Assets	21,116	60,719	22,551

Total Assets	$915,466	$970,523	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2010	2009	2009*
Current Liabilities:
Short-Term Debt	$136,037	$193,770	$45,989
Current Maturities of Long-Term Debt	11,522	19,503	18,789
Accounts Payable	20,235	14,292	35,381
Advances Due to Related Parties	1,662	1,087	1,863
Accrued Continuing Costs	86,126	77,046	—
Other Current Liabilities	36,488	29,484	34,034
Amounts Due Growers	106,388	89,624	87,218

Total Current Liabilities	398,458	424,806	223,274

Long-Term Debt, Net of Current Maturities	130,552	139,012	143,073

Accrued Employee Benefits	46,529	35,091	46,458

Other Liabilities	11,694	7,621	8,925

Total Liabilities	587,233	606,530	421,730

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	164,249	150,577	181,601
Equity Retention	—	—	—
Accumulated Other Comprehensive Income (Loss)	(58,370)	(8,152)	(63,705)
Retained Earnings (Accumulated Deficit)	(20,123)	(24,919)	(23,882)

Total American Crystal Sugar Company Members’ Investments	276,320	308,070	284,578

Noncontrolling Interests	51,913	55,923	54,950

Total Members’ Investments	328,233	363,993	339,528

Total Liabilities and Members’ Investments	$915,466	$970,523	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2010	2009	2010	2009
Net Revenue	$917,219	$900,215	$329,449	$303,628

Cost of Sales	143,308	126,721	97,845	51,206

Gross Proceeds	773,911	773,494	231,604	252,422

Selling, General and Administrative Expenses	177,047	179,883	59,197	55,857
Accrued Continuing Costs	86,126	77,046	4,471	19,387

Operating Proceeds	510,738	516,565	167,936	177,178

Other Income (Expense):
Interest Income	15	192	(18)	74
Interest Expense, Net	(6,622)	(7,250)	(2,144)	(1,905)
Other, Net	(121)	4,357	(41)	(71)

Total Other Income (Expense)	(6,728)	(2,701)	(2,203)	(1,902)

Proceeds Before Income Tax Expense	504,010	513,864	165,733	175,276

Income Tax Expense	(2,778)	(1,046)	(876)	(478)

Consolidated Net Proceeds	501,232	512,818	164,857	174,798

Less: Net Proceeds Attributable to Noncontrolling Interests	(5,006)	(4,445)	(1,806)	(1,386)

Net Proceeds Attributable to American Crystal Sugar Company	$496,226	$508,373	$163,051	$173,412

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$3,759	$1,273	$1,015	$459
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	3,759	1,273	1,015	459
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	492,467	507,100	162,036	172,953
Total	$496,226	$508,373	$163,051	$173,412

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	May 31
	2010	2009
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$496,226	$508,373
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(492,467)	(507,100)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	50,611	50,530
(Income)/Loss from Equity Method Investees	5	(28)
Loss on the Disposition of Property and Equipment	182	610
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(147)	(165)
Deferred Gain Recognition	(47)	(81)
Noncontrolling Interests	5,006	4,445
Changes in Assets and Liabilities:
Receivables	(4,192)	1,212
Inventories	(186,442)	(192,698)
Prepaid Expenses	(801)	(300)
Non Current Pension Asset/Liability	3,290	473
Advances To/Due to Related Parties	21,585	4,004
Accounts Payable	(11,445)	(17,446)
Accrued Continuing Costs	86,126	77,046
Other Liabilities	7,079	3,686
Amounts Due Growers	19,170	(31,309)
Net Cash Used In Operating Activities	(6,261)	(98,748)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(37,473)	(24,307)
Purchases of Property and Equipment Held for Lease	(2,357)	(1,591)
Proceeds from the Sale of Property and Equipment	18	6
Equity Refund from CoBank, ACB	1,487	—
Changes in Other Assets	(284)	(114)
Net Cash Used In Investing Activities	(38,609)	(26,006)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	90,048	178,473
Proceeds from Issuance of Long-Term Debt	—	68,700
Long-Term Debt Repayment	(19,788)	(88,977)
Distributions to Noncontrolling Interests	(8,043)	(8,361)
Payment of Unit Retains and Equity Retention	(17,352)	(25,084)
Net Cash Provided By Financing Activities	44,865	124,751
Decrease In Cash and Cash Equivalents	(5)	(3)
Cash and Cash Equivalents, Beginning of Year	127	128

Cash and Cash Equivalents, End of Period	$122	$125

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($3,703,000) and ($4,098,000) for the nine months ended May 31, 2010 and 2009, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2010 and 2009

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

Certain other reclassifications have been made to the May 31, 2009 consolidated financial statements to conform with the May 31, 2010 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

The operating results for the nine months ended May 31, 2010, are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2009 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2009 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

In January 2010, the FASB issued an update to the authoritative guidance which contains amendments and clarification to the guidance related to the disclosures involving recurring or nonrecurring fair value measurements. The new disclosures and clarifications became effective and were adopted by the Company in the third quarter of fiscal 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements which becomes effective for the Company in the first quarter of fiscal 2012. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	May 31 2010	May 31 2009	August 31 2009
Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$326,917	$346,319	$138,039
Unprocessed Sugarbeets	—	—	—
Maintenance Parts and Supplies	40,836	34,707	43,272

Total Inventories	$367,753	$381,026	$181,311

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

As of May 31, 2010, the Company had outstanding commercial paper of $136.0 million at average interest rates of ..43% to .57% and maturity dates between June 1, 2010 and June 16, 2010.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of May 31, 2010.  The Company had $3.0 million of short-term letters of credit outstanding as of May 31, 2010.  The unused seasonal line of credit as of May 31, 2010 was $182.0 million.

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

Note 5:  Long-Term Debt

The Company has long-term debt availability through December 31, 2011, with CoBank, ACB of $156.6 million, of which $22.3 million in loans and $69.4 million in long-term letters of credit were outstanding as of May 31, 2010.  The unused long-term line of credit as of May 31, 2010, was $64.9 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

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

Note 6:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $5.9 million and $7.0 million for the nine months ended May 31, 2010 and 2009, respectively and $3.0 million and $ 1.8 million for the three months ended May 31, 2010 and 2009, respectively.  Interest capitalized was $ ..3 million and $ .6 million for the nine months ended May 31, 2010 and 2009, respectively and $ .1 million and $ .2 million for the three months ended May 31, 2010 and 2009, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  At May 31, 2010, the Company had cash flow hedges for approximately 178,000 Euros with maturity dates of June 1, 2010 to October 15, 2010.  At May 31, 2010, the fair value of the open contracts was a loss of approximately $32,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income/(loss) will be reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million tax exempt variable rate demand bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .272 % as of May 31, 2010 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  As of May 31, 2010, the fair value of the cash flow hedge, which is a loss of approximately $602,000, is deferred to accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended May 31, 2010.  The current period loss of $170,000 is classified as interest expense on the statements of operations.  As of May 31, 2010, $566,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months.

	Asset Derivatives as of May 31
		Fair Value (In Thousands)
	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$—	$3

Total Asset Derivatives		$—	$3

	Liability Derivatives as of May 31
		Fair Value (In Thousands)
	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$32	$—
Interest Rate Contracts	Other Long-Term Liabilities	602	—

Total Liability Derivatives		$634	$—

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

Note 9:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2010 and 2009:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2010	2009	2010	2009
Service Cost	$2,724	$3,148	$908	$1,049
Interest Cost	6,845	8,005	2,282	2,668
Expected Return on Plan Assets	(7,443)	(11,593)	(2,481)	(3,864)
Amortization of Prior Service Costs	987	1,233	329	411
Amortization of Net Actuarial Loss	5,205	53	1,735	18
FAS 158 Measurement Date Adjustment	—	(169)	—	(56)
Net Periodic Pension Cost	$8,318	$677	$2,773	$226

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2010	2009	2010	2009
Service Cost	$726	$726	$242	$242
Interest Cost	1,391	1,415	464	472
Amortization of Net Actuarial Gain	(515)	(506)	(172)	(169)
Net Periodic Post-Retirement Cost	$1,602	$1,635	$534	$545

The Company has made contributions to the pension plans of approximately $4.3 million during the nine months ended May 31, 2010 and is not anticipating making any additional contributions to the pension plans during the remainder of this fiscal year.  The Company has contributed and made benefit payments of approximately $66,000 related to the Supplemental Executive Retirement Plans during the nine months ended May 31, 2010.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $846,000 related to the post-retirement plans during the nine months ended May 31, 2010.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 10:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
July 7, 2010	$76.77	600,000	498,570
May 31, 2010	$76.77	600,000	498,570
August 31, 2009	$76.77	600,000	498,570
May 31, 2009	$76.77	600,000	498,570

Common Stock:
July 7, 2010	$10.00	4,000	2,768
May 31, 2010	$10.00	4,000	2,765
August 31, 2009	$10.00	4,000	2,812
May 31, 2009	$10.00	4,000	2,795

Note 11: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $118.2 million and $120.9 million for the nine months ended May 31, 2010 and 2009, respectively and $40.7 million and $38.2 million for the three months ended May 31, 2010 and 2009, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2010 and 2009, is shown below:

	For the Nine Months Ended May 31, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$898,436	$18,783	$917,219
Gross Proceeds	$763,542	$10,369	$773,911
Depreciation and Amortization	$42,197	$8,414	$50,611
Interest Income	$15	$—	$15
Interest Expense	$6,621	$1	$6,622
Loss from Equity Method Investees	$(5)	$—	$(5)
Other Income/(Expense), Net	$(26)	$(90)	$(116)
Consolidated Net Proceeds	$491,015	$10,217	$501,232

Capital Additions	$33,770	$2,357	$36,127

	For the Nine Months Ended May 31, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$882,491	$17,724	$900,215
Gross Proceeds	$764,147	$9,347	$773,494
Depreciation and Amortization	$42,153	$8,377	$50,530
Interest Income	$190	$2	$192
Interest Expense	$7,250	$—	$7,250
Income from Equity Method Investees	$28	$—	$28
Other Income/(Expense), Net	$4,469	$(140)	$4,329
Consolidated Net Proceeds	$503,746	$9,072	$512,818

Capital Additions	$20,209	$1,591	$21,800

	For the Three Months Ended May 31, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$322,903	$6,546	$329,449
Gross Proceeds	$227,866	$3,738	$231,604
Depreciation and Amortization	$12,628	$2,808	$15,436
Interest Income	$(18)	$—	$(18)
Interest Expense	$2,143	$1	$2,144
Loss from Equity Method Investees	$(4)	$—	$(4)
Other Income/(Expense), Net	$(4)	$(33)	$(37)
Consolidated Net Proceeds	$161,172	$3,685	$164,857

Capital Additions	$14,158	$1,070	$15,228

	For the Three Months Ended May 31, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$297,911	$5,717	$303,628
Gross Proceeds	$249,497	$2,925	$252,422
Depreciation and Amortization	$12,464	$2,792	$15,256
Interest Income	$73	$1	$74
Interest Expense	$1,905	$—	$1,905
Income from Equity Method Investees	$18	$—	$18
Other Income/(Expense), Net	$(89)	$—	$(89)
Consolidated Net Proceeds	$171,969	$2,829	$174,798

Capital Additions	$7,048	$534	$7,582

	As of May 31, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$346,123	$—	$346,123
Assets Held for Lease, Net	$—	$104,869	$104,869
Segment Assets	$806,487	$108,979	$915,466

	As of May 31, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$329,743	$—	$329,743
Assets Held for Lease, Net	$—	$113,075	$113,075
Segment Assets	$852,960	$117,563	$970,523

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

Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the fair value of the long-term debt as of May 31, 2010 was approximately $135.9 million in comparison to the carrying value of $142.1 million.

Foreign Currency Forward Contracts — Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of May 31, 2010 was a loss of approximately $32,000.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of May 31, 2010 was a loss of approximately $602,000.

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

On June 26th, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that will place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative and regulatory developments carefully yet cannot predict whether new proposed laws or regulations will have a material impact on the Company.

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

The District Court has scheduled a hearing for August of 2010 regarding remedies that will be imposed while the EIS is being completed.  The timing of the hearing is subject to change by the District Court.  The results of this hearing will determine the actual direct impact of the decision on the Company and its sugarbeet producers.  There is no way to predict how the District Court will rule in the remedy phase. It is possible that the District Court could in some way restrict the use of Roundup Ready® sugarbeet seed for the seed and/or commercial root crops pending completion of the EIS.  The number of years required to complete the EIS is currently uncertain.

Note 16: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the May 31, 2010 financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months and Three Months Ended May 31, 2010 and 2009

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

OVERVIEW

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2009 and processed during fiscal 2010 produced a total of 10.5 million tons of sugarbeets, or approximately 22.5 tons of sugarbeets per acre from approximately 467,000 acres.  This represents a decrease in total tons harvested of approximately 1.9 percent compared to the 2008 crop.  The sugar content of the 2009 crop is 16.7 percent as compared to the 17.6 percent sugar content of the 2008 crop.  The Company expects to produce a total of approximately 29.0 million hundredweight of sugar from the 2009 crop, a decrease of approximately 5.5 percent compared to the 2008 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2010 is expected to be approximately 7 percent lower than in fiscal 2009.  This expected decrease is primarily due to fewer tons harvested and a decline in the sugar content of the sugarbeets resulting in the decreased production of sugar and agri-products. Also contributing to this expected decrease are a lower anticipated net selling price for pulp and increased operating costs. These anticipated decreases will be partially offset by anticipated higher net selling prices for sugar.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended May 31, 2010 and 2009

Revenue for the nine months ended May 31, 2010, was $917.2 million, an increase of $17.0 million from the nine months ended May 31, 2009.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2010, as compared to the nine months ended May 31, 2009.

Product	Revenue	Selling Price	Volume
Sugar	4.9%	10.4%	-5.1%
Pulp	-16.5%	-28.1%	16.1%
Molasses	-11.4%	8.7%	-18.5%
CSB	-10.7%	-5.7%	-5.3%
Betaine	4.8%	18.6%	-11.6%

The increases in selling prices for sugar, molasses and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp is the result of lower prices for competing alternative products in the marketplace.  The decreases in the volumes of sugar and molasses sold are primarily due to lower beginning inventories this year as compared to the previous year along with reduced sugar production this year.  The increase in the volume of pulp sold reflects the impact of more product availability due to higher beginning inventories of pulp this year as compared to the previous year.  The decreases in the volumes of CSB and betaine sold are primarily due to lower production this year.

Rental revenue on the ProGold operating lease was $18.8 million and $17.7 million for the nine months ended May 31, 2010 and 2009, respectively.

Cost of sales for the nine months ended May 31, 2010, exclusive of payments to members for sugarbeets, increased $16.6 million as compared to the nine months ended May 31, 2009.  This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The increase in the net realizable value of product inventories for the nine months ended May 31, 2010 was $187.2 million as compared to an increase of $194.8 million for the previous year’s nine month period ended May 31, 2009 resulting in a $7.6 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Nine Months Ended May 31
(In Millions)	2010	2009	Change
Beginning Product Inventories at Net Realizable Value	$(137.6)	$(150.6)	$13.0	(1)
Ending Product Inventories at Net Realizable Value	324.8	345.4	(20.6	)(2)
Increase in the Net Realizable Value of Product Inventories	$187.2	$194.8	$(7.6)

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

(2) The change is primarily due to a 16.2 percent decrease in the hundredweight of sugar inventory as of May 31, 2010 as compared to May 31, 2009, a 49 percent decrease in the per ton net realizable value of pulp inventory as of May

31, 2010 as compared to May 31, 2009 and a 13 percent decrease in the total tons of pulp inventory on hand as of May 31, 2010 compared to May 31, 2009 partially offset by a 16.9 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2010 compared to May 31, 2009.

•                  The cost recognized associated with the non-member sugarbeets increased $14.9 million for the nine months ended May 31, 2010, when compared to the nine months ended May 31, 2009.  This increase was primarily due to an increase in tons of sugarbeets harvested this year.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of last year, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar were $7.8 million lower for the nine months ended May 31, 2010, as compared to the nine months ended May 31, 2009.

Selling, general and administrative expenses decreased $2.8 million for the nine months ended May 31, 2010, as compared to the nine months ended May 31, 2009.  Selling expenses decreased $3.8 million primarily due to the decreased freight costs resulting from lower sales volumes.  General and administrative expenses increased $1.0 million due to general cost increases.

Interest expense decreased $ .6 million for the nine months ended May 31, 2010, as compared to the nine months ended May 31, 2009.  This was primarily due to decreased short term and long term average borrowing levels and lower short term and long term average interest rates.

Other Income/(Expense), Net  decreased $4.5 million for the nine months ended May 31, 2010, as compared to the nine months ended May 31, 2009.  This was due primarily to the one-time receipt of $4.8 million in November 2008 related to a legal settlement.

Net proceeds attributable to American Crystal Sugar Company decreased $12.1 million for the nine months ended May 31, 2010, as compared to the nine months ended May 31, 2009.  Payments to/due members for sugarbeets decreased $14.6 million due to a decrease in tons processed for the 2009 crop as compared to the 2008 crop partially offset by a slightly higher forecasted gross beet payment for the 2009 crop as compared to that forecasted for the 2008 crop.  Non-member business activities resulted in a gain of $3.8 million for the nine months ended May 31, 2010 as compared to a gain of $1.3 million for the nine months ended May 31, 2009.  The increase of $2.5 million was primarily related to the activities of Sidney Sugars.

Comparison of the Three Months Ended May 31, 2010 and 2009

Revenue for the three months ended May 31, 2010, was $329.4 million, an increase of $25.8 million from the three months ended May 31, 2009.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2010, as compared to the three months ended May 31, 2009.

Product	Revenue	Selling Price	Volume
Sugar	12.2%	11.3%	0.9%
Pulp	-21.1%	-33.0%	17.7%
Molasses	-27.0%	-1.0%	-26.3%
CSB	-8.2%	-2.3%	-6.0%
Betaine	-0.8%	0.0%	-0.8%

The increase in the selling price for sugar reflects a strong market due to supply and demand factors. The decrease in the selling price of pulp is the result of lower prices for competing alternative products in the marketplace.  The increase in the volume of pulp sold reflects the impact of more product availability due to higher beginning inventories this year as compared to the previous year.  The decrease in the volume of molasses and CSB sold is primarily due to the timing of deliveries this year as compared to the previous year.

Rental revenue on the ProGold operating lease was $6.5 million for the three months ended May 31, 2010 compared to $5.7 million for the three months ended May 31, 2009.

Cost of sales for the three months ended May 31, 2010, exclusive of payments to members for sugarbeets, increased $46.6 million as compared to the three months ended May 31, 2009.  This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value.  The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations.  The decrease in the net realizable value of product inventories for the three months ended May 31, 2010 was $3.9 million as compared to a increase of $45.2 million for the previous year’s three month period ended May 31, 2009 resulting in a $49.1 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended May 31
(In Millions)	2010	2009	Change
Beginning Product Inventories at Net Realizable Value	$(328.7)	$(300.2)	$(28.5	)(1)
Ending Product Inventories at Net Realizable Value	324.8	345.4	(20.6	)(2)
Increase (Decrease) in the Net Realizable Value of Product Inventories	$(3.9)	$45.2	$(49.1)

(1) The change is primarily due to a 15.1 percent increase in the per hundredweight net realizable value of sugar inventory as of February 28, 2010 as compared to February 28, 2009 partially offset by a  48.4 percent decrease in the per ton net realizable value of pulp inventory as of February 28, 2010 as compared to February 28, 2009.

(2) The change is primarily due to a 16.2 percent decrease in the hundredweight of sugar inventory as of May 31, 2010 as compared to May 31, 2009, a 49 percent decrease in the per ton net realizable value of pulp inventory as of May 31, 2010 as compared to May 31, 2009 and a 13 percent decrease in the total tons of pulp inventory on hand as of May 31, 2010 compared to May 31, 2009 partially offset by a 16.9 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2010 compared to May 31, 2009.

•                  Factory operating costs decreased $4.2 million for the three months ended May 31, 2010, as compared to the three months ended May 31, 2009, primarily due to a shorter processing campaign this year resulting from fewer sugarbeets to process.

Selling, general and administrative expenses increased $3.3 million for the three months ended May 31, 2010, as compared to the three months ended May 31, 2009.  Selling expenses increased $3.3 million primarily due to the increased costs resulting from higher pulp sales volume and increased freight costs related to the shipments of sugar. General and administrative expenses remained level for the three months ended May 31, 2010 as compared to May 31, 2009.

Interest expense increased $ .2 million for the three months ended May 31, 2010, as compared to the three months ended May 31, 2009.  This was primarily due to an increased long term average interest rate.

Net proceeds attributable to American Crystal Sugar Company decreased $10.4 million for the three months ended May 31, 2010, as compared to the three months ended May 31, 2009.  Payments to/due members for sugarbeets decreased $10.9 million primarily due to a decrease in tons processed for the 2009 crop as compared to the 2008 crop partially offset by a slightly higher forecasted gross beet payment for the 2009 crop as compared to that forecasted for the 2008 crop.  Non-member business activities resulted in a gain of $1.0 million for the three months ended May 31, 2010 as compared to a gain of $ .5 million for the three months ended May 31, 2009.  The increase was primarily related to the activities of Sidney Sugars.

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

The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of May 31, 2010 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of May 31, 2010.  The Company’s commercial paper program provides short-term borrowings of up to $320 million of which approximately $136.0 million was outstanding as of May 31, 2010.  The Company had $3.0 million of short-term letters of credit outstanding as of May 31, 2010.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of May 31, 2010, was $182.0 million.

The Company also has long-term debt availability through December 31, 2011, with CoBank, ACB of $156.6 million, of which $22.3 million in loans and $69.4 million in long-term letters of credit were outstanding as of May 31, 2010.  The unused long-term line of credit as of May 31, 2010 was $64.9 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2010, of $50.0 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $32.7 million as of May 31, 2010, for equipment and construction contracts related to various capital projects.

The liquidity changes that have occurred in the Company’s financial statements from August 31, 2009, to May 31, 2010, were primarily due to normal business seasonality.  The first nine months of the Company’s fiscal year includes: the completion of the sugarbeet harvest; the processing campaign; the final payments to growers for sugarbeets delivered from the previous year’s crop; and the initial payments to growers for sugarbeets delivered from the current year’s crop.

The net cash used by operations was $6.3 million for the nine months ended May 31, 2010, as compared to $98.7 million for the nine months ended May 31, 2009.  This decrease in the use of cash of $92.5 million was primarily the result of the following:

•                  Reflected in the change in the net cash provided by operating activities is a net cash increase of $2.8 million from the prior year which was the result of a decrease in the forecasted member gross beet payment of $14.6 million and increased revenue of $17.0 million partially offset by increased costs of $28.8 million.

•                  There was a net favorable change in assets and liabilities of $89.7 million primarily comprised of the following:

•                  The decrease in cash used related to the Amount Due Growers of $50.5 million was due to a reduction of $33.7 million in the final grower payments issued in fiscal 2010 for the previous year’s crop as compared to the final grower payments issued in fiscal 2009.

Also adding to this favorable change was $16.8 million due to a larger increase this year as compared to last year in the forecasted grower payments since the last payments were made to the growers in March of each year partially offset by a lower current year’s total estimated grower payment due to a reduction in tons harvested.

•                  The decrease in cash used related to changes in advances to related parties of $17.6 million was primarily due to the timing of the cash requirements of our marketing agents.

•                  The decrease in cash used related to changes in accrued continuing costs of $9.1 million was the result of a difference in the timing of revenues and expenses between the two years.

•                  The decrease in cash used related to changes in accounts payable of $6.0 million, $3.4 in other liabilities and $2.8 in non-current pension asset/liabilities is due to the timing of payments.

•                  A decrease in cash used related to the change in inventories of $6.3 million was primarily due to a decrease in finished product inventories as of May 31, 2010 related to less sugar and pulp on hand and a decreased net realizable value per ton of pulp partially offset by an increased net realizable value per hundredweight of sugar.

•                  These decreases in cash used were partially offset by an increase in receivables of $5.4 million due to the timing of collections.

The net cash used in investing activities was $38.6 million for the nine months ended May 31, 2010, as compared to $26.0 million for the nine months ended May 31, 2009.  The increase of $12.6 million was primarily due to increased purchases of property and equipment.

The net cash provided by financing activities was $44.9 million for the nine months ended May 31, 2010, as compared to $124.8 million for the nine months ended May 31, 2009.  This decrease of $79.9 million was primarily due to decreased net proceeds from short-term debt of $88.4 million and decreased proceeds from long term debt of $68.7 million partially offset by decreased long term debt repayments of $69.2 million and decreased payments of unit retains of $7.7 million.

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

On June 26th, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that will place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative and regulatory developments carefully yet cannot predict whether new proposed laws or regulations will have a material impact on the Company.

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

Item 4T.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The District Court has scheduled a hearing for August of 2010 regarding remedies that will be imposed while the EIS is being completed.  The timing of the hearing is subject to change by the District Court.  The results of this hearing will determine the actual direct impact of the decision on the Company and its sugarbeet producers.  There is no way to predict how the District Court will rule in the remedy phase. It is possible that the District Court could in some way restrict the use of Roundup Ready® sugarbeet seed for the seed and/or commercial root crops pending completion of the EIS.  The number of years required to complete the EIS is currently uncertain.

Item 1A.  Risk Factors.

Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act which amends certain provisions of the PPACA were signed into law.  The Company believes healthcare costs could increase as a result of this legislation, negatively affecting the Company’s profitability.

Financial Regulation Legislation

Financial regulation legislation, including a Section 404 permanent exemption for non-accelerated filers, is currently under consideration by the U.S. Congress.  This Section 404 permanent exemption would eliminate the requirement for our independent registered public accounting firm auditing our financial statements of attesting to and reporting on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 15, 2010	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer