Form 10-K
period 2010-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2010-11-03
CIK 4828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒

As of October 28, 2010, 2,768 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

This report contains forward-looking statements and information based upon assumptions by American Crystal Sugar Company’s management, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of forward-looking terminology such as “expects”, “believes”, “will” or similar verbs or expressions.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors influencing the Company and its business which are described in this report in the “Risk Factors” section below.  Readers are urged to consider these factors when evaluating any forward-looking statement.  The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

Item 1.                                        BUSINESS

GENERAL

The Company is a Minnesota 308A agricultural cooperative corporation owned by approximately 2,800 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley forms a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders with the ability to process their sugarbeets into sugar and agri-products such as: molasses; sugarbeet pulp; and by-products of the molasses desugarization process, betaine and concentrated separated by-product (CSB).  The Company’s Board of Directors establishes sugarbeet acreage planting requirements in the Red River Valley (the Red River Valley crop) each year based on factory processing capacity, expected crop quality, government regulations and other factors.  The total authorized acres to be planted are allocated ratably to each preferred share held by the members.  The Company processed sugarbeets from approximately 442,000 acres for the 2009 Red River Valley crop and expects to process sugarbeets from approximately 415,000 acres for the 2010 Red River Valley crop.

The Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars), owns two additional sugarbeet processing facilities.  At the Sidney, Montana, facility, the Company processed non-member sugarbeets from approximately 25,000 acres for the 2009 crop and expects to process from approximately 31,000 acres for the 2010 crop.  The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer.

The Company, through its wholly-owned subsidiary, Crab Creek Sugar Company (Crab Creek), controls the long-term production of sugar at a sugarbeet processing facility at Moses Lake, Washington.  Neither Crab Creek nor the Company currently operates or intends to operate the Moses Lake facility.

The Company is the controlling member of ProGold Limited Liability Company (ProGold), which owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated (Cargill) pursuant to a 10 year lease between ProGold and Cargill that runs through December 31, 2017. The lease provides that Cargill pay ProGold average annual rental payments equal to $21,900,000.

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

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  Total sugar sales accounted for 88.1 percent, 85.6 percent and 87.1 percent of the Company’s consolidated total revenues for the years ended August 31, 2010, 2009 and 2008, respectively.  United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2010, 86.4 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation to wholesalers and retailers under the “Crystal Sugar” and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal Sugar” trademark to United Sugars Corporation.

The majority of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed.  Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  A large proportion of the Company’s pulp production is exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 8.7 percent of the Company’s consolidated total revenues during fiscal 2010, of which export agri-product sales accounted for 3.8 percent of such revenues.  Agri-products sales accounted for 10.4 percent and 9.9 percent of the Company’s consolidated total revenues in fiscal 2009 and fiscal 2008, respectively, while agri-product export sales accounted for 4.8 percent and 4.4 percent of the Company’s total revenues in fiscal 2009 and fiscal 2008, respectively.

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

Raw Materials

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members are party to a five year contract for the 2008 through 2012 crop years which will automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each share of Preferred Stock held by a member requires that member to grow sugarbeets, subject to the planting tolerance, for sale to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that is required to be planted for each share of Preferred Stock held by the members.  The Company’s Board of Directors set the planting tolerance for the 2010 crop year at .80 to .85 acres per share of preferred stock.  Based on current market conditions and processing capacity, the Company estimates planting tolerances for the 2011 crop year and beyond will be in the range of .80 to .85 acres per Preferred Share.  The Board of Directors and management regularly review and determine the relationship between the ownership of Preferred Stock and acreage planting.

The gross beet payment is the value of recovered sugar from the sugarbeets a member delivers plus the member’s share of agri-product revenues, minus the member’s share of member business operating costs.  The following allowances, costs and deductions, if applicable, are used to adjust the gross beet payment to arrive at the net payment to the members: hauling program allowance and costs, pre-pile premium and costs, tare incentive premium/penalty program, late harvest program costs and unit retains.  The costs of these programs are shared among members on the basis of the net tonnage of sugarbeets delivered by each member.

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

Seasonality

The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, the Company’s factories operate twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 250 days, assuming normal crop yields.  At the Sidney, Montana factory, the campaign begins in late September or early October.  The 2010 campaign lasted 111 days.

The sales of sugar and agri-products occur ratably throughout the year with modest increases in sugar sales occurring prior to holiday seasons.

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2010 and 2009 was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States refined sugar deliveries at approximately 204 million hundredweight for the year beginning October 1, 2009 and ending September 30, 2010.  For the same period ending September 2009, total deliveries were approximately 198 million hundredweight.  Comparing the two years shows an increase in demand of approximately three percent.

The United States refined sugar market has grown less than one percent per year over the last ten years.  Corn sweeteners and non-nutritive sweeteners also constitute a large portion of the overall sweetener market.  The Company believes that the United States annual market growth for sugar in the near future will approximate that of the last ten years.

The United States sugar industry has been subject to industry consolidation.  Today, there are fewer than 10 sugar sellers, with approximately 72 percent of United States sugar market share concentrated in the top three sellers.  The Company’s sugar production and sales represent approximately 14 percent of the total domestic market for refined sugar in 2009/2010.  The Company had the right to market, or to have marketed on its behalf, approximately 32 million hundredweight of sugar from the 2009 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 24 percent of the United States sugar market.

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

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate increases three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates were at 18.25 cents/lb for the 2009 crop and will gradually rise to 18.75 cents by 2011, and they will remain at 18.75 cents/lb for the 2012 crop year.  Refined beet sugar loan rates were set at 23.45 cents/lb for the 2009 crop and are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2010 through 2012 crop years.

The U.S. Department of Agriculture (USDA) has historically maintained raw and refined sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through management of a tariff rate quota system.  Currently, forty exporting countries retain guaranteed preferential access to the U.S. market under World Trade Organization (WTO) and Free Trade Agreement (FTA) rules.  Mexico’s access has been unlimited since January 1, 2008.  The Farm Bill sets a minimum overall allotment quantity for U.S. producers at no less than 85% of domestic human consumption and provides a market balancing mechanism if there is an oversupply in the domestic sugar market.  If the Secretary of Agriculture determines there is an oversupply of sugar, the new market balancing mechanism requires the Secretary to divert the excess sugar from sugar producers to ethanol producers while minimizing the cost to the U.S Treasury.  No sugar has been diverted under this market balancing mechanism.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market.  The Company’s marketing allocation for the 2009 crop was set at approximately 32 million hundredweight.  The Company’s marketing allocation for the 2010 crop is currently set at approximately 34 million hundredweight. The Company’s allocation may decrease or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from and exports of sugar to Mexico expired on January 1, 2008.  Imports of Mexican sugar could cause material harm to the United States sugar market.  During the years ended September 30, 2010, 2009 and 2008, Mexico exported approximately 14 million, 26 million and 13 million hundredweight of sugar into the United States, respectively.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities.

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

Employees

As of October 15, 2010, the Company had 1,361 full-time employees, of which 1,103 were hourly and 258 were salaried.  The Company had 16 part-time employees.  In addition, the Company employs approximately 874 hourly seasonal workers, approximately 373 during the sugarbeet harvest and approximately 501 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

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

On June 26, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that would place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative and regulatory developments carefully yet cannot predict whether new proposed laws or regulations will have a material impact on the Company.

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

On September 7, 2010, the Company entered into an Administrative Consent Agreement with the North Dakota Department of Health related to pulp dryer emissions at the Hillsboro, North Dakota factory. As part of the Administrative Consent Agreement, the Company agreed to pay a penalty of $103,181, which was recognized in fiscal 2010.

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $18.5 million.

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

Rising operating expenses might inhibit our ability to compete effectively in our industry.

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

Sugar is a fungible commodity with competition for sales volume based primarily upon price, customer service and reliability.  The overall sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame.  Differences in functional properties and prices have tended to define the use of these various sweeteners.  Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks.  We cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on us or our members.  We believe that we possess the ability to compete successfully with other producers of sugar in the United States.  In spite of this competitive advantage, substitute products could reduce the demand for sugar which could lower the price of sugar, resulting in reduced profitability in the future.

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

The prices we pay for energy related products, such as natural gas, coal, coke and diesel fuel, have been volatile and may continue to be volatile.  We use substantial amounts of these products in our manufacturing process.  We believe that the prices for these energy related products will continue to be volatile and higher than historical levels.  Higher energy prices may also increase the costs of many goods and services we acquire.  These higher prices may materially increase our cost of production, thus reducing our profitability.

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

Adequate sugarbeet storage conditions during a processing campaign are critical to ensure that the quantity and quality of sugarbeets available for processing are maintained.  If we are not able to obtain or maintain adequate storage conditions, the sugarbeets stored for processing at a later date may deteriorate, resulting in increased production costs, and decreased production which in turn would have an adverse financial consequence to us and our members.

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

On September 21, 2009 the U.S. District Court (District Court) ruled against the USDA finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On January 19, 2010, a motion was filed in Federal Court seeking a preliminary injunction to halt the planting and processing of Roundup Ready® sugarbeets for both the seed and root crops.  On March 16, 2010, the U.S. District Court denied the plaintiffs’ request for the preliminary injunction.

Following the August 13, 2010 District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed.  In addition, the District Court immediately vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 is prohibited until further action is taken by USDA in accordance with applicable law to allow planting of Roundup Ready® sugarbeet seed.  It is impractical to speculate on the likelihood of the USDA taking action prior to the planting of the 2011 sugarbeet crop.  Given the recent ruling, and the uncertain timing of USDA action, it is possible that the Company’s shareholders may not be able to plant Roundup Ready® sugarbeets in 2011.  The ability of shareholders to plant Roundup Ready® sugarbeets in subsequent years will be determined as a final matter based on the outcome of the EIS and further decision by USDA.  The number of years required to complete the EIS is uncertain.

If the Company’s shareholders are not able to plant Roundup Ready® sugarbeets, conventional varieties would need to be utilized which could have a negative impact on our crop yields.  Chemical manufacturers have significantly reduced planned production of conventional herbicides due to the rapid increase in planting of Roundup Ready® sugarbeets.  Weed control for conventional varieties could be difficult if there is an inadequate supply of conventional herbicides.  While we are taking precautionary measures, the risk of Roundup Ready® sugarbeet restrictions still exists and the negative financial impact to us and our members could be significant.

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

Healthcare Legislation may impact our operations.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act which amends certain provisions of the PPACA were signed into law.  We believe healthcare costs could increase as a result of this legislation, negatively affecting our profitability.

Item 1B.                               UNRESOLVED STAFF COMMENTS

None.

Item 2.                                        PROPERTY AND PROCESSING FACILITIES

The Company operates five sugarbeet processing factories in the Red River Valley and one in Sidney, Montana.  The Company owns all of its factories and the land on which they are located.  The factories range in size from 150,000 to 400,000 square feet.  These properties are used in the Company’s sugar segment. The location and processing capacity of the Company’s factories are:

Location	Approximate Daily Slicing Capacity (Tons of Sugarbeets)

Crookston, MN	5,950
East Grand Forks, MN	9,200
Moorhead, MN	6,000
Drayton, ND	6,850
Hillsboro, ND	9,000
Sidney, MT	6,400

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

ProGold owns a corn wet-milling plant in Wahpeton, North Dakota, which is currently being leased to Cargill.  The corn wet-milling plant is capable of processing corn to produce high fructose corn syrup and various agri-products.  This property is used in the Company’s leasing segment.  The 10 year lease between ProGold and Cargill runs through December 31, 2017 and provides that Cargill pay ProGold average annual rental payments equal to $21,900,000.

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

On September 21, 2009 the U.S. District Court (District Court) ruled against the USDA finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On January 19, 2010, a motion was filed in Federal Court seeking a preliminary injunction to halt the planting and processing of Roundup Ready® sugarbeets for both the seed and root crops.  On March 16, 2010, the U.S. District Court denied the plaintiffs’ request for the preliminary injunction.

Following the August 13, 2010 District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed.  In addition, the District Court immediately vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 is prohibited until further action is taken by USDA in accordance with applicable law to allow planting of Roundup Ready® sugarbeet seed.  It is impractical to speculate on the likelihood of the USDA taking action prior to the planting of the 2011 sugarbeet crop.  Given the recent ruling, and the uncertain timing of USDA action, it is possible that the Company’s shareholders may not be able to plant Roundup Ready® sugarbeets in 2011.  The ability of shareholders to plant Roundup Ready® sugarbeets in subsequent years will be determined as a final matter based on the outcome of the EIS and further decision by USDA.  The number of years required to complete the EIS is uncertain.

Item 4.                                        (REMOVED AND RESERVED)

PART II

Item 5.                                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of August 31, 2010, the Company had 2,768 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2010	2009	2008	2007	2006

Net Revenues	$1,203,897	$1,200,229	$1,232,832	$1,222,857	$1,005,716
Consolidated Net Proceeds (1)	$532,544	$542,254	$549,589	$607,028	$449,658
Total Assets	$787,678	$761,258	$813,299	$875,315	$839,997
Long-Term Debt, Net of Current Maturities	$140,698	$143,073	$157,801	$157,974	$200,037
Total Members’ Investments	$330,610	$339,528	$391,115	$395,620	$379,355
Property and Equipment
Additions, net of retirements	$73,512	$47,687	$45,188	$63,032	$45,453
Working Capital	$54,057	$50,482	$57,775	$36,929	$58,214
Ratio of Long-Term Debt to Total Equity (2)	.43:1	.42:1	.40:1	.40:1	.53:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2010	2009	2008	2007	2006

Acres harvested	467	422	529	507	507
Tons purchased	10,501	10,707	12,465	12,845	9,628
Tons purchased per acre harvested	22.5	25.4	23.6	25.3	19.0
Sugar Content of Sugarbeets	16.7%	17.6%	18.1%	18.2%	18.0%
Sugar hundredweight
Produced	29,028	30,679	36,613	37,193	29,728
Sold, including purchased sugar	30,370	32,870	36,879	35,243	29,691
Purchased sugar sold	335	618	179	7	45
Agri-Products tons
Produced	669	695	849	930	717
Sold	694	672	871	898	721

(1) Consolidated Net Proceeds are the Company’s gross revenues, including lease revenue, less the costs and expenses of producing and marketing sugar, agri-products and sugarbeet seed, but before payments to members for sugarbeets.  (For a more complete description of the calculation of the payment to members for sugarbeets, see “Item 1.  Business — Raw Materials.”)

(2) Calculated by dividing the Company’s long term debt, exclusive of the current maturities of such debt, by total members’ investments.

(3) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (i.e., information for the fiscal year ended August 31, 2010 relates to the crop of 2009).  Crop data reflect the combined data of the Red River Valley crop and the Sidney crop.

Item 7.                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Appendix A of this report.

Liquidity and Capital Resources

Under the Company’s Bylaws and Member Grower Contracts, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, the beet payments made to member growers and non-member growers are paid in three payments over the course of a year, and the member payments are made net of any anticipated unit retain for the crop.  These procedures have the effect of providing the Company with an additional source of short-term capital.

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

During the recent national economic downturn and financial market instability, the Company, due to its strong financial position and relationships with its lenders, has continued to secure the necessary financing for its working capital requirements and capital expenditures.

The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of August 31, 2010 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2010.  The Company’s commercial paper program provides short-term borrowings of up to $320 million of which approximately $5.0 million was outstanding as of August 31, 2010.  The Company had $3.0 million of short-term letters of credit outstanding as of August 31, 2010.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2010, was $313.0 million. The Company is currently seeking an increase in the seasonal line of credit with the consortium of lenders led by CoBank, ACB in anticipation of the funds required for the final 2009 crop net beet payment and the initial 2010 crop estimated net beet payment which will be issued in November.  The Company expects to complete the amended seasonal line of credit agreement in early November.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The Company did not utilize the CCC during fiscal 2010.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of August 31, 2010, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $66.9 million.

The Company also has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, of which $21.3 million in loans and $69.9 million in long-term letters of credit were outstanding as of August 31, 2010.  The unused long-term line of credit as of August 31, 2010, was $40.9 million.  In addition, the Company had long-term debt outstanding, as of August 31, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $23.2 million as of August 31, 2010, for equipment and construction contracts related to various capital projects.

As of August 31, 2010, Midwest had outstanding short-term debt with CoBank, ACB of $4.9 million, of which $2.3 million was guaranteed by the Company.

The net cash provided by operations was $159.4 million for the year ended August 31, 2010, as compared to $72.1 million for the year ended August 31, 2009.  This increase in the cash provided of $87.3 million was primarily the result of the following:

•                  Reflected in the change in the net cash provided by operating activities is a net cash increase of $3.2 million from the prior year which was the result of a decrease in the member gross beet payment of $13.2 million and increased revenue of $3.6 million partially offset by increased costs of $12.1 million and decreased unit retains of $1.5 million.

•                  There was a net favorable change in assets and liabilities of $84.1 million primarily comprised of the following:

•                  The decrease in cash used related to the Amount Due Growers of $83.6 million was due to a reduction of $33.7 million in the final grower payments issued in fiscal 2010 for the previous year’s crop as compared to the final grower payments issued in fiscal 2009. Also adding to this favorable change was $49.9 million due to a larger increase this year as compared to last year in the grower payments since the last payments were made to the growers in March of each year partially offset by a lower current year’s total estimated grower payment due to a reduction in tons harvested.

•                  The decrease in cash used related to changes in advances to related parties of $15.2 million was primarily due to the timing of the cash requirements of our marketing agents.

•                  The decrease in cash used related to changes in other liabilities of $6.8 million and $4.8 million in non-current pension asset/liabilities is due to the timing of payments.

•                  The increase in cash provided by receivables of $4.1 million is due to the timing of collections.

•                  These favorable changes in cash were partially offset by an increase in cash used related to the change in inventories of $29.8 million which was primarily due to an increase in finished product inventories as of August 31, 2010.  Sugar and molasses on hand increased due primarily to early startup of the factories and an increased net realizable value per hundredweight of sugar and per ton of Betaine.  This increase was partially offset by a decreased net realizable value per ton of molasses, pulp and CSB.

The net cash used in investing activities was $69.6 million for the year ended August 31, 2010, as compared to $49.8 million for the year ended August 31, 2009.  The increase of $19.8 million was primarily due to increased purchases of property and equipment of $22.7 million partially offset by a change in other assets of $1.5 million and an equity distribution from CoBank, ACB in 2010 of $1.5 million.

The net cash used for financing activities was $89.8 million for the year ended August 31, 2010, as compared to $22.3 million for the year ended August 31, 2009.  This increase of $67.5 million was primarily due to increased payments on short-term debt of $71.7 million, decreased proceeds from long term debt of $100.0 million, partially offset by decreased payments on long term debt of $96.2 million, increased distributions to minority interest of $ .3 million and decreased payments of unit retains of $7.7 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2010:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$141,073	$375	$13,345	$14,943	$112,410
Interest on Fixed Rate L-T Debt	52,464	3,846	11,422	7,527	29,669
Purchase Obligations	26,465	25,858	495	112	—
Operating Lease Obligations	12,972	1,598	4,143	2,142	5,089
Other Long-Term Obligations(1)	89,684	6,169	9,864	6,761	66,890
Pension Plan Contributions(2)	10,000	10,000

Total Contractual Obligations	$332,658	$47,846	$39,269	$31,485	$214,058

(1) Accrued Employee benefits of $2.2 million with corresponding offsetting assets and requiring no future payments have been excluded from the amounts presented.  Other Long-Term Liabilities of $2.5 million, which relate to deferred revenue also requiring no future payments, have also been excluded from the table.

(2) The Company expects to make contributions of approximately $10.0 million to the defined benefit pension plans during the next fiscal year.  Contributions for future years are not known at this time and therefore are not included in the above table.  The Company expects to make contributions in the next fiscal year of approximately $99,000 related to Supplemental Executive Retirement Plans.  This amount is reflected in Other Long-Term Obligations in the above table.

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

Inventory Valuation

Sugar, pulp, molasses and other agri-product inventories are valued at estimated net realizable value.  The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends.  Sugarbeets are valued at the projected gross per-ton beet payment related to that year’s crop.  Changes in market conditions and the Company’s operations may cause management’s estimates to differ from actual results.

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

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2010 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy — 2010 PPA separate static annuitant and non-annuitant mortality tables; Retirement Age — graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 7.50 percent compounded annually for funding;  Discount Rate- 5.00 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2010 were as follows: Healthcare Cost Trend - an 8.5 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2010.  The rate is assumed to decline to 6.5 percent over the next five years.  For participants age 65 and older, a 9.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010.  The rate is assumed to decline to 7.5 percent over the next five years; Discount Rate- 5.00 percent compounded annually.

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

Comparison of the Years Ended August 31, 2010 and 2009

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2009 and processed during fiscal 2010 produced a total of 10.5 million tons of sugarbeets, or approximately 22.5 tons of sugarbeets per acre from approximately 467,000 acres.  This represents a decrease in total tons harvested of approximately 1.9 percent compared to the 2008 crop.  The sugar content of the 2009 crop was 16.7 percent as compared to the 17.6 percent sugar content of the 2008 crop.  The Company produced a total of approximately 29.0 million hundredweight of sugar from the 2009 crop, a decrease of approximately 5.3 percent compared to the 2008 crop.

Revenue was $1.2 billion for each of the years ended August 31, 2010 and 2009.  The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2010, as compared to the year ended August 31, 2009.

Product	Revenue	Selling Price	Volume
Sugar	3.2%	11.7%	-7.6%
Pulp	-18.6%	-27.0%	11.5%
Molasses	-25.8%	7.6%	-31.1%
CSB	-5.8%	-5.2%	-0.6%
Betaine	4.1%	16.0%	-10.2%

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

Cost of sales for the years ended August 31, 2010, exclusive of payments to members for sugarbeets, increased $15.1 million as compared to the year ended August 31, 2009. This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The decrease in the net realizable value of product inventories for the year ended August 31, 2010 was $25.8 million as compared to a decrease of $13.0 million for the previous year ended August 31, 2009 resulting in a $12.8 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2010	2009	Change
Beginning Product Inventories at Net Realizable Value	$137.6	$150.6	$(13.0	)(1)

Ending Product Inventories at Net Realizable Value	(111.8)	(137.6)	25.8	(2)

Decrease in the Net Realizable Value of Product Inventories	$25.8	$13.0	$12.8

(1) The change is primarily due to a 26 percent decrease in the hundredweight of sugar inventory as of August 31, 2009 as compared to August 31, 2008 partially offset by a 14 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2009 as compared to August 31, 2008; a 172 percent increase in the tons of pulp inventory as of

August 31, 2009 as compared to August 31, 2008; and a 68 percent increase in the per ton net realizable value of pulp inventory as of August 31, 2009 as compared to August 31, 2008.

(2) The change is primarily due to a 22.6 percent decrease in the hundredweight of sugar inventory as of August 31, 2010 as compared to August 31, 2009 partially offset by an 11.3 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2010 as compared to August 31, 2009; a 35.4 percent decrease in the tons of pulp inventory as of August 31, 2010 as compared to August 31, 2009; a 47.3 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2010 as compared to August 31, 2009; and a 35.4 percent decrease in the per ton net realizable value of molasses as of August 31, 2010 as compared to August 31, 2009 partially offset by a 10.7 percent increase in the tons of molasses inventory as of August 31, 2010 as compared to August 31, 2009.

•                  Factory operating costs decreased $3.5 million for the year ended August 31, 2010, as compared to the year ended August 31, 2009 primarily due to lower costs associated with natural gas, property taxes and sugarbeet transportation. These costs were partially offset by higher labor and employee benefit costs.

•                  The cost recognized associated with the non-member sugarbeets increased $14.4 million for the year ended August 31, 2010, when compared to last year.  This increase was primarily due to an increase in tons of sugarbeet harvested this year.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of fiscal 2009, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs. The requirements for purchased sugar were much less in fiscal 2010.  As a result, the costs associated with purchased sugar were $8.1 million lower for the year ended August 31, 2010, as compared to the year ended August 31, 2009.

Selling, general and administrative expenses decreased $5.3 million for the year ended August 31, 2010, as compared to the year ended August 31, 2009.  Selling expenses decreased $6.8 million primarily due to a decrease in freight and warehousing costs due to lower volumes of products sold.  General and administrative expenses increased $1.5 million due to general cost increases.

Interest expense decreased $1.0 million for the year ended August 31, 2010, as compared to the year ended August 31, 2009.  This reflects a decrease in the average borrowing level and average interest rates for short-term debt and a decrease in the average borrowing level for long-term debt partially offset by an increased average interest rate for long-term debt.

Other Income/(Expense), Net decreased $4.4 million for the year ended August 31, 2010, as compared to the year ended August 31, 2009.  This was due primarily to the one-time receipt of $4.8 million in November 2008 related to a legal settlement.

Net proceeds attributable to American Crystal Sugar Company decreased $10.0 million for the year ended August 31, 2010, as compared to the year ended August 31, 2009. Payments to/due members for sugarbeets along with unit retains declared to members decreased $13.1 million from $533.8 million in 2009 to $520.7 million in 2010. This decrease was primarily due to fewer tons harvested and a lower sugar content of the sugarbeets partially offset by increased sugar selling prices. Non-member business activities resulted in a gain of $5.4 million for the year ended August 31, 2010, as compared to a gain of $2.3 million for the year ended August 31, 2009.  The increase of $3.1 million was primarily related to increased income from the operations of Sidney Sugars and the activities of ProGold.

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

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decrease in the volume of sugar sold reflects the impact of less product availability due to a 16.2 percent decline in sugar produced for the year ended August 31, 2009, as compared to the year ended August 31, 2008. The decreases in the volumes of pulp and molasses sold were due in part to lower product availability resulting from an 11.5 percent decrease in pulp produced and a 65.8 percent decrease in molasses produced for the year ended August 31, 2009, as compared to the year ended August 31, 2008. Lower beginning inventory levels for both pulp and molasses for the year ended August 31, 2009, as compared to the year ended August 31, 2008 also contributed to the reduction in the availability of these products for sale.

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

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2009	2008	Change
Beginning Product Inventories at Net Realizable Value	$150.6	$156.4	$(5.8	)(1)

Ending Product Inventories at Net Realizable Value	(137.6)	(150.6)	13.0	(2)

Decrease in the Net Realizable Value of Product Inventories	$13.0	$5.8	$7.2

(1) The change is primarily due to lower quantities of products as of August 31, 2008 as compared to August 31, 2007.

(2) The change is primarily due to a 26 percent decrease in the hundredweight of sugar inventory as of August 31, 2009 as compared to August 31, 2008 partially offset by a 14 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2009 as compared to August 31, 2008; a 172 percent increase in the tons of pulp inventory as of August 31, 2009 as compared to August 31, 2008; and a 68 percent increase in the per ton net realizable value of pulp inventory as of August 31, 2009 as compared to August 31, 2008.

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

•                  The cost recognized associated with the non-member sugarbeets decreased $18.8 million for the year ended August 31, 2009, when compared to the year ended August 31, 2008.  This decrease was primarily due to a 56.6 percent decrease in tons purchased.

•                  Due to lower than anticipated sugar production and inventory levels during the first quarter of fiscal 2009, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs.  As a result, the costs associated with purchased sugar increased $14.2 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008.

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

Net proceeds attributable to American Crystal Sugar Company decreased $6.5 million for the year ended August 31, 2009, as compared to the year ended August 31, 2008. Payments to/due members for sugarbeets along with unit retains declared to members decreased by $13.6 million from $547.4 million in 2008 to $533.8 million in 2009.  This decrease was primarily due to fewer tons harvested and a lower sugar content of the sugarbeets partially offset by increased product selling prices. Non-member business activities resulted in a gain of $2.3 million for the year ended August 31, 2009, as compared to a loss of $4.8 million for the year ended August, 2008.  The $7.1 million change was primarily related to the impairment loss recognized in 2008 for Sidney Sugars Incorporated.

2010 Crop and Estimated Fiscal Year 2011 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2010 sugarbeet crop.  This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2010 sugarbeet crop.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2010 is estimated to produce a total of 11.7 million tons of sugarbeets, or approximately 26.3 tons of sugarbeets per acre from approximately 446,000 acres.  This represents an increase in total tons harvested of approximately 11.8 percent compared to the 2009 crop.  The sugar content of the 2010 crop is estimated to be 18.0 percent as compared to the 16.7 percent sugar content of the 2009 crop.  The Company expects to produce a total of approximately 33.8 million hundredweight of sugar from the 2010 crop, an increase of approximately 16.4 percent compared to the 2009 crop.

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

Item 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for the fiscal years ended August 31, 2010, 2009 and 2008 have been audited by Eide Bailly LLP, an independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of August 31, 2010 based on these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                 OTHER INFORMATION

None.

PART III

Item 10.                                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of the Company consists of three directors from each of the five Red River Valley factory districts.  Directors must hold common stock of the Company or must be representatives of such shareholders belonging to the district they represent and are elected by the members of that district.  In the case of a holder of common stock who is other than a natural person, a duly appointed or elected representative of such shareholder may serve as a director.  Any holder of common stock can stand for election or be nominated from the floor at the factory district meeting where elections are held.  The directors were elected to serve three-year terms expiring in December of the years indicated in the table below.  Each person’s experience, qualifications, attributes or skills to serve as a director are determined by the members voting in the district meetings at which the election occurs and not reviewed or otherwise considered by the Company before any election.  One director is elected each year from each Red River Valley factory district.  A director cannot serve more than four consecutive three-year terms.  Our board officers consist of a Chairman and a Vice-Chairman.  These board offices are populated by members of the Board of Directors who are elected by and at the discretion of the Board of Directors.  Each of these individual’s experience, qualifications, attributes or skills to serve in their capacity as a board officer is determined by the members of the Board of Directors who are voting to place these individuals in these offices.

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires December

Neil C. Widner (Chairman) PO Box 47 Stephen, MN 56757	59	Drayton	2000	2012

Curtis E. Haugen (Vice-Chairman) 45508 300th St. NW Argyle, MN 56713	49	East Grand Forks	2001	2010

Donald S. Andringa 422 4th Avenue NE Crookston, MN 56716	56	Crookston	2008	2011

William Baldwin 8244 144th Ave. NE St Thomas, ND 58276	64	Drayton	2004	2010

John Brainard 204 6th St. W Ada, MN 56510	50	Hillsboro	2005	2011

Brian R. Erickson 824 James Ave. SE East Grand Forks, MN 56721	62	East Grand Forks	2005	2011

Robert M. Green 220 Park St. Saint Thomas, ND 58276	56	Drayton	2005	2011

John F. Gudajtes Box 37 Minto, ND 58261	61	East Grand Forks	2003	2012

William Hejl 15560 28th St. SE Amenia, ND 58004	55	Moorhead	2007	2010

Curtis Knutson 35545 290th St. SW Fisher, MN 56723	52	Crookston	2007	2010

Dale Kuehl 12213 12th Avenue South Glyndon, MN 56547	53	Moorhead	2008	2011

Jeff D. McInnes 16485 6th Street SE Hillsboro, ND 58045	53	Hillsboro	2001	2010

David Mueller 16283 7th Street NE Cummings, ND 58223	50	Hillsboro	2009	2012

Wayne Tang 25226 Town & Country Estates Rd Detroit Lakes, MN 56501	56	Moorhead	2009	2012

Steve Williams 515 Thompson Ave. Fisher, MN 56723	59	Crookston	2006	2012

Below is the biographical information on each Director.

Neil C. Widner.  Mr. Widner has been a director since 2000 and has served as Chairman since 2009.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.  Mr. Widner serves on the Board of Directors of United Sugars Corporation, the Board of Directors of Midwest Agri-Commodities Company, the Board of Governors of ProGold Limited Liability Company and as a director for the American Sugarbeet Growers Association.

Curtis E. Haugen.  Mr. Haugen has been a director since 2001 and has served as Vice-Chairman since 2009.  Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota.  Mr. Haugen serves on the Board of Directors of United Sugars Corporation, as a director for the American Sugarbeet Growers Association and as a director and President of the Farmer’s Union Oil Company, Oslo, Minnesota.

Donald S. Andringa. Mr. Andringa has been a director since 2008. Mr. Andringa has been a sugarbeet farmer for 37 years with his farming operations near Crookston, Minnesota.  Mr. Andringa currently serves on the Board of Governors of ProGold Limited Liability Company and the Advisory Board for

the University of Minnesota-Crookston Northwest Research and Outreach Center. Mr. Andringa previously served on Board of Directors of the Crookston Factory District Grower Association, the Red River Valley Sugarbeet Growers Association’s Executive Committee, the Board of Directors of the Red River Valley Farmers Insurance Pool and the American Sugarbeet Growers Association Board of Directors.

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

John Brainard.  Mr. Brainard has been a director since 2005.  Mr. Brainard has been a sugarbeet grower since 1998.  Mr. Brainard currently serves on the Board of Directors of Midwest Agri-Commodities Company and as a director of the American Sugarbeet Growers Association. Mr. Brainard is a past director of the Minnesota Farm Bureau and has served on the executive committee of the Red River Valley Sugarbeet Growers Association.

Brian R. Erickson.  Mr. Erickson has been a director since 2005.  Mr. Erickson has been a sugarbeet grower for over 20 years.  Mr. Erickson currently serves on the Board of Directors of United Sugars Corporation. Mr. Erickson has served as a director and Chairman of the East Grand Forks Economic Development and Housing Authority.

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

Dale Kuehl. Mr. Kuehl has been a director since 2008.  Mr. Kuehl has been a sugarbeet farmer for 33 years with his farming operations near Glyndon, Minnesota.  Mr. Kuehl currently serves on the Board of Governors of ProGold Limited Liability Company.  Mr. Kuehl previously served on the Boards of Directors of the Moorhead Factory District Grower Association, the Red River Valley Sugarbeet Growers Association, the American Sugarbeet Growers Association, the International Sugarbeet Institute and the Red River Valley Coop Power Association.

Jeff D. McInnes.  Mr. McInnes has been a director since 2001.  Mr. McInnes co-manages a 4,000 acre farming operation near Hillsboro, North Dakota.   Mr. McInnes serves on the Board of Governors of ProGold Limited Liability Company.

David Mueller. Mr. Mueller was elected as a director in 2009. Mr. Mueller has been a sugarbeet farmer near Cummings, North Dakota since 1985.  Mr. Mueller previously served on the Red River Valley

Sugarbeet Growers Association Boards’ Executive Committee and as treasurer of its Research and Education Board.

Wayne Tang. Mr. Tang was elected as a director in 2009. Mr. Tang has been a farmer since 1972.  Mr. Tang previously served on the American Sugarbeets Growers Association Board of Directors and as Vice Chairman of the Red River Valley Sugarbeet Growers Association’s Executive Committee.

Steve Williams.  Mr. Williams has been a director since 2006.  Mr. Williams has farmed near Fisher, Minnesota since 1987.  Mr. Williams serves on the Board of Directors of the American Sugarbeet Growers Association and served as its President from 2006 to 2008.  Mr. Williams is also a director of the Sugar Association and is the President of the Board of Directors for the Halstad Cooperative Telephone Company.  Mr. Williams served as a director of the Red River Valley Sugarbeet Growers Association from 1998 to 2007, and served as its Chairman from 2003 to 2007.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting and controls, the annual independent audit of the Company’s consolidated financial statements and the legal compliance and ethics programs as established by management and the Board of Directors.  The Audit Committee selects the independent public accountants and approves the fees, scope and procedural plans of the audits of the Company’s consolidated financial statements.  The Audit Committee administers the Company’s employee complaint program and handles, on behalf of the full Board of Directors, any issues that arise under the Company’s Code of Ethics.  The Audit Committee has a charter that is available from the Company upon request.

As of August 31, 2010, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Eide Bailly LLP our audited consolidated financials statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010. The Audit Committee also discussed with Eide Bailly LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Eide Bailly LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding Eide Bailly LLP’s communications with the Audit Committee concerning its independence from the Company and has discussed with Eide Bailly LLP its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2010 for filing with the Commission.

On August 31, 2010, the members of the Audit Committee were John Brainard (Committee Chair), Donald S. Andringa, Brian R. Erickson, Robert M. Green, William A. Hejl, David Mueller and Wayne Tang.

Company Officers

The table below lists the officers of the Company for the fiscal year covered by this report, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position
David A. Berg	56	President and Chief Executive Officer
Thomas S. Astrup	41	Vice President-Finance and Chief Financial Officer
Joseph J. Talley	50	Chief Operating Officer
Brian F. Ingulsrud	47	Vice President-Administration
Teresa A. Warne	40	Corporate Controller, Chief Accounting Officer, Assistant Secretary and Assistant Treasurer
Daniel C. Mott	51	Secretary
Samuel S. M. Wai	56	Treasurer and Assistant Secretary
Mark L. Lembke	54	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	53	Director - Economic Analysis, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	55	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	46	Treasury Operations Manager and Assistant Secretary

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

Teresa A. Warne.  Ms. Warne was named the Company’s Corporate Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary in March 2008.  Prior to joining the Company, Ms. Warne was the Director of Accounting with Caribou Coffee Company at its corporate headquarters in Brooklyn Center, Minnesota from 2006 to 2008.  Ms. Warne previously was employed with Northwest Airlines where she held various financial positions from 1999 to 2006.

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

Item 11.          EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis addresses the compensation paid to the individuals who served as our President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Vice President of Administration for fiscal year 2010, all of whom are identified on the Summary Compensation Table immediately following this report (Named Executive Officers).  Immediately following this compensation discussion and analysis is the Compensation Committee Report of the Board of Directors (the Committee Report) of the Compensation Committee.

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

We believe the market in which we compete for executive talent consists of companies with similar characteristics to the Company, for example, manufacturing companies with similar revenues.  We further believe that the market also includes privately owned businesses in general and exclusively as it relates to long-term incentive compensation because of the structure and nature of our business.  Therefore, we have compared our compensation versus compensation data points for these types of companies (our market).

Our management, on behalf of the Compensation Committee and Board of Directors, retained Towers Watson, an outside compensation consultant (Compensation Consultant), to prepare market-based compensation data comparing compensation information for our Named Executive Officers with that of executive officers in our market.  This analysis uses market data from published national survey sources, including Towers Perrin and Watson Wyatt.  In addition, pay data from the proxy materials from the following group of comparative companies is referenced:

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

•      OMNOVA Solutions Inc.

•      Packaging Corporation of America

•      Rayonier Inc.

•      Schweitzer-Mauduit International, Inc.

•      The Toro Company

•      Thomas & Betts Corporation

This group of companies, together with the survey sources, represents the market in which we believe we compete for executive talent.

This data was provided to the Compensation Committee in September, 2009, when the Compensation Committee made compensation determinations and was utilized to establish market based pay practices for each of the Named Executive Officer positions.

Our base salary midpoint for our President and Chief Executive Officer is projected to represent less than the median of the market and total direct compensation is projected to be near the lower quartile of the market. Currently, we generally target our other Named Executive Officers’ base salary midpoint near the median of the market and total direct compensation near the lower quartile of our market.  After review and discussion of our compensation objectives and any risks associated with these objectives, the Compensation Committee determined that total direct compensation as established was appropriate and reflects the compensation principles outlined in this report.

While market based information is important in terms of setting pay practices, it is not the only factor considered by our Compensation Committee when making individual executive compensation decisions. Other factors considered when making individual executive compensation decisions include individual roles and responsibilities, performance, reporting structure, experience in the executives’ particular position and internal pay relationships.

Process

The Compensation Committee of the Board of Directors is responsible for annually reviewing and recommending to the Board of Directors the base salary and performance objectives for the incentive compensation (both short-term and long-term) of the President and Chief Executive Officer, as well as the performance objectives for long-term incentive compensation for all Named Executive Officers.  Board action on recommendations of the Compensation Committee is taken by a vote of all of the directors, none of whom are members of management.  Decisions on executive compensation made by the Compensation Committee, the Board or the President and Chief Executive Officer have been guided by our compensation philosophy discussed above.

Our President and Chief Executive Officer sets base salary and the annual performance objectives for the short-term incentive compensation for the other Named Executive Officers.  The prospective base salary and annual performance objectives for the other Named Executive Officers are reviewed with the Compensation Committee prior to being finalized by the President and Chief Executive Officer.

Elements of Compensation

The elements of compensation paid to our Named Executive Officers for 2010 are as follows:

•                  Base salary

•                  Short-term cash incentive compensation

•                  Long-term incentive compensation

•                  Retirement and other benefits

•                  Perquisites

•                  Severance for our President and Chief Executive Officer

Each of the above are more completely described below.

Base Salary

The objective of the level of base salary paid to our Named Executive Officers is to reflect individual roles and responsibilities, performance, reporting structure, experience in the executive’s particular position, and internal pay relationships with respect to market competitiveness.  All established base salaries for fiscal year 2010 for our Named Executive Officers were in accordance with our compensation philosophy described earlier in this report.

The fiscal year 2010 base salary of our President and Chief Executive Officer, Mr. Berg, was set by the Board of Directors in September, 2009 based on the comparable market data provided by our Compensation Consultant and the base salaries for the remaining Named Executive Officers were set by Mr. Berg using the same comparable market data.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is designed to reward the Named Executive Officers for their individual performance and our financial performance for the most recently completed fiscal year.  Short-term cash incentive compensation is paid in cash following the close of the fiscal year.

Short-term cash incentive compensation provides an annual cash incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers who meet performance objectives.  For fiscal year 2010, our President and Chief Executive Officer had an opportunity to receive an additional 45% of his base salary, and the other Named Executive Officers had an opportunity to receive an additional 35% of their base salary, by meeting “target” performance levels.  Actual awards are determined based on the different performance levels achieved by the Named Executive Officers.  The potential for short-term cash incentive compensation for the President and Chief Executive Officer ranges from 0% for unsatisfactory performance to a maximum of 90% for outstanding performance.  For our other Named Executive Officers, the potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 70% for outstanding performance.

The President and Chief Executive Officer’s performance objectives were weighted with 50% of the potential award based on our overall financial performance and 50% of the potential award based on the President and Chief Executive Officer’s individual performance objectives as established by the Board of Directors at the beginning of the fiscal year.  For the other Named Executive Officers, annual performance objectives were determined by the President and Chief Executive Officer with the input and consult of the Compensation Committee at the beginning of the fiscal year, with 40% based on our overall financial performance and 60% based on the achievement of individual performance objectives, including personal effectiveness.  Our overall financial performance objectives are based on the final gross beet payment for the fiscal year and total on-farm profit.  Total on-farm profit is equal to total gross beet payment minus the product of Total Harvested Acres multiplied by On-Farm Costs per Acre.  On-Farm Cost per Acre is based on the Red River Valley Report from the Minnesota and North Dakota Farm Business Management Education Program.  Both of the targets for these performance objectives are approved by the Compensation Committee.  For fiscal year 2010, the final gross beet payment and the total on-farm profit were between the target and outstanding performance level.

The individual performance objectives of our Named Executive Officers are based primarily on performance measures in the key areas of cost and revenue management, agronomy best practices, factory performance, sugar recovery, safety, product quality and financial management.  Our Named Executive Officers’ performance objectives also include key elements of personal managerial effectiveness such as leadership, management, honesty/integrity, problem solving, risk taking and communication.

As indicated above, Mr. Berg’s performance objectives for fiscal year 2010 were set by the Board of Directors.  The performance objectives for fiscal year 2010 for our other Named Executive Officers were set by Mr. Berg at the beginning of fiscal year 2010.

The Board of Directors rates the President and Chief Executive Officer at the end of the fiscal year with respect to his achievement of his performance objectives during that fiscal year, and his short-term cash incentive compensation for that fiscal year is based on this rating.  The President and Chief Executive Officer rates the other Named Executive Officers with respect to their individual achievement of their performance objectives and each of them receives a short-term cash incentive compensation award based on that rating.

Long-Term Incentive Compensation

Long-term incentive compensation provides a financial incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers as a group who meet performance objectives designed to encourage long-term commitment to our organization.  Our 2005 Long-Term Incentive Plan, as amended (Plan), sets forth long-term incentive compensation available to our Named Executive Officers.  For fiscal year 2010, our President and Chief Executive Officer had an opportunity to receive an additional 40% of his base salary and the other Named Executive Officers had an opportunity to receive an additional 20% of their base salary assuming target performance levels.  Actual awards are determined based on the performance level achieved by the Named Executive Officers as a group.  The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 80% for outstanding performance for the President and Chief Executive Officer.  For our other Named Executive Officers, the potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 40% for outstanding performance.  Unlike our short-term cash incentive compensation, long-term incentive compensation awards are based on the performance level of our Named Executive Officers as a group.  Forty-five percent (45%) of the performance objectives were based on the fiscal year’s actual on-farm profit as compared to historical profit levels while the other 55% was based on an assessment made by the Board of Directors regarding achievement of specific long-term performance objectives as established by the Board of Directors in the areas of international trade and governmental policy, strategic planning, succession management and reputation management.  For fiscal year 2010, the total on-farm profit performance level was between the target and outstanding performance level.

According to the Plan, a long-term incentive award may be granted to a Named Executive Officer in the form of contract rights, cash, or in a combination of both cash and contract rights (incentive awards).  The value of any contract rights granted is determined by our Board of Directors.  To date, all incentive awards granted have been in the form of contract rights.  Incentive awards vest over a three-year period, with the first vesting occurring one year after the grant.  Vested incentive awards may be redeemed at the discretion of the Named Executive Officer and must be redeemed upon certain other events causing a termination of employment.  Redemptions that are in the form of cash payments must be deferred by the Named Executive Officer while employed by the Company.  Named Executive Officers receive a profit per acre payment for vested contract rights based on the average profit per acre paid to our shareholders.  Profit per acre payments are made to the Named Executive Officers in the same manner as our shareholders receive their crop payments.  Profit per acre payments can be taken in cash or deferred until a later date.  The Board of Directors retains the discretion to determine the amount of any incentive awards to be made available to the Named Executive Officers with respect to a given fiscal year.

In the event the Company is required to amend its financial statements for a given year because of material noncompliance with financial reporting requirements, the value of the incentive awards for the current fiscal year and the three immediately preceding fiscal years will be adjusted to reflect the changes reflected in the amended financial statements if the amended year is within three (3) years of the current fiscal year.

On September 28, 2010, 210.56 contract rights were awarded with a grant date of August 31, 2010 to Named Executive Officers with respect to performance for the fiscal year ended August 31, 2010 at a value of $2,550 per contract right.  Correspondingly, the redemption value of the contract rights previously granted to the Named Executive Officers was increased from $2,200 to $2,550 per contract right.  Effective as of August 31, 2010, (and including the contract rights awarded on September 28, 2010), there were a total of 1,315.28 contract rights issued and outstanding to the Named Executive Officers, of which 822.59 were vested.

Compensation Policies and Practices and Risk Management

The Company’s short-and long-term success is a direct result of the value we as a company provide to our shareholder/growers.  This “value” is specifically measured annually by the amount of the gross beet payment and total on-farm profits.  The members of our Compensation Committee and the Board of Directors, all of whom are shareholders of the Company and none of whom are members of management, have examined and reviewed all of our compensation policies and practices in light of the risks that may exist related to using personal performance standards and the annual gross beet payment and total on-farm profits as the measurements used for determining compensation.  Both the gross beet payment and total on-farm profits are amounts and values that are directly paid to or experienced by our shareholders on an annual basis, with each fiscal year’s results for such amounts generally independent from the results from prior or upcoming fiscal years.  The value of the gross beet payment and total on-farm profits are independently verified numbers.  The other measurements used to determine either incentive compensation or increases in compensation for our employees are based on job specific performance standards, none of which are specifically measured by performance actions by employees that relate to or affect risk taking by our employees.  The incentive awards held by our Named Executive Officers were designed to align the managements’ incentive compensation with the success of the Company such that the financial benefits to the shareholders and management are balanced and management is not incentivized to take risks to artificially increase the value of such contract rights or incentive awards.  Therefore, the Board of Directors and the Compensation Committee reasonably believe, based on the information provided to them, that any risks that arise from our compensation policies and practices are not reasonably likely to have a material adverse effect on our business operations.

Retirement and Other Benefits

Retirement benefits are an important tool in achieving overall compensation objectives because they provide a financial security component and promote retention.  Our Named Executive Officers participate in our retirement plans like any other employee.  In addition, we provide a Supplemental Executive Retirement Plan (SERP) for our Named Executive Officers, which is a non-qualified defined contribution and defined benefit plan designed to replace benefits executives would have received if not for limits imposed by Code Section 401(a)(17) and 402(g).  The Named Executive Officers may elect to defer a portion of base salary by regular payroll deductions, and may also defer 100% of all short-term incentive compensation and long-term incentive compensation awards or payments related to any such awards.  All long term incentive deferrals are held in a long term incentive plan trust, all other deferrals are held in a SERP trust.  Both have nine investment options and are subject to the claims of our creditors.  The pension component of the SERP is “unfunded” with all amounts to be paid from our general assets, to the extent available, when due.

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

Members of the Compensation Committee as of the date of the report, all of whom are members of the Board of Directors and none of whom are members of management are:

Steve Williams, Chairman

John Brainard

Brian R. Erickson

John F. Gudajtes

Dale Kuehl

William Baldwin

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended August 31, 2010, 2009 and 2008.  The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers of the Company.

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Non-Equity Short- Term Incentive Plan Compensation (1)	Non-Equity Long- Term Incentive Plan Compensation (1),(2)	Non-Equity Long- Term Incentive Plan Compensation (1),(3)	Non-Equity Long- Term Incentive Plan Compensation (1),(4)	Change in Pension Value and Nonqualified Deferred Compensation (NQDC) Earnings (5)	All Other Compensation (6)	Total
David A. Berg - President	2010	$554,077	$340,808	$297,560	$170,380	$64,523	$502,639	$45,501	$1,975,488
and Chief Executive	2009	$508,108	$316,575	$343,354	$148,829	$87,469	$154,366	$41,311	$1,600,012
Officer	2008	$401,169	$256,662	$244,493	$(93,112)	$59,076	$52,415	$26,052	$946,755

Thomas S. Astrup - Vice	2010	$277,579	$107,163	$74,486	$95,102	$61,000	$103,213	$17,596	$736,139
President-Finance and	2009	$259,902	$135,638	$86,218	$113,639	$67,348	$37,373	$16,043	$716,160
Chief Financial Officer	2008	$239,400	$114,792	$78,453	$(72,697)	$44,693	$6,513	$15,463	$426,617

Joseph J. Talley - Chief	2010	$361,652	$176,708	$97,028	$42,924	$23,418	$176,124	$30,732	$908,586
Operating Officer	2009	$337,662	$151,704	$112,486	$59,972	$13,225	$74,408	$30,582	$780,039
	2008	$302,800	$173,970	$99,243	$(26,797)	$27,814	$34,002	$26,957	$637,989

Brian F. Ingulsrud - Vice	2010	$252,876	$105,150	$67,856	$58,657	$27,139	$172,772	$15,521	$699,971
President-Administration	2009	$236,948	$102,617	$78,562	$59,342	$23,140	$61,841	$16,344	$578,794
	2008	$218,400	$104,723	$71,575	$(31,837)	$10,665	$11,963	$14,445	$399,934

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

(3)          Represents the change in value of the outstanding contract rights granted to the executives in prior years of $350 per contract right in 2010, $450 per contract right in 2009 and ($350) per contract right in 2008.  Contract rights vest equally over a three year period.  For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form  10-K.

(4)          Represents the Profit-Per-Acre payments that were earned in the fiscal year on vested contract rights.

(5)          Components of Change in Pension Value and NQDC Earnings. See table below for details:

Change in Pension Value and Nonqualified Deferred Compensation Earnings

Name and Principal Position	Pension (A)	SERP-(Pension) (A)	Preferential Interest on Non- Qualified Deferred Compensation (B)	Total
David A. Berg - President and Chief Executive Officer	$203,170	$299,469	$0	$502,639

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	$75,802	$27,411	$0	$103,213

Joseph J. Talley - Chief Operating Officer	$121,178	$54,946	$0	$176,124

Brian F. Ingulsrud - Vice President-Administration	$130,492	$42,280	$0	$172,772

(A) Represents the change in the present value of the accumulated benefits provided by the plan or agreement including the efffect of the decrease in the discount rate from 6.55% to 5.00%.

(B)  Interest is considered to be preferential if the rate paid to the executive exceeds 120% of the applicable long-term federal rate under the Interal Revenue Code.  Amounts reported reflect only the interest that exceeds 120% of the applicable long-term federal rate.

(6)          Includes the imputed value of Company provided life insurance and long-term disability insurance, car allowance, reimbursement of health club dues, costs of tax return preparation, costs of medical physicals, Company 401(k) matching contributions, Company matching SERP contributions, flexible spending taxable cash and flexible spending dollars into 401(k).

Grants of Plan-Based Awards

The following table discloses the grants of plan-based awards to each of the Company’s Named Executive Officers for the current year related to the Long-Term Incentive Plan (LTIP).  The amounts of these awards that were expensed are shown in the Summary Compensation Table.  The table below also discloses the estimated future payouts related to contract rights under the LTIP, Short-Term Incentive Plan (STIP) and the Profit-Per-Acre (PPA) payment under the LTIP.

Grants of Plan-Based Awards Table

Name and Principal			Units	Estimated Future Payouts Under Non- Equity Incentive Plan Awards - LTIP - Contract Rights (1)			Estimated Future Payouts Under Non- Equity Incentive Plan - STIP (2)			Estimated Future Payouts Under Non- Equity Incentive Plan Awards - PPA (3)
Position	Grant Date	Action Date	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
David A. Berg - President and Chief Executive Officer	8/31/2010	9/28/2010	116.69		$297,560		$0	$252,450	$504,900		$36,835
Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	8/31/2010	9/28/2010	29.21		$74,486		$0	$98,315	$196,630		$9,221
Joseph J. Talley - Chief Operating Officer	8/31/2010	9/28/2010	38.05		$97,028		$0	$128,049	$256,099		$12,011
Brian F. Ingulsrud - Vice President-Administration	8/31/2010	9/28/2010	26.61		$67,856		$0	$89,553	$179,106		$8,400

(1)          The “Target” amounts represent contract rights at the 8/31/2010 stated value of $2,550 per contract right.  These rights vest to the executive equally over three years.  Theoretically, the minimum received for these contract rights could be $0 and there is no maximum.

(2)          The amounts indicated represent future potential payments under the Short-Term Incentive Plan (STIP) based on the executives’ salary as of August 31, 2010.

(3)          The “Target” amount represents future Profit Per Acre (PPA) annual payments that will be paid to executives upon vesting and assuming a similar beet payment and on-farm costs to that experienced in fiscal year 2010.  PPA payments are only paid on vested contract rights.  Theoretically the minimum payment could be $0 and there is no maximum.

Pension Benefits

The table below reflects information for the Named Executive Officers pertaining to the Company’s Pension Plan and the Supplemental Executive Retirement Plan.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
David A. Berg - President and Chief Executive Officer	Retirement Plan A For Employees of ACSC (2)	23	$566,246	—

	Supplemental Executive Retirement Plan (2)	23	$576,343	—

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	Retirement Plan A For Employees of ACSC (2)	16	$166,425	—

	Supplemental Executive Retirement Plan (2)	16	$63,327	—

Joseph J. Talley - Chief Operating Officer	Retirement Plan A For Employees of ACSC (2)	16	$289,261	—

	Supplemental Executive Retirement Plan (2)	16	$179,000	—

Brian F. Ingulsrud - Vice President-Administration	Retirement Plan A For Employees of ACSC (2)	19	$291,241	—

	Supplemental Executive Retirement Plan (2)	19	$68,406	—

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

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End
David A. Berg - President and Chief Executive Oficer	$31,658	$25,026	$21,306	—	$586,017

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	—	$6,277	$3,793	—	$72,980

Joseph J. Talley - Chief Operating Officer	$140,401	$10,163	$43,938	—	$1,075,741

Brian F. Ingulsrud - Vice President-Administration	$3,346	$4,013	$331	—	$20,664

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

(3)          Preferential interest is included here as well as in the NQDC column of the Summary Compensation Table. There was no preferential interest for the executives during fiscal year 2010.  Executives have the option of investing funds in an S&P 500 index fund or in a money market fund guaranteeing interest at prime as of January 2 of each calendar year.  The 2010, 2009 and 2008 calendar year rates were 3.25%, 3.25%, and 7.25%, respectively.

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

If Mr. Berg is terminated without cause, he will be eligible for severance pay equal to two times his then current base salary.  The present value of Mr. Berg’s Supplemental Executive Retirement Plan was approximately $576,000 as of August 31, 2010.

Compensation of Directors

The Board of Directors meets monthly.  For fiscal year 2010, the Company provided its directors with compensation consisting of (i) a payment of $625 per month, (ii) a per diem payment of $300 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses associated with director responsibilities.  The Chairman of the Board of

Directors received payments of $2,125 per month and a per diem in the amount of $300 for each day spent on Company activities.  The monthly compensation paid to directors and the Chairman increases by $25 per month each fiscal year.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until the earliest of the board member’s withdrawal from the Board of Directors, the board member’s death or attainment of age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the Company’s weighted average cost of short-term and long-term borrowing.  Currently, there is one former Board member who has elected to participate in this plan.  The amount deferred, as of August 31, 2010, was approximately $96,000.

The table below reflects director compensation for the year ended August 31, 2010.

Name	Fees Earned (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and NQDC Earnings	All Other Compensation	Total

Neil Widner, Director, Chairman of the Board	$44,500	N/A	N/A	N/A	$44,500

Curtis Haugen, Director, Vice-Chairman of the Board	$29,050	N/A	N/A	N/A	$29,050

Donald S. Andringa, Director	$25,750	N/A	N/A	N/A	$25,750

William Baldwin, Director	$32,050	N/A	N/A	N/A	$32,050

Richard Borgen, Director (2)	$12,850	N/A	N/A	N/A	$12,850

John Brainard, Director	$26,200	N/A	N/A	N/A	$26,200

Brian Erickson, Director	$30,550	N/A	N/A	N/A	$30,550

Robert Green, Director	$30,250	N/A	N/A	N/A	$30,250

John Gudajtes, Director	$20,350	N/A	N/A	N/A	$20,350

William Hejl, Director	$26,650	N/A	N/A	N/A	$26,650

Curtis Knutson, Director	$18,250	N/A	N/A	N/A	$18,250

Francis L. Kritzberger, Director and Chairman of the Board (2)	$21,100	N/A	N/A	N/A	$21,100

Dale Kuehl, Director	$23,350	N/A	N/A	N/A	$23,350

Jeff McInnes, Director	$22,300	N/A	N/A	N/A	$22,300

David Mueller, Director (3)	$14,275	N/A	N/A	N/A	$14,275

Wayne Tang, Director (3)	$18,625	N/A	N/A	N/A	$18,625

Steve Williams, Director	$32,050	N/A	N/A	N/A	$32,050

(1)          Consists of fees of $625 per month to Directors and $2,125 to the Chairman of the Board.  The Chairman and Directors also receive a per diem fee of $300 for each day spent on Company activities.

(2)          Term expired in December of 2009.

(3)          Term began in December of 2009.

Item 12.                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds.  The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock.  The Preferred Stock of the Company is non-voting stock.  The Company’s stock can only be held by individuals who are sugarbeet growers.  None of the officers or executives of the Company hold stock of the Company.  As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote.  As a group, the directors own approximately 2 to 3 percent of the outstanding Preferred Stock.

Item 13.                                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the Company’s Bylaws, only people who are members of the Company or representatives of members can serve on our Board of Directors.  As members of the Company (or representatives of members), all of our Directors have a contractual patronage relationship with the Company that obligates them to deliver sugarbeets to the Company for processing.  As a result of this patronage relationship, our Directors, like all other members of the Company, receive beet payments from the Company.

The Company has developed its own definition of “Independent Director” that takes into account the patronage relationship that exists between the company and the Director.  Under the Company’s definition, the patronage relationship is not considered for purposes of determining “independence”.  However, other relevant relationships between the Company and the Directors, and certain family members, are considered in assessing independence.  Except with respect to the patronage relationship that exists, the Company’s definition is consistent with the definition of an independent director found in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

The Company’s definition of Director Independence is provided below:

A director of the Company shall be considered an “Independent Director” unless:

(a)The director has a material financial relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) other than the patronage relationship that exists between the Company and each of its members.

(b)The director is, or has been within the last 3 years, an employee of the Company; or immediate family member is, or has been within the last 3 years, an employee, of the Company.

(c)The director has received, or an immediate family member has received, during any 12-month period within the last 3 years, more than $120,000 in direct compensation from the Company, other than director or committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

(d)

(i)the director is a current partner or employee of a firm that is the Company’s internal or external auditor;

(ii)the director has an immediate family member who is a current partner of such firm;

(iii)the director has an immediate family member who is a current employee of such a firm and personally works on the Company’s audits; or

(iv)the director or an immediate family member was, within the last 3 years, a partner or employee of such a firm and personally worked on the Company’s audit within that timeframe.

(e)The Director or an immediate family member is, or has been within the last 3 years, employed as an executive officer of another company, or any of the Company’s present executive officers, at the same time serves or served on that Company’s compensation committee.

(f)The Director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last 3 fiscal years, exceeds the greater of $1,000,000 or 2% of such company’s consolidated gross revenues, other than as a result of such person’s patronage relationship with the Company.

References to “company” include any parent or subsidiary in a consolidated group with such other company.

Based on the above definition, all of our Directors are independent of management and of the Company.

Item 14.                                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2010 and 2009 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2010	2009
Audit Fees	$129	$129
Audit-Related Fees	33	36
Tax Fees	34	32
All Other Fees	8	16
Total	$204	$213

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2010 and fiscal 2009.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2010 and fiscal 2009.  These services included benefit plan audits.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2010 and fiscal 2009.  These services include tax return preparation, tax planning and tax research.

All Other Fees.  All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies for fiscal 2010 and fiscal 2009.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  The Audit Committee approved all of the services and the fees billed for such services to the Company.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2010 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART III

Item 15.                                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.	Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended August 31, 2010, 2009 and 2008
Consolidated Balance Sheets as of August 31, 2010 and 2009
Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended August 31, 2010, 2009 and 2008
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules
None

3.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)           Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2010.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ DAVID A. BERG
President and Chief Executive Officer

Dated: November 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. BERG	President and Chief Executive Officer (Principal Executive Officer)	November 3, 2010

/s/ THOMAS S. ASTRUP	Vice President-Finance and Chief Financial Officer (Principal Financial	November 3, 2010
Officer)

/s/ TERESA A. WARNE	Corporate Controller (Principal Accounting Officer)	November 3, 2010

/s/ NEIL C. WIDNER	Director (Chairman)	November 3, 2010

/s/ CURTIS E. HAUGEN	Director (Vice-Chairman)	November 3, 2010

/s/ DONALD S. ANDRINGA	Director	November 3, 2010

/s/ WILLIAM BALDWIN	Director	November 3, 2010

/s/ JOHN BRAINARD	Director	November 3, 2010

/s/ ROBERT M. GREEN	Director	November 3, 2010

/s/ JOHN F. GUDAJTES	Director	November 3, 2010

/s/ WILLIAM A. HEJL	Director	November 3, 2010

/s/ CURTIS KNUTSON	Director	November 3, 2010

/s/ DALE KUEHL	Director	November 3, 2010

/s/ JEFF D. MCINNES	Director	November 3, 2010

/s/ DAVID MUELLER	Director	November 3, 2010

/s/ WAYNE TANG	Director	November 3, 2010

/s/ STEVE WILLIAMS	Director	November 3, 2010

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2010, 2009, and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended August 31, 2010, 2009, and 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, in accordance with authoritative guidance issued by the Financial Accounting Standards Board (FASB), the Company has modified the basis of presentation policy related to the presentation of noncontrolling interests. On a retrospective basis for all periods presented in this report, the Company has included the net proceeds attributable to noncontrolling interests, which was previously referred to as minority interest, as a component of consolidated net proceeds reflected on the Consolidated Statements of Operations. In addition, noncontrolling interest on the Consolidated Balance Sheets are now reflected as a component of Total Members’ Investments.

/s/ EIDE BAILLY LLP

Minneapolis, Minnesota

November 3, 2010

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2010	2009	2008
Net Revenue	$1,203,897	$1,200,229	$1,232,832

Cost of Sales	420,842	405,714	402,928

Gross Proceeds	783,055	794,515	829,904

Selling, General and Administrative Expenses	238,905	244,174	267,539

Operating Proceeds	544,150	550,341	562,365

Other Income (Expense):
Interest Income	150	209	740
Interest Expense, Net	(9,012)	(10,058)	(14,750)
Other, Net	(435)	3,943	(165)

Total Other Expense	(9,297)	(5,906)	(14,175)

Proceeds Before Income Tax	534,853	544,435	548,190

Income Tax (Expense)/Benefit	(2,309)	(2,181)	1,399

Consolidated Net Proceeds	532,544	542,254	549,589

Less: Net Proceeds Attributable to Noncontrolling Interests	(6,432)	(6,103)	(6,896)

Net Proceeds Attributable to American Crystal Sugar Company	$526,112	$536,151	$542,693

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income/(Loss)	$5,426	$2,309	$(4,787)
Unit Retains Declared to Members	29,531	31,024	23,260
Net Credit to American Crystal Sugar Company’s Members’ Investments	34,957	33,333	18,473
Payments to Members for Sugarbeets, Net of Unit Retains Declared	491,155	502,818	524,220
Total	$526,112	$536,151	$542,693

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2010	2009
Current Assets:
Cash and Cash Equivalents	$128	$127
Receivables:
Trade	52,608	61,665
Members	5,195	4,480
Other	4,080	2,565
Advances to Related Parties	15,243	22,744
Inventories	204,117	181,311
Prepaid Expenses	815	864

Total Current Assets	282,186	273,756

Property and Equipment:
Land and Land Improvements	73,804	67,011
Buildings	124,533	116,907
Equipment	942,346	892,678
Construction in Progress	16,737	14,522
Less Accumulated Depreciation	(775,904)	(737,182)

Net Property and Equipment	381,516	353,936

Net Property and Equipment Held for Lease	102,333	111,015

Other Assets:
Investments in CoBank, ACB	8,771	10,111
Investments in Marketing Cooperatives	1,094	135
Other Assets	11,778	12,305

Total Other Assets	21,643	22,551

Total Assets	$787,678	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Liabilities and Members’ Investments

	2010	2009
Current Liabilities:
Short-Term Debt	$5,000	$45,989
Current Maturities of Long-Term Debt	375	18,789
Accounts Payable	37,298	35,381
Advances Due to Related Parties	5,697	1,863
Other Current Liabilities	42,626	34,034
Amounts Due Growers	137,133	87,218

Total Current Liabilities	228,129	223,274

Long-Term Debt, Net of Current Maturities	140,698	143,073

Accrued Employee Benefits	77,584	46,458

Other Liabilities	10,657	8,925

Total Liabilities	457,068	421,730

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	28	28
Additional Paid-In Capital	152,261	152,261
Unit Retains	193,779	181,601
Accumulated Other Comprehensive Income (Loss)	(85,986)	(63,705)
Retained Earnings (Accumulated Deficit)	(18,456)	(23,882)

Total American Crystal Sugar Company Members’ Investments	279,901	284,578

Noncontrolling Interests	50,709	54,950

Total Members’ Investments	330,610	339,528

Total Liabilities and Members’ Investments	$787,678	$761,258

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

						Accumulated	Retained	American
			Additional			Other	Earnings	Crystal Sugar			Annual
	Preferred	Common	Paid-In	Unit	Equity	Comprehensive	(Accumulated	Company	Noncontrolling		Comprehensive
	Stock	Stock	Capital	Retains	Retention	Income (Loss)	Deficit)	Total	Interests	Total	Income (Loss)
Balance, August 31, 2007	$38,275	$29	$152,261	$170,363	$2,687	$(8,552)	$(21,178)	$333,885	$61,735	$395,620
Non-Member Business Loss	—	—	—	—	—	—	(4,787)	(4,787)	—	(4,787)	$(4,787)
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	—	6,896	6,896
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(8,792)	(8,792)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,317	—	1,317	—	1,317	1,317
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(224)	—	(224)	—	(224)	(224)
OCI of Equity Method Investees	—	—	—	—	—	(1,491)	—	(1,491)	—	(1,491)	(1,491)
Forward Contract Foreign Currency Loss	—	—	—	—	—	(34)	—	(34)	—	(34)	(34)
Unit Retains Withheld from Members	—	—	—	23,260	—	—	—	23,260	—	23,260
Payments of Unit Retains and Equity Retention to Members	—	—	—	(19,117)	(1,532)	—	—	(20,649)	—	(20,649)
Stock Issued, Net	—	(1)	—	—	—	—	—	(1)	—	(1)

Balance, August 31, 2008	38,275	28	152,261	174,506	1,155	(8,984)	(25,965)	331,276	59,839	391,115	$(5,219)
Non-Member Business Income	—	—	—	—	—	—	2,309	2,309	—	2,309	$2,309
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	—	6,103	6,103
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(10,992)	(10,992)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,644	—	1,644	—	1,644	1,644
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(51,624)	—	(51,624)	—	(51,624)	(51,624)
SFAS 158 Measurement Date Adjustment							(226)	(226)	—	(226)	(226)
OCI of Equity Method Investees	—	—	—	—	—	(4,755)	—	(4,755)	—	(4,755)	(4,755)
Forward Contract Foreign Currency Gain	—	—	—	—	—	14	—	14	—	14	14
Unit Retains Withheld from Members	—	—	—	31,024	—	—	—	31,024	—	31,024
Payments of Unit Retains and Equity Retention to Members	—	—	—	(23,929)	(1,155)	—	—	(25,084)	—	(25,084)
Stock Issued, Net	—	—	—	—	—	—	—	—	—	—

Balance, August 31, 2009	38,275	28	152,261	181,601	—	(63,705)	(23,882)	284,578	54,950	339,528	$(52,638)
Non-Member Business Income	—	—	—	—	—	—	5,426	5,426	—	5,426	$5,426
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	—	6,432	6,432
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(10,673)	(10,673)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,316	—	1,316	—	1,316	1,316
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(23,054)	—	(23,054)	—	(23,054)	(23,054)
OCI of Equity Method Investees	—	—	—	—	—	1,262	—	1,262	—	1,262	1,262
Forward Contract Foreign Currency Loss	—	—	—	—	—	(34)	—	(34)	—	(34)	(34)
Interest Rate Contract	—	—	—	—	—	(1,771)	—	(1,771)	—	(1,771)	(1,771)
Unit Retains Withheld from Members	—	—	—	29,531	—	—	—	29,531	—	29,531
Payments of Unit Retains to Members	—	—	—	(17,353)	—	—	—	(17,353)	—	(17,353)
Stock Issued, Net	—	—	—	—	—	—	—	—	—	—

Balance, August 31, 2010	$38,275	$28	$152,261	$193,779	$—	$(85,986)	$(18,456)	$279,901	$50,709	$330,610	$(16,855)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2010	2009	2008
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$526,112	$536,151	$542,693
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(491,155)	(502,818)	(524,220)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	55,580	55,046	58,197
Impairment Loss	—	—	11,867
(Income)/Loss from Equity Method Investees	521	(636)	221
Loss on the Disposition of Property and Equipment	535	1,049	504
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(147)	(165)	(121)
Deferred Gain Recognition	(63)	(108)	(197)
Noncontrolling Interests	6,432	6,103	6,896
Changes in Assets and Liabilities:
Receivables	6,827	2,741	13,837
Inventories	(22,806)	7,017	28,235
Prepaid Expenses	38	312	7
Non-Current Pension Asset/Liability	5,413	634	(113)
Advances To/Due to Related Parties	11,335	(3,833)	(12,126)
Accounts Payable	(1,681)	(1,399)	(173)
Other Liabilities	12,505	5,697	(8,894)
Amounts Due Growers	49,915	(33,715)	(22,327)
Net Cash Provided By Operating Activities	159,361	72,076	94,286

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(67,828)	(45,479)	(47,380)
Purchases of Property and Equipment Held for Lease	(2,648)	(2,331)	(1,358)
Proceeds from the Sale of Property and Equipment	26	18	57
Equity Distribution from CoBank, ACB	1,487	—	1,802
Investments in Marketing Cooperatives	(154)	6	(8)
Changes in Other Assets	(439)	(1,978)	2,041
Net Cash (Used In) Investing Activities	(69,556)	(49,764)	(44,846)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	(40,989)	30,692	(9,683)
Proceeds from Issuance of Long-Term Debt	—	100,092	25,818
Long-Term Debt Repayment	(20,789)	(117,021)	(36,227)
Distributions to Noncontrolling Interests	(10,673)	(10,992)	(8,792)
Changes in Common Stock	—	—	(1)
Payment of Unit Retains and Equity Retention	(17,353)	(25,084)	(20,649)
Net Cash (Used In) Financing Activities	(89,804)	(22,313)	(49,534)
Increase (Decrease) In Cash and Cash Equivalents	1	(1)	(94)
Cash and Cash Equivalents, Beginning of Year	127	128	222

Cash and Cash Equivalents, End of Year	$128	$127	$128

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of $3,597,000; $944,000 and ($2,989,000) for the years ended August 31, 2010, 2009 and 2008, respectively.

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

Net Property and Equipment

Property and equipment are recorded at cost less impairment.  See Note 4 to the consolidated financial statements.  Indirect costs and construction period interest are capitalized as a component of the cost of qualified assets.  Property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 33 years.

Net Property and Equipment Held for Lease

Net property and equipment held for lease are stated at cost.  Depreciation on assets placed in service is provided using the straight-line method with estimated useful lives ranging from 5 to 40 years.

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An impairment loss of approximately $11.9 million was recognized in 2008.  No additional impairment was recognized in 2010 or 2009.  See Note 4 to the consolidated financial statements.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.

Related Parties

The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United), Midwest Agri-Commodities Company (Midwest) and West Coast Beet Seed Company.

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

Accumulated Other Comprehensive Income (Loss) - Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the over-funded or under-funded status of defined benefit postretirement plans, the Company’s portion of the other comprehensive income(loss) of equity method investees and the gain or loss related to foreign currency forward contracts and interest rate swap contracts.  Consistent with the Company’s treatment of income taxes related to member-source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes.  For years prior to August 31, 2007, Accumulated Other Comprehensive Income (Loss) represented the cumulative net increase (decrease) in equity related to the recording of the minimum pension liability adjustment.

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

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2:  Includes the following inputs:

•                  quoted prices in active markets for similar assets or liabilities,

•                  quoted prices for identical or similar assets or liabilities in markets that are not active,

•                  or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are    significant to the fair value of the assets or liabilities.

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in its Consolidated Balance Sheet at fair value. On the date the derivative instrument is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value hedge”) or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). The Company has entered into foreign currency forward contracts and an interest rate swap, each of which have been designated as a cash flow hedge. Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive income (loss) and are reclassified into earnings as the underlying hedged item affects earnings.

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

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations. Shipping and handling costs were $153.7 million, $159.7 million and $185.8 million for the years ended August 31, 2010, 2009 and 2008, respectively.

Deferred Costs and Product Values

All costs incurred prior to the end of the Company’s fiscal year that relate to receiving and processing the subsequent year’s sugarbeet crop are deferred.  Similarly, the net realizable values of products produced prior to the end of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred.  The net result of these deferred costs and product values are recorded in the Company’s consolidated balance sheet in “Other Current Liabilities.”  Deferred costs and product values were $3.3 million as of August 31, 2010. There were no deferred costs and product values as of August 31, 2009 or 2008.

Recently Issued Accounting Pronouncements

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

In July 2010, the FASB issued an update to the authoritative guidance to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The guidance provided by this update becomes effective for the Company in the second quarter of fiscal 2011. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

(2) RECEIVABLES:

There was no single customer attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2010 or 2009 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2010, 2009 or 2008.

(3) INVENTORIES:

The major components of inventories as of August 31, 2010 and 2009 are as follows:

(In Thousands)	2010	2009
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$154,602	$138,039
Unprocessed Sugarbeets	4,396	—
Maintenance Parts and Operating Supplies	45,119	43,272
Total Inventories	$204,117	$181,311

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.4 million, $1.1 million and $1.1 million in 2010, 2009 and 2008, respectively.  Construction period interest capitalized was $ .6 million, $ .4 million and $ .9 million in 2010, 2009 and 2008, respectively. Depreciation expense was $43.4 million, $43.1 million and $44.4 million in 2010, 2009 and 2008, respectively. The Company had outstanding commitments totaling $23.2 million as of August 31, 2010, for equipment and construction contracts related to various capital projects.

In 2008, an impairment loss of $11.9 million related to property and equipment at the Sidney, Montana facility was recognized.  Sidney Sugars contracts with sugarbeet growers in the Sidney, Montana area.  The sugarbeet growers are not owners of Sidney Sugars and therefore have no requirement to grow sugarbeets on an annual basis.  Due to the high alternative crop prices compared to contracted sugarbeet prices in 2008, many growers chose to grow alternative crops.  Total harvested acres declined from approximately 35,000 acres for the 2007 crop (fiscal 2008) to approximately 15,000 acres for the 2008 crop (fiscal 2009).  The impairment loss is reflected in the Cost of Sales on the Consolidated Statements of Operations.  The acres harvested from the 2009 crop (fiscal 2010) increased to approximately 25,000 acres resulting in no additional impairment in 2009.  The property and equipment at the Sidney, Montana facility is used in the sugar segment.

As of August 31, 2010, the fair value of the property and equipment to be held and used at the Sidney, Montana facility was again determined based on numerous scenarios which were weighted according to their respective probability of occurring.  The harvested acres for the 2010 crop (fiscal 2011) have increased to approximately 31,500 acres and sugar net selling prices are higher than historical averages.  These scenarios are based on judgments regarding anticipated cash flows, future expected income/loss experience, current economic conditions and other factors.  Based on this analysis, no additional impairment of the fair value of the property and equipment was indicated.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2017.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. Depreciation expense was $11.2 million, $11.2 million and $11.1 million in 2010, 2009 and 2008, respectively.  The components of Net Property and Equipment Held for Lease as of August 31, 2010 and 2009 are shown below:

(In Thousands)	2010	2009
Land and Land Improvements	$8,022	$7,937
Buildings	41,345	41,242
Equipment	204,881	202,962
Construction in Progress	1,952	1,649
Less Accumulated Depreciation	(153,867)	(142,775)

Net Property and Equipment Held for Lease	$102,333	$111,015

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2011	$21,500
2012	21,500
2013	21,500
2014	21,500
2015	21,500
Thereafter	50,167

Total	$157,667

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 64 percent ownership interest and a 33 1/3 percent voting interest in United.  The investment is accounted for using the equity method.  Substantially all sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $14.6 million and $21.6 million as of August 31, 2010 and 2009, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.0 million, $ .9 million and $1.0 million for services provided during 2010, 2009 and 2008, respectively.

The Company has a 56 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances due to Midwest of $5.7 million and $1.9 million as of August 31, 2010 and 2009, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $122,000, $133,000 and $141,000 for services provided during 2010, 2009 and 2008, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2010, Midwest had outstanding short-term debt with CoBank, ACB of $4.9 million, of which $2.3 million was guaranteed by the Company.

The Company has performed a complete analysis and has determined that its investments in United and Midwest do not meet the criteria of Variable Interest Entities and therefore such entities are not consolidated in the Company’s Consolidated Financial Statements.

(7) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2010 and 2009 is summarized below:

(In Thousands)	2010	2009
Term Loans from CoBank, ACB, due in varying amounts through fiscal 2016, interest at fixed rates of 3.66% to 5.50%, with senior lien on substantially all non-current assets	$21,293	$40,293
Term Loans from Insurance Companies, due in varying amounts through fiscal 2028, interest at fixed rates of 4.78% to 7.42%, with senior lien on substantially all non-current assets	50,000	51,429
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through fiscal 2022, interest at fixed rates of 5.41% to 5.94% and varying rates of .27% to .52% as of August 31, 2010, substantially secured by letters of credit	69,780	70,140
Total Long-Term Debt	141,073	161,862
Less Current Maturities	(375)	(18,789)
Long-Term Debt, Net of Current Maturities	$140,698	$143,073

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2011	$375
2012	$5,765
2013	$280
2014	$7,300
2015	$7,315

The Company has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, of which $21.3 million in loans and $69.9 million in long-term letters of credit were outstanding as of August 31, 2010.  The unused long-term line of credit as of August 31, 2010 was $40.9 million.

The short-term debt outstanding as of August 31, 2010 and 2009 is summarized below:

(In Thousands)	2010	2009
Commercial Paper, at a fixed interest rate of .46%, due 9/1/10	$5,000	$45,989

During the year ended August 31, 2010, the Company borrowed from CoBank, ACB and issued commercial paper to meet its short-term borrowing requirements.  The Company has a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of August 31, 2010 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2010.  The Company’s commercial paper program provides short-term borrowings up to $320 million of which approximately $5.0 million was outstanding as of August 31, 2010.  The Company had $3.0 million in short-term letters of credit outstanding as of August 31, 2010.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2010, was $313.0 million.

The Company can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  The Company did not utilize the CCC during fiscal 2010.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of August 31, 2010, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $66.9 million.

During the year ended August 31, 2009, the Company borrowed from CoBank, ACB and the CCC and issued commercial paper to meet its short-term borrowing requirements.  The Company had a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of August 31, 2009 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2009.  The Company’s commercial paper program provides short-term borrowings up to $320 million of which approximately $46.0 million was outstanding as of August 31, 2009.  The Company had $2.7 million in short-term letters of credit outstanding as of August 31, 2009.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2009, was $272.3 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2010 and 2009, follow:

(In Thousands, Except Interest Rates)	2010	2009
Maximum Borrowings	$221,372	$261,004
Average Borrowing Levels	$104,389	$134,945
Average Interest Rates	.83%	1.98%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; level of term debt to net funds generated; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2010, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $9.1 million, $10.7 million and $14.9 million for the years ended August 31, 2010, 2009 and 2008, respectively.

(8)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position.  In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At August 31, 2010, the Company had cash flow hedges for approximately 219,000 Euros with maturity dates of September 30 to October 29, 2010.  At August 31, 2010, the fair value of the open contracts reflected a loss of approximately $24,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At August 31, 2009, the Company had cash flow hedges for approximately 526,000 Euros with maturity dates of September 10, 2009 to October 15, 2010.  At August 31, 2009, the fair value of the open contracts reflected a gain of approximately $10,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income/(loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .279 % as of August 31, 2010 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of August 31, 2010, the fair value of the cash flow hedge reflected a loss of approximately $1.8 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended August 31, 2010.  The current period loss of $172,000 is classified as interest expense on the statements of operations.  As of

August 31, 2010, $644,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months.

	Asset Derivatives as of August 31
		Fair Value (In Thousands)
	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$—	$10

Total Asset Derivatives		$—	$10

	Liability Derivatives as of August 31
		Fair Value (In Thousands)
	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$24	$—
Interest Rate Contracts	Other Current Liabilities	644	—
Interest Rate Contracts	Other Long-Term Liabilities	1,127	—

Total Liability Derivatives		$1,795	$—

(9) OPERATING LEASES:

The Company is party to operating leases for such items as rail cars, computer hardware and vehicles.  Cargill, Incorporated has assumed responsibility for the payments on a rail car lease for the duration of that lease and accordingly, the lease payments are not included in the table below.  Operating lease expense was $ 1.8 million, $ 2.0 million and $ .9 million for years ended August 31, 2010, 2009 and 2008, respectively.  Future minimum payments under these obligations are as follows:

Fiscal year ending August 31, (In Thousands)
2011	$1,598
2012	1,561
2013	1,427
2014	1,155
2015	1,089
Thereafter	6,142
Total	$12,972

(10) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age, date of hire and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2010, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has non-qualified supplemental executive retirement plans for certain employees.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are not eligible for participation in the defined benefit pension plan.  These employees participate in a defined contribution plan as described later in this note.

The Company’s Investment Committee has the responsibility of managing the operations and administration of the Company’s retirement plans and trust. Investment allocation decisions are made by the Investment Committee, pursuant to an Investment Policy (Policy) that includes a target strategic asset allocation.  The Investment Committee is committed to diversification to reduce the risk of large losses. The Policy allows some flexibility within the target asset allocation in recognition that market fluctuations may cause the allocation to a specific asset class to move up or down within a range. The Policy is reviewed periodically by the Investment Committee.  The asset allocation targets within the Plan, include four areas; Domestic Equity, International Equity, Fixed Income and Cash.  Domestic and International Equity consists primarily of publicly traded U.S. and Non-U.S. equities, respectively. The Fixed Income allocation consists of two components, a core bond mutual fund and a long duration investment grade mutual fund. As of October 1, 2010, the core bond component transitioned fully to the long-duration component, and 100% of the fixed income mandate will be invested in long-duration government bonds. The cash allocation is allowed only as necessary for impending benefit payments, lump sum contributions made by the company, or as authorized by the Investment Committee.  The Policy does not allow direct use of derivatives, however, the Plan invests entirely in commingled or mutual funds, which may allow investment in derivatives. The stated goal is for each component of the plan to earn a rate of return greater than its corresponding benchmark.  Progress of the plan against its return objectives will be measured over a full market cycle.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, August 31, 2010:

Percentage of Pension Plan Assets by Asset Class as of August 31, 2010

Asset Class	Target Range	Actual Allocation
Domestic Equity	40.0%-60.0%	45.6%
International Equity	15.0%-25.0%	19.5%
Fixed Income	20.0%-40.0%	34.8%
Cash	0.0%-5.0%	0.1%

There have been no changes in the valuation methodologies used at August 31, 2010 and 2009.  The Plan’s investment in the common/collective trust consists of investments in the Wachovia Equity Index Trust Fund (the Fund) managed by Wells Fargo Institutional Retirement and Trust (formerly Wachovia Bank National Association).  The Fund is a medium for collective investment of certain qualified employee benefit plans in common stocks designed to approximate the performance of the S&P 500 Index.  Substantially all of the Fund’s assets are in common stocks that make up the S&P 500 Index, however the fund may also invest in S&P 500 Index Futures, common funds or investment companies, cash or cash equivalents or other securities.  The net asset value of the Fund is determined daily.  All earnings, gains and losses of the Fund are reflected in the computation of the daily unit value and are realized by the plan upon withdrawal from the Fund.  Registered investment companies are valued at the net asset value of shares held by the Plan at year end based on quoted market prices.  The money market fund is valued at quoted market price, which is cost plus accrued interest.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as, the target asset allocation of the pension portfolio.  This resulted in the selection of the 7.5% long-term rate of return on assets assumption.

The following schedules reflect the fair values of the pension plan assets by major category as of August 31, 2010 and 2009:

	Plan Assets at Fair Value August 31, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Common/collective trusts	$—	$34,293	$—	$34,293
Registered investment company
Fixed income	47,924	—	—	47,924
Equity	28,828	—	—	28,828
International equity	27,062	—	—	27,062
Money market fund	371	—	—	371
Total Plan Assets at Fair Value	$104,185	$34,293	$—	$138,478

	Plan Assets at Fair Value August 31, 2009
(In Thousands)	Level 1	Level 2	Level 3	Total
Common/collective trusts	$—	$32,352	$—	$32,352
Registered investment company
Fixed income	32,825	—	—	32,825
Equity	28,605	—	—	28,605
International equity	29,655	—	—	29,655
Money market fund	536	—	—	536
Total Plan Assets at Fair Value	$91,621	$32,352	$—	$123,973

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2039.  The reinvestment rate for benefit cash flow occurring after 2039 was discounted back to the year 2039 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2039 and consistently applied as any other benefit cash flow during the bond matching process.

The Company has a medical plan and a Medicare supplement plan which are available to union retirees and certain non-union retirees.  The costs of these plans are shared by the Company and plan participants.  The Company’s post-retirement plan for certain non-union employees currently coordinates with Medicare’s medical coverage and provides tiered prescription drug coverage.  The Company has determined that this plan is actuarially equivalent to Medicare Part D and therefore qualifies for the Federal subsidy provision in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  This provision allows the Company to receive a subsidy of 28 percent of the dollars spent providing prescription drug coverage.

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2010	2009	2010	2009
Discount Rate	5.00%	6.55%	5.00%	6.55%
Expected Return on Plan Assets	7.50%	8.00%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

	Expected Benefit Payments
(In Thousands)	Pension	Post-Retirement
2011	$6,290	$1,004
2012	6,535	1,233
2013	7,146	1,634
2014	7,773	2,074
2015	8,369	2,578
2016-2020	53,042	17,903
Total	$89,155	$26,426

The Company expects to make contributions of approximately $10.0 million to the defined benefit pension plans during the next fiscal year.  The Company expects to make contributions in the next fiscal year of approximately $99,000 related to Supplemental Executive Retirement Plans.  The Company also expects to contribute approximately $1.0 million to the post-retirement plans during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2010, 2009 and 2008:

Components of Net Periodic Pension Cost

(In Thousands)	2010	2009	2008
Service Cost	$3,632	$4,197	$3,763
Interest Cost	9,126	10,673	8,154
Expected Return on Plan Assets	(9,924)	(15,456)	(12,965)
Settlement Loss	—	—	242
Retained Earnings Measurement Date Adjustment	—	(226)	—
Amortization of Prior Service Costs	1,316	1,644	1,317
Amortization of Net (Gain) Loss	6,940	70	(199)
Net Periodic Pension Cost	$11,090	$902	$312

Components of Net Periodic Post-Retirement Cost

(In Thousands)	2010	2009	2008
Service Cost	$968	$968	$1,076
Interest Cost	1,854	1,887	1,864
Settlement Gain	—	—	(5)
Amortization of Net (Gain) Loss	(687)	(675)	(225)
Net Periodic Post-Retirement Cost	$2,135	$2,180	$2,710

Prior service costs are amortized over the lesser of seven years or the length of the union contract that included the benefit change.

For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2010.  The rate is assumed to decline to 6.5 percent over the next five years.  For participants age 65 and older, a 9.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010.  The rate is assumed to decline to 7.5 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$527	$(427)
Effect on the accumulated post-retirement benefit obligation	$4,564	$(3,763)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2010 and 2009 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of August 31, 2010 and 2009:

	Pension		Post-Retirement
(In Thousands)	2010	2009	2010	2009
Change in Benefit Obligation
Obligation at the Beginning of the Year	$142,377	$123,703	$28,728	$27,193
Retained Earnings Adjustment	—	2,974	—	—
Service Cost	3,632	3,358	968	968
Interest Cost	9,126	8,538	1,854	1,887
Plan Participant Contributions	—	—	377	448
Medicare Part D Subsidy	—	—	72	82
Actuarial (Gain) Loss	34,644	10,094	331	(917)
Benefits Paid	(5,487)	(6,290)	(1,100)	(933)
Obligation at the End of the Year	$184,292	$142,377	$31,230	$28,728

Change in Plan Assets
Fair Value at the Beginning of the Year	$123,973	$156,525	$—	$—
Retained Earnings Adjustment	—	3,091	—	—
Actual Return on Plan Assets	15,593	(29,477)	—	—
Plan Participant Contributions	—	—	377	448
Medicare Part D Subsidy	—	—	72	82
Employer Contributions	4,399	124	651	403
Benefits Paid	(5,487)	(6,290)	(1,100)	(933)
Fair Value at the End of the Year	$138,478	$123,973	$—	$—

Funded Status
Funded Status as of August 31,	$(45,814)	$(18,404)	$(31,230)	$(28,728)
Net Amount Recognized	$(45,814)	$(18,404)	$(31,230)	$(28,728)

Amounts Recognized in the Balance Sheets
Current Liabilities	$(6,290)	$(5,257)	$(1,004)	$(785)
Noncurrent Liabilities	(39,524)	(13,147)	(30,226)	(27,943)
Net Amount Recognized	$(45,814)	$(18,404)	$(31,230)	$(28,728)

Prior Service Cost Recognized in Accumulated Other Comprehensive Income
Prior Service Cost Beginning of the Year	$(2,305)	$(3,949)	$—	$—
Recognized in Periodic Cost	1,316	1,644	—	—
Amount Arising During the Year	—	—	—	—
Prior Service Cost End of the Year	$(989)	$(2,305)	$—	$—

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Year	$(62,816)	$(10,950)	$7,651	$7,409
Recognized in Periodic Cost	6,940	70	(687)	(675)
Amount Arising During the Year	(28,976)	(51,936)	(331)	917
Accumulated Gain (Loss) End of the Year	$(84,852)	$(62,816)	$6,633	$7,651

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income at August 31, 2010 into net periodic benefit cost in fiscal 2011 are as follows:

(In Thousands)	Pension	Post- Retirement
Prior Service (Cost)	$(989)	$—
Accumulated Gain (Loss)	(9,489)	809
Total	$(10,478)	$809

The accumulated pension benefit obligation was $174.9 million and $134.1 million as of August 31, 2010 and 2009, respectively.

Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is determined by the Board of Directors.  During 2010, 191.52 vested contract rights were exercised.  In 2010, 210.56 contract rights were granted at a stated value of $2,550 per contract right.  At August 31, 2010, the Board of Directors increased the value of the 1,104.72 contract rights previously granted from $2,200 to $2,550 per contract right.  As of August 31, 2010, there were 1,315.28 contract rights issued and outstanding at a stated value of $2,550 per contract right, of which 882.59 were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent, respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.8 million, $1.8 million and $1.9 million for the years ended August 31, 2010, 2009 and 2008, respectively.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are no longer eligible for participation in the defined benefit pension plan but receive a 4% non-elective Company Contribution to a defined contribution plan.  The Company Contribution has a six year vesting schedule.  The Company’s Contributions to this plan totaled $115,000, $87,000 and $29,000 for the years ended August 31, 2010, 2009 and 2008, respectively.

(11) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2010, 2009 and 2008:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2010	$76.77	600,000	498,570
August 31, 2009	$76.77	600,000	498,570
August 31, 2008	$76.77	600,000	498,570

Common Stock:
August 31, 2010	$10.00	4,000	2,768
August 31, 2009	$10.00	4,000	2,812
August 31, 2008	$10.00	4,000	2,839

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2010
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,179,349	$24,548	$1,203,897
Gross Proceeds	$769,747	$13,308	$783,055
Depreciation and Amortization	$44,340	$11,240	$55,580
Interest Income	$150	$—	$150
Interest Expense	$9,011	$1	$9,012
Loss from Equity Method Investees	$(521)	$—	$(521)
Other Income/(Expense), Net	$(345)	$(90)	$(435)
Consolidated Net Proceeds	$519,418	$13,126	$532,544

Capital Additions	$71,425	$2,648	$74,073

	For the Year Ended August 31, 2009
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,176,289	$23,940	$1,200,229
Gross Proceeds	$781,753	$12,762	$794,515
Depreciation and Amortization	$43,869	$11,177	$55,046
Interest Income	$207	$2	$209
Interest Expense	$10,058	$—	$10,058
Income from Equity Method Investees	$636	$—	$636
Other Income/(Expense), Net	$4,070	$(140)	$3,930
Consolidated Net Proceeds	$529,799	$12,455	$542,254

Capital Additions	$46,423	$2,331	$48,754

	For the Year Ended August 31, 2008
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,208,634	$24,198	$1,232,832
Gross Proceeds	$815,570	$14,334	$829,904
Depreciation and Amortization	$47,071	$11,126	$58,197
Impairment Loss	$11,867	$—	$11,867
Interest Income	$702	$38	$740
Interest Expense	$14,591	$159	$14,750
Loss from Equity Method Investees	$(221)	$—	$(221)
Other Income/(Expense), Net	$(158)	$(27)	$(185)
Consolidated Net Proceeds	$535,516	$14,073	$549,589

Capital Additions	$44,391	$1,358	$45,749

	As of August 31, 2010
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$381,516	$—	$381,516
Assets Held for Lease, Net	$—	$102,333	$102,333
Segment Assets	$681,246	$106,432	$787,678

	As of August 31, 2009
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$353,936	$—	$353,936
Assets Held for Lease, Net	$—	$111,015	$111,015
Segment Assets	$645,770	$115,488	$761,258

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Quoted market prices are generally not available for the Company’s financial instruments.  Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of August 31, 2010 was approximately $141.8 million in comparison to the carrying value of $141.1 million. The fair value of the long-term debt as of August 31, 2009 was approximately $162.6 million in comparison to the carrying value of $161.9 million.

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

Foreign Currency Forward Contracts — Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of August 31, 2010 was a liability of approximately $24,000. The fair value of the open contracts as of August 31, 2009 was an asset of approximately $10,000.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of August 31, 2010 was a liability of approximately $1.8 million. There were no interest rate contracts as of August 31, 2009.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 and 2009.

	Fair Value of Liabilities as of August 31, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$24	$—	$—	$24
Interest Rate Contracts	—	1,771	—	1,771
Total	$24	$1,771	$—	$1,795

	Fair Value of Assets as of August 31, 2009
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$10	$—	$—	$10
Total	$10	$—	$—	$10

(14) INCOME TAXES:

As of August 31, 2010 and 2009, the Company had no unrecognized tax benefits. Any future accrued interest or penalties related to unrecognized tax benefits will be recognized in income tax expense if incurred.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for fiscal years 2006 and earlier.  The Company is no longer subject to state income tax examinations by tax authorities for fiscal years 2006 and earlier.

Total income tax payments (refunds) were $170,000, $1.8 million and ($33,000) for the years ended August 31, 2010, 2009 and 2008, respectively.

The Company’s net deferred tax liability included in Other Liabilities on the Company’s Balance Sheets as of August 31, 2010 and 2009 is reflected below:

(In Thousands)	2010	2009
Deferred Tax Assets related to non- patronage source temporary differences	$8,299	$11,096
Deferred Tax Liability related to non- patronage source temporary differences	14,951	16,535

Net Deferred Tax Liability	$6,652	$5,439

Income tax expense/(benefit) for the years ended August 31, 2010, 2009 and 2008 is as follows:

(In Thousands)	2010	2009	2008
Current Income Taxes	$1,096	$713	$653
Deferred Income Taxes	1,213	1,468	(2,052)

Total Income Tax Expense/(Benefit)	$2,309	$2,181	$(1,399)

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2010, 2009 and 2008 is shown below:

	2010	2009	2008
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(40.4)%	(40.6)%	(41.7)%
Other, net	(0.2)%	—	(0.2)%
Effective tax rate	0.4%	0.4%	(0.9)%

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

On June 26, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that will place a cap on GHG emissions.  Similar legislation is being considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative and regulatory developments carefully yet cannot predict whether new proposed laws or regulations will have a material impact on the Company.

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

On September 7, 2010, the Company entered into an Administrative Consent Agreement with the North Dakota Department of Health related to pulp dryer emissions at the Hillsboro, North Dakota factory. As part of the Administrative Consent Agreement, the Company agreed to pay a penalty of $103,181, which was recognized in fiscal 2010.

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $18.5 million.

(16) LEGAL MATTERS:

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

Following the August 13, 2010 District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed.  In addition, the District Court immediately vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 is prohibited until further action is taken by USDA in accordance with applicable law to allow planting of Roundup Ready® sugarbeet seed.  It is impractical to speculate on the likelihood of the USDA taking action prior to the planting of the 2011 sugarbeet crop.  Given the recent ruling, and the uncertain timing of USDA action, it is possible that the Company’s shareholders may not be able to plant Roundup Ready® sugarbeets in 2011.  The ability of shareholders to plant Roundup Ready® sugarbeets in subsequent years will be determined as a final matter based on the outcome of the EIS and further decision by USDA.  The number of years required to complete the EIS is uncertain.

(17) SUBSEQUENT EVENTS:

The Company has evaluated events through the date that the financial statements were issued, for potential recognition or disclosure in the August 31, 2010 financial statements.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2010

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.3	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

++10.5	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.6	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

++10.7	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

++10.8	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.9	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.10	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.11	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.12	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.13	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

++10.14	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.15	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009

++10.16	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009

10.17	Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009.	Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.18	Amended and Restated Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2009.	Incorporated by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.19	Amended and Restated Member Control Agreement between Registrant and Golden Growers Cooperative dated September 1, 2009.	Incorporated by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.20	First Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2010.	Filed herewith electronically

++10.21	Fourth Amendment to 2005 Long-Term Incentive Plan, dated August 1, 2010.	Filed herewith electronically

10.22	Administrative Consent Agreement between the Registrant and the North Dakota Department of Health dated September 7, 2010.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

++           A management contract or compensatory plan required to be filed with this report.