Form 10-Q
period 2010-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2011-01-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 6, 2011
$10 Par Value	2,763

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	November 30		August 31
	2010	2009	2010*
Current Assets:
Cash and Cash Equivalents	$128	$144	$128
Receivables:
Trade	72,989	67,253	52,608
Members	3,981	3,697	5,195
Other	4,290	3,018	4,080
Advances to Related Parties	179	8,988	15,243
Inventories	744,950	508,556	204,117
Prepaid Expenses	2,099	2,423	815

Total Current Assets	828,616	594,079	282,186

Property and Equipment:
Land and Land Improvements	77,700	66,942	73,804
Buildings	124,782	119,740	124,533
Equipment	943,821	898,640	942,346
Construction in Progress	24,123	13,324	16,737
Less Accumulated Depreciation	(788,751)	(751,265)	(775,904)

Net Property and Equipment	381,675	347,381	381,516

Net Property and Equipment Held for Lease	99,822	109,101	102,333

Other Assets:
Investments in CoBank, ACB	8,771	10,111	8,771
Investments in Marketing Cooperatives	1,189	251	1,094
Other Assets	11,645	12,161	11,778

Total Other Assets	21,605	22,523	21,643

Total Assets	$1,331,718	$1,073,084	$787,678

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	November 30		August 31
	2010	2009	2010*
Current Liabilities:
Short-Term Debt	$298,057	$190,486	$5,000
Current Maturities of Long-Term Debt	375	18,074	375
Accounts Payable	28,413	27,045	37,298
Advances Due to Related Parties	11,196	2,394	5,697
Accrued Continuing Costs	86,116	56,162	—
Other Current Liabilities	34,368	32,711	42,626
Amounts Due Growers	308,302	205,051	137,133

Total Current Liabilities	766,827	531,923	228,129

Long-Term Debt, Net of Current Maturities	140,698	143,073	140,698

Accrued Employee Benefits	78,567	45,352	77,584

Other Liabilities	11,378	10,098	10,657

Total Liabilities	997,470	730,446	457,068

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	193,779	181,601	193,779
Accumulated Other Comprehensive Income (Loss)	(83,054)	(61,699)	(85,986)
Retained Earnings (Accumulated Deficit)	(16,563)	(21,887)	(18,456)

Total American Crystal Sugar Company Members’ Investments	284,726	288,579	279,901

Noncontrolling Interests	49,522	54,059	50,709

Total Members’ Investments	334,248	342,638	330,610

Total Liabilities and Members’ Investments	$1,331,718	$1,073,084	$787,678

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2010	2009
Net Revenue	$351,979	$319,408

Cost of Sales	(64,552)	48,609

Gross Proceeds	416,531	270,799

Selling, General and Administrative Expenses	65,279	61,719
Accrued Continuing Costs	86,116	56,162

Operating Proceeds	265,136	152,918

Other Income (Expense):
Interest Income	13	9
Interest Expense, Net	(1,971)	(2,022)
Other, Net	(120)	(107)

Total Other Income (Expense)	(2,078)	(2,120)

Proceeds Before Income Tax Expense	263,058	150,798

Income Tax Expense	(1,315)	(1,386)

Consolidated Net Proceeds	261,743	149,412

Less: Net Proceeds Attributable to Noncontrolling Interests	(1,442)	(1,735)

Net Proceeds Attributable to American Crystal Sugar Company	$260,301	$147,677

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$1,893	$1,995
Unit Retains Declared to Members	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	1,893	1,995
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	258,408	145,682
Total	$260,301	$147,677

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2010	2009
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$260,301	$147,677
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(258,408)	(145,682)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	18,153	17,566
(Income)/Loss from Equity Method Investees	(2)	1
Loss on the Disposition of Property and Equipment	138	116
Deferred Gain Recognition	(16)	(16)
Noncontrolling Interests	1,442	1,735
Changes in Assets and Liabilities:
Receivables	(19,377)	(5,258)
Inventories	(540,833)	(327,245)
Prepaid Expenses	(1,284)	(1,547)
Non Current Pension Asset/Liability	3,195	30
Advances To/Due to Related Parties	20,563	14,287
Accounts Payable	(605)	(2,650)
Accrued Continuing Costs	86,116	56,162
Other Liabilities	(6,893)	607
Amounts Due Growers	171,169	117,833
Net Cash Used In Operating Activities	(266,341)	(126,384)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(23,619)	(13,708)
Purchases of Property and Equipment Held for Lease	(356)	(947)
Proceeds from the Sale of Property and Equipment	2	—
Changes in Other Assets	(113)	(100)
Net Cash Used In Investing Activities	(24,086)	(14,755)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	293,057	144,497
Long-Term Debt Repayment	—	(715)
Distributions to Noncontrolling Interests	(2,630)	(2,626)
Net Cash Provided By Financing Activities	290,427	141,156
Increase In Cash and Cash Equivalents	—	17
Cash and Cash Equivalents, Beginning of Year	128	127

Cash and Cash Equivalents, End of Period	$128	$144

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($8,280,000) and ($5,686,000) for the three months ended November 30, 2010 and 2009, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

November 30, 2010 and 2009

(Unaudited)

Note 1:  Basis of Presentation

The unaudited consolidated financial statements of American Crystal Sugar Company (Company) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

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

The operating results for the three months ended November 30, 2010, are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2010 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2010 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Note 2: Recently Issued Accounting Pronouncements

In June and December 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance was adopted by the Company in the first quarter of fiscal 2011 and had no material effect on the Company’s financial statements.

In June and December 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was adopted by the Company in the first quarter of fiscal 2011 and had no material effect on the Company’s financial statements.

In October 2009, the FASB issued an update to the authoritative guidance which contains amendments to the criteria for separating consideration in multiple-deliverable arrangements and expands disclosures related to such arrangements.  This guidance was adopted by the Company in the first quarter of fiscal 2011 and had no material effect on the Company’s financial statements.

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

In December 2010, the FASB issued an update to the authoritative guidance which modifies Step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance provided by this update becomes effective for the Company in the third quarter of fiscal 2011. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

Note 3:  Inventories

The major components of inventories are as follows (In Thousands):

	November 30 2010	November 30 2009	August 31 2010
Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$311,830	$204,849	$154,602
Unprocessed Sugarbeets	389,156	260,497	4,396
Maintenance Parts and Supplies	43,964	43,210	45,119

Total Inventories	$744,950	$508,556	$204,117

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment. Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 4: Short-Term Debt

The Company has a seasonal line of credit through June 1, 2011 with a consortium of lenders led by CoBank, ACB of $400.0 million.  On June 1, 2011, the seasonal line of credit with this consortium of lenders is reduced to $320.0 million and is available through July 30, 2012. The Company also has a line of credit with Wells Fargo Bank for $1.0 million. The Company’s commercial paper program provides short-term borrowings of up to $320.0 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of November 30, 2010, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $220.8 million.

As of November 30, 2010, the Company had outstanding commercial paper of $298.1 million at average interest rates of .42% to .55% and maturity dates between December 1, 2010 and January 31, 2011.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the

CCC as of November 30, 2010. The Company had $2.7 million of short-term letters of credit outstanding as of November 30, 2010.  The unused seasonal line of credit as of November 30, 2010 was $100.2 million.

As of November 30, 2009, the Company had a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million and a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provided short-term borrowings of up to $320.0 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The Company had outstanding commercial paper as of November 30, 2009 of $190.5 million at average interest rates of .40% to .65% and maturity dates between December 1, 2009 and February 26, 2010.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of November 30, 2009.  The Company had $2.9 million of short-term letters of credit outstanding as of November 30, 2009.  The unused seasonal line of credit as of November 30, 2009 was $127.6 million.

Note 5:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, of which $21.3 million in loans and $69.8 million in long-term letters of credit were outstanding as of November 30, 2010.  The unused long-term line of credit as of November 30, 2010, was $41.0 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

As of November 30, 2009, the Company had a long-term debt line of credit through December 31, 2011, with CoBank, ACB of $174.6 million, of which $40.3 million in loans and $70.8 million in long-term letters of credit were outstanding.  The unused long-term line of credit as of November 30, 2009, was $63.5 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2009, of $50 million from a private placement of Senior Notes that occurred in September of 1998; $ .7 million from a private placement of Senior Notes that occurred in January of 2003; and $70.1 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

Note 6:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $1.3 million and $1.2 million for the three months ended November 30, 2010 and 2009, respectively.  Interest capitalized was $ .1 million in each of the three months ended November 30, 2010 and 2009.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At November 30, 2010, the Company had no foreign currency forward contract cash flow hedges.  At November 30, 2009, the Company had foreign currency forward contract cash flow hedges for approximately 496,000 Euros with maturity dates of January 22, 2010 to October 15, 2010.  At November 30, 2009, the fair value of the open contracts reflected a gain of approximately $23,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income/(loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .276 % as of November 30, 2010 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of November 30, 2010, the fair value of the cash flow hedge reflected a loss of approximately $1.4 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended November 30, 2010.  The current period loss of $170,000 is classified as interest expense on the statements of operations.  As of November 30, 2010, $602,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months.

	Fair Value of Asset Derivatives as of November 30
(In Thousands)	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$—	$23

Total Asset Derivatives		$—	$23

	Fair Value of Liability Derivatives as of November 30
(In Thousands)	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Interest Rate Contracts	Other Current Liabilities	$602	$—
Interest Rate Contracts	Other Long-Term Liabilities	755	—

Total Liability Derivatives		$1,357	$—

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

Note 9:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the three months ended November 30, 2010 and 2009:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2010	2009
Service Cost	$1,143	$908
Interest Cost	2,261	2,282
Expected Return on Plan Assets	(2,557)	(2,481)
Amortization of Prior Service Costs	247	329
Amortization of Net Actuarial Loss	2,372	1,735
Net Periodic Pension Cost	$3,466	$2,773

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2010	2009
Service Cost	$160	$242
Interest Cost	384	464
Amortization of Net Actuarial Gain	(202)	(172)
Net Periodic Post-Retirement Cost	$342	$534

The Company did not make any contributions to the pension plans during the three months ended November 30, 2010 but is anticipating making contributions of approximately $10.0 million to the pension plans during the remainder of this fiscal year.  The Company has contributed and made benefit payments of approximately $17,000 related to the Supplemental Executive Retirement Plans during the three months ended November 30, 2010.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $323,000 related to the post-retirement plans during the three months ended November 30, 2010.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 10:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
January 6, 2011	$76.77	600,000	498,570
November 30, 2010	$76.77	600,000	498,570
August 31, 2010	$76.77	600,000	498,570
November 30, 2009	$76.77	600,000	498,570

Common Stock:
January 6, 2011	$10.00	4,000	2,763
November 30, 2010	$10.00	4,000	2,755
August 31, 2010	$10.00	4,000	2,768
November 30, 2009	$10.00	4,000	2,812

Note 11: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $43.6 million and $40.5 million for the three months ended November 30, 2010 and 2009, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2010 and 2009, is shown below:

	For the Three Months Ended November 30, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$346,148	$5,831	$351,979
Gross Proceeds	$413,540	$2,991	$416,531
Depreciation and Amortization	$15,313	$2,840	$18,153
Interest Income	$13	$—	$13
Interest Expense	$1,971	$—	$1,971
Income from Equity Method Investees	$2	$—	$2
Other Expense, Net	$(95)	$(27)	$(122)
Consolidated Net Proceeds	$258,799	$2,944	$261,743

Capital Additions	$15,339	$356	$15,695

	For the Three Months Ended November 30, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$312,986	$6,422	$319,408
Gross Proceeds	$267,180	$3,619	$270,799
Depreciation and Amortization	$14,763	$2,803	$17,566
Interest Income	$9	$—	$9
Interest Expense	$2,022	$—	$2,022
Loss from Equity Method Investees	$(1)	$—	$(1)
Other Expense, Net	$(49)	$(57)	$(106)
Consolidated Net Proceeds	$145,871	$3,541	$149,412

Capital Additions	$8,022	$947	$8,969

	As of November 30, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$381,675	$—	$381,675
Assets Held for Lease, Net	$—	$99,822	$99,822
Segment Assets	$1,227,814	$103,904	$1,331,718

	As of November 30, 2009
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$347,381	$—	$347,381
Assets Held for Lease, Net	$—	$109,101	$109,101
Segment Assets	$959,526	$113,558	$1,073,084

Note 13: Fair Value of Financial Instruments

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of November 30, 2010 was approximately $145.1 million in comparison to the carrying value of $141.1 million. The fair value of the long-term debt as of November 30, 2009 was approximately $161.2 million in comparison to the carrying value of $161.1 million.

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

Foreign Currency Forward Contracts — There were no open foreign currency forward contracts as of November 30, 2010.  Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of November 30, 2009 was an asset of approximately $23,000. Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of November 30, 2010 was a liability of approximately $1.4 million. There were no interest rate contracts as of November 30, 2009.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of November 30, 2010 and 2009.

	Fair Value of Liabilities as of November 30, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$1,357	$—	$1,357
Total	$—	$1,357	$—	$1,357

	Fair Value of Assets as of November 30, 2009
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$23	$—	$—	$23
Total	$23	$—	$—	$23

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

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $10.7 million.

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

Note 16: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the November 30, 2010 financial statements.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota (the Issuer) issued the Recovery Zone Facility Revenue Bonds (American Crystal Sugar Company Project) Series 2010 in the principal amount of $15.0 million (the Bonds).  Proceeds of the Bonds will be used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011. The Bonds are rated “BBB+” by Standard & Poor’s Ratings Service.

On January 5, 2011, the Company’s Board of Directors authorized the revolvement of $29.6 million of unit retains for distribution on January 6, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended November 30, 2010 and 2009

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2010 Form 10-K.

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2010 and to be processed during fiscal 2011 produced a total of 11.7 million tons of sugarbeets, or approximately 26.4 tons of sugarbeets per acre from approximately 445,000 acres. This represents an increase in total tons harvested of approximately 11.9 percent compared to the 2009 crop. The sugar content of the 2010 crop is 18.0 percent as compared to the 16.7 percent sugar content of the 2009 crop. The Company expects to produce a total of approximately 33.8 million hundredweight of sugar from the 2010 crop, an increase of approximately 16.4 percent compared to the 2009 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2011 is expected to be approximately 19 percent higher than in fiscal 2010.  This expected increase is primarily due to increased tons harvested and an increase in the sugar content of the sugarbeets resulting in the increased production of sugar and agri-products. Also contributing to this expected increase are higher anticipated net selling prices for sugar. These anticipated increases will be partially offset by anticipated higher operating costs.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended November 30, 2010 and 2009

Revenue for the three months ended November 30, 2010, was $352.0 million, an increase of $32.6 million from the three months ended November 30, 2009.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended November 30, 2010, as compared to the three months ended November 30, 2009.

Product	Revenue	Selling Price	Volume
Sugar	10.0%	12.4%	-2.2%
Pulp	13.4%	-21.1%	43.7%
Molasses	100.7%	-7.3%	116.4%
CSB	29.9%	-4.6%	36.2%
Betaine	13.2%	11.3%	1.7%

The increases in selling prices for sugar and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp, molasses and CSB is the result of lower prices for competing alternative products in the marketplace. The increase in the volume of pulp, molasses and CSB sold reflects the impact of more product availability due to an earlier startup this year as compared to the previous year.

Rental revenue on the ProGold operating lease was $5.8 million and $6.4 million for the three months ended November 30, 2010 and 2009, respectively.

Cost of sales for the three months ended November 30, 2010, exclusive of payments to members for sugarbeets, decreased $113.2 million as compared to the three months ended November 30, 2009. This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the three months ended November 30, 2010 was $196.3 million as compared to an increase of $65.5 million for the previous three months ended November 30, 2009 resulting in a $130.8 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended November 30
(In Millions)	2010	2009	Change
Beginning Product Inventories at Net Realizable Value	$(111.8)	$(137.6)	$25.8	(1)

Ending Product Inventories at Net Realizable Value	308.1	203.1	105.0	(2)

Increase in the Net Realizable Value of Product Inventories	$196.3	$65.5	$130.8

(1) The change is primarily due to a 22.6 percent decrease in the hundredweight of sugar inventory as of August 31, 2010 as compared to August 31, 2009 partially offset by an 11.3 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2010 as compared to August 31, 2009; a 35.4 percent decrease in the tons of pulp inventory as of August 31, 2010 as compared to August 31, 2009; a 47.3 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2010 as compared to August 31, 2009; and a 35.4 percent decrease in the per ton net realizable value of molasses as of August 31, 2010 as compared to August 31, 2009 partially offset by a 10.7 percent increase in the tons of molasses inventory as of August 31, 2010 as compared to August 31, 2009.

(2) The change is primarily due to a 35.4 percent increase in the hundredweight of sugar inventory as of November 30, 2010 as compared to November 30, 2009 and a 20.1 percent increase in the per hundredweight net realizable value of sugar as of November 30, 2010 compared to November 30, 2009.

•                  Factory operating costs increased $10.3 million for the three months ended November 30, 2010, as compared to the three months ended November 30, 2009 primarily due to an increase in the tons harvested and processed this year. These increases were partially offset by higher grower freight reimbursements resulting from an increase in tons harvested this year.

•                  The cost recognized associated with the non-member sugarbeets increased $4.0 million for the three months ended November 30, 2010, when compared to the three months ended November 30, 2009.  This increase was primarily due to an increase in the projected per ton sugarbeet payment for the Sidney crop this year.

•                  Due to low sugar inventory levels at the beginning of fiscal 2011, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs during the first quarter of fiscal 2011.  As a result, the costs associated with purchased sugar were $3.4 million higher for the three months ended November 30, 2010, as compared to the three months ended November 30, 2009.

Selling, general and administrative expenses increased $3.6 million for the three months ended November 30, 2010, as compared to the three months ended November 30, 2009.  Selling expenses increased $3.0 million primarily due to an increase in freight and handling costs associated with increased volumes of agri-products sold. General and administrative expenses increased $ .5 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company increased $112.6 million for the three months ended November 30, 2010, as compared to the three months ended November 30, 2009. This increase was primarily due to more tons processed, higher sugar content of the sugarbeets and increased sugar selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Under the Company’s agreement with its shareholders, payments for member-delivered sugarbeets for each crop year are calculated based on the revenues from sugar and agri-products derived from the sugarbeet crop less all member business expenses.  In addition, the beet payments made to member growers and non-member growers are paid in three payments over the course of a year, and the member payments are made net of any anticipated unit retain for the crop.  These procedures have the effect of providing the Company with an additional source of short-term capital.

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

The Company has a seasonal line of credit through June 1, 2011 with a consortium of lenders led by CoBank, ACB of $400.0 million, against which there was no outstanding balance as of November 30, 2010.  On June 1, 2011, the seasonal line of credit with this consortium of lenders is reduced to $320.0 million and is available through July 30, 2012. The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of November 30, 2010.  The Company’s commercial paper program provides short-term borrowings of up to $320 million of which approximately $298.1 million was outstanding as of November 30, 2010.  The Company had $2.7 million of short-term letters of credit outstanding as of November 30, 2010.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of November 30, 2010, was $100.2 million.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of November 30, 2010, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $220.8 million. The Company has not utilized the CCC during fiscal 2011.

The Company also has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, of which $21.3 million in loans and $69.8 million in long-term letters of credit were outstanding as of November 30, 2010.  The unused long-term line of credit as of November 30, 2010, was $41.0 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota (the Issuer) issued the Recovery Zone Facility Revenue Bonds (American Crystal Sugar Company Project) Series 2010 in the principal amount of $15.0 million (the Bonds).  Proceeds of the Bonds will be used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011. The Bonds are rated “BBB+” by Standard & Poor’s Ratings Service.

The Company had outstanding purchase commitments totaling $19.9 million as of November 30, 2010, for equipment and construction contracts related to various capital projects.

As of November 30, 2010, Midwest had outstanding short-term debt with CoBank, ACB of $6.0 million, of which $3.4 million was guaranteed by the Company.

The net cash used in operations was $266.3 million for the three months ended November 30, 2010, as compared to $126.4 million for the three months ended November 30, 2009.  This increase in cash used of $139.9 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash increase of $ .2 million from the prior year which was the result of increased revenue of $32.5 million and a decrease in costs of $80.4 million partially offset by an increase in the member gross beet payment of $112.7 million.

•                  There was a net unfavorable change in assets and liabilities from the prior year of $140.1 million primarily comprised of the following:

•                  The decrease in cash related to receivables of $14.1 million is primarily due to the timing of the deliveries of products and collections.

•                  The decrease in cash related to the change in inventories of $213.6 million was primarily due to an increase in finished product inventories related to more sugar on hand and an increased net realizable value per hundredweight of sugar partially offset by a decreased net realizable value per ton of pulp, CSB and molasses and a decrease in the inventories of pulp, CSB and molasses.

•                  The decrease in cash related to changes in other liabilities of $7.5 million and the increases of cash of $3.2 million related to non-current pension asset/liabilities and $2.0 million related to accounts payable are due to the timing of payments.

•                  The increase in cash related to changes in advances to related parties of $6.3 million was primarily due to the timing of the cash requirements of our marketing agents.

•                  The increase in cash related to changes in accrued continuing costs of $30.0 million was the result of the differences in the timing of revenues and expenses between the two years.

•                  The increase in cash related to the Amount Due Growers of $53.3 million was due to a larger accrued grower payment this year of $213.8 million resulting from an increase in tons harvested and an increased forecasted per ton grower payment. This was partially offset by increased payments to growers of $160.5 million during the three months ended November 30, 2010 as compared to the three months ended November 30, 2009.

The net cash used in investing activities was $24.1 million for the three months ended November 30, 2010, as compared to $14.8 million for the year ended November 30, 2009.  The increase of $9.3 million was primarily due to increased purchases of property and equipment.

The net cash provided by financing activities was $290.4 million for the three months ended November 30, 2010, as compared to $141.2 million for the three months ended November 30, 2009. This increase of $149.2 million was primarily due to increased proceeds from short- term debt of $148.6 million.

On January 5, 2011, the Company’s Board of Directors authorized the revolvement of $29.6 million of unit retains for distribution on January 6, 2011.

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

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $10.7 million.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Company’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.3	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

+10.5	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.6	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.7	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

+10.8	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.9	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.10	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.11	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.12	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.13	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.14	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009

+10.15	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009

+10.16	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009

10.17	Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009.	Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.18	Amended and Restated Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2009.	Incorporated by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.19	Amended and Restated Member Control Agreement between Registrant and Golden Growers Cooperative dated September 1, 2009.	Incorporated by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.20	First Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2010.	Incorporated by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

+10.21	Fourth Amendment to 2005 Long-Term Incentive Plan, dated August 1, 2010.	Incorporated by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

10.22	Administrative Consent Agreement between the Registrant and the North Dakota Department of Health dated September 7, 2010.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

10.23	Second Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated November 4, 2010.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              A management contract or compensatory plan required to be filed with this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 14, 2011	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer