Form 10-Q
period 2011-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2011-04-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 7, 2011
$10 Par Value	2,750

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 28		August 31
	2011	2010	2010*
Current Assets:
Cash and Cash Equivalents	$127	$321	$128
Receivables:
Trade	82,112	68,243	52,608
Members	—	28	5,195
Other	4,972	1,455	4,080
Advances to Related Parties	2,071	3,276	15,243
Inventories	673,626	493,777	204,117
Prepaid Expenses	9,836	1,849	815

Total Current Assets	772,744	568,949	282,186

Property and Equipment:
Land and Land Improvements	78,906	68,822	73,804
Buildings	126,361	120,229	124,533
Equipment	954,408	903,750	942,346
Construction in Progress	20,045	16,487	16,737
Less Accumulated Depreciation	(802,876)	(764,900)	(775,904)

Net Property and Equipment	376,844	344,388	381,516

Net Property and Equipment Held for Lease	97,113	106,639	102,333

Other Assets:
Investments in CoBank, ACB	8,846	10,258	8,771
Investments in Marketing Cooperatives	1,282	368	1,094
Restricted Cash from Revenue Bonds	15,000	—	—
Other Assets	11,488	12,056	11,778

Total Other Assets	36,616	22,682	21,643

Total Assets	$1,283,317	$1,042,658	$787,678

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	February 28		August 31
	2011	2010	2010*
Current Liabilities:
Short-Term Debt	$221,729	$150,026	$5,000
Current Maturities of Long-Term Debt	375	11,507	375
Accounts Payable	24,570	24,784	37,298
Advances Due to Related Parties	2,022	1,397	5,697
Accrued Continuing Costs	131,824	81,655	—
Other Current Liabilities	37,714	35,648	42,626
Amounts Due Growers	315,391	222,493	137,133

Total Current Liabilities	733,625	527,510	228,129

Long-Term Debt, Net of Current Maturities	155,698	130,927	140,698

Accrued Employee Benefits	75,082	46,768	77,584

Other Liabilities	10,987	10,859	10,657

Total Liabilities	975,392	716,064	457,068

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	27	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	164,212	164,384	193,779
Accumulated Other Comprehensive Income (Loss)	(80,208)	(60,110)	(85,986)
Retained Earnings (Accumulated Deficit)	(14,879)	(21,138)	(18,456)

Total American Crystal Sugar Company Members’ Investments	259,688	273,700	279,901

Noncontrolling Interests	48,237	52,894	50,709

Total Members’ Investments	307,925	326,594	330,610

Total Liabilities and Members’ Investments	$1,283,317	$1,042,658	$787,678

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28		February 28
	2011	2010	2011	2010
Net Revenue	$729,827	$587,770	$377,848	$268,362

Cost of Sales	(68,142)	45,463	(3,590)	(3,146)

Gross Proceeds	797,969	542,307	381,438	271,508

Selling, General and Administrative Expenses	134,235	117,850	68,956	56,131
Accrued Continuing Costs	131,824	81,655	45,708	25,493

Operating Proceeds	531,910	342,802	266,774	189,884

Other Income (Expense):
Interest Income	51	33	38	24
Interest Expense, Net	(4,357)	(4,478)	(2,386)	(2,456)
Other, Net	(161)	(80)	(41)	27

Total Other Income (Expense)	(4,467)	(4,525)	(2,389)	(2,405)

Proceeds Before Income Tax Expense	527,443	338,277	264,385	187,479

Income Tax Expense	(2,786)	(1,902)	(1,471)	(516)

Consolidated Net Proceeds	524,657	336,375	262,914	186,963

Less: Net Proceeds Attributable to Noncontrolling Interests	(2,786)	(3,201)	(1,344)	(1,466)

Net Proceeds Attributable to American Crystal Sugar Company	$521,871	$333,174	$261,570	$185,497

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$3,577	$2,744	$1,684	$749
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	3,577	2,744	1,684	749
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	518,294	330,430	259,886	184,748
Total	$521,871	$333,174	$261,570	$185,497

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended
	February 28
	2011	2010
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$521,871	$333,174
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(518,294)	(330,430)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	36,516	35,175
(Income)/Loss from Equity Method Investees	(3)	1
Loss on the Disposition of Property and Equipment	239	131
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(75)	(147)
Deferred Gain Recognition	(32)	(32)
Noncontrolling Interests	2,786	3,201
Changes in Assets and Liabilities:
Receivables	(25,201)	(1,016)
Inventories	(469,508)	(312,466)
Prepaid Expenses	(9,017)	(1,004)
Non Current Pension Asset/Liability	1,590	2,560
Advances To/Due to Related Parties	9,497	19,002
Accounts Payable	(4,023)	(5,401)
Accrued Continuing Costs	131,824	81,655
Other Liabilities	(3,053)	4,711
Amounts Due Growers	178,258	135,275
Net Cash Used In Operating Activities	(146,625)	(35,611)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(34,594)	(24,808)
Purchases of Property and Equipment Held for Lease	(489)	(1,287)
Proceeds from the Sale of Property and Equipment	5	3
Restricted Cash from Revenue Bonds	(15,000)	—
Changes in Other Assets	(202)	(238)
Net Cash Used In Investing Activities	(50,280)	(26,330)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	216,729	104,037
Proceeds from Issuance of Long-Term Debt	15,000	—
Long-Term Debt Repayment	—	(19,428)
Payment of Unit Retains	(29,567)	(17,217)
Distributions to Noncontrolling Interests	(5,258)	(5,257)
Net Cash Provided By Financing Activities	196,904	62,135
Increase (Decrease) In Cash and Cash Equivalents	(1)	194
Cash and Cash Equivalents, Beginning of Year	128	127

Cash and Cash Equivalents, End of Period	$127	$321

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($8,706,000) and ($5,196,000) for the six months ended February 28, 2011 and 2010, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

February 28, 2011 and 2010

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

The operating results for the six months ended February 28, 2011, are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2010 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2010 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

In July 2010, the FASB issued an update to the authoritative guidance to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This guidance was adopted by the Company in the second quarter of fiscal 2011 and had no material effect on the Company’s financial statements.

In December 2010, the FASB issued an update to the authoritative guidance which modifies Step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2012. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

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

Ongoing credit evaluations of customers’ financial condition are performed and the Company maintains a reserve for potential credit losses.  The carrying amount of trade receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company determines a receivable to be uncollectable and is written off against the reserve based on several criteria including such items as the credit evaluation of a customer’s financial condition, the aging of the receivable and previous unsuccessful collection efforts.

Note 4:  Inventories

The major components of inventories are as follows (In Thousands):

	February 28 2011	February 28 2010	August 31 2010
Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$463,122	$334,665	$154,602
Unprocessed Sugarbeets	168,550	122,755	4,396
Maintenance Parts and Supplies	41,954	36,357	45,119

Total Inventories	$673,626	$493,777	$204,117

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts and supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 5: Short-Term Debt

The Company has a seasonal line of credit through June 1, 2011 with a consortium of lenders led by CoBank, ACB of $400.0 million.  On June 1, 2011, the seasonal line of credit with this consortium of lenders is reduced to $320.0 million and is available through July 30, 2012. The Company also has a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit, currently $400.0 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of February 28, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $311.3 million. The Company has not utilized the CCC during fiscal 2011.

As of February 28, 2011, the Company had outstanding commercial paper of $221.7 million at average interest rates of .40% to .55% and maturity dates between March 1, 2011 and April 19, 2011.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of February 28, 2011.  The Company had $2.8 million of short-term letters of credit outstanding as of February 28, 2011.  The unused seasonal line of credit as of February 28, 2011 was $176.5 million.

As of February 28, 2010, the Company had a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million and a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provided short-term borrowings of up to $320.0 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  As of February 28, 2010, the Company had outstanding commercial paper of $150.0 million at average interest rates of .35% to .53% and maturity dates between March 1, 2010 and March 31, 2010.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of February 28, 2010.  The Company had $2.9 million of short-term letters of credit outstanding as of February 28, 2010.  The unused seasonal line of credit as of February 28, 2010 was $168.1 million.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, against which $21.3 million in loans and $69.8 million in long-term letters of credit were outstanding as of February 28, 2011.  The unused long-term line of credit as of February 28, 2011, was $41.0 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from six separate issuances of Pollution Control and Industrial Development Revenue Bonds.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota (the Issuer) issued the Recovery Zone Facility Revenue Bonds (American Crystal Sugar Company Project) Series 2010 in the principal amount of $15.0 million (the Bonds).  Proceeds of the Bonds will be used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011.  As of February 28, 2011, the entire proceeds from the bond issuance were held by a Trustee and will be released as the Company provides documentation of allowable expenditures to the Trustee.  The proceeds are reflected on the accompanying Company’s Consolidated Balance Sheet under Other Assets as “Restricted Cash from Revenue Bonds.”

As of February 28, 2010, the Company had long-term debt availability through December 31, 2011, with CoBank, ACB of $156.6 million, of which $22.3 million in loans and $70.8 million in long-term letters of credit were outstanding as of February 28, 2010.  The unused long-term line of credit as of February 28, 2010, was $63.5 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $70.1 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $2.5 million and $2.9 million for the six months ended February 28, 2011 and 2010, respectively and $1.2 million and $1.7 million for the three months ended February 28, 2011 and 2010, respectively.  Interest capitalized was $ .2 million and $ .2 million for the six months ended February 28, 2011 and 2010, respectively and $ .1 million and $ .1 million for the three months ended February 28, 2011 and 2010, respectively.

Note 8:  Derivative Instruments and Hedging Activities

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position.  In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At February 28, 2011, the Company had cash flow hedges for approximately 169,000 Euros with maturity dates of April 21, 2011 to June 15, 2011.  At February 28, 2011, the fair value of the open contracts was a gain of approximately $3,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At February 28, 2010, the Company had cash flow hedges for approximately 154,000 Euros with a maturity date of October 15, 2010.  At February 28, 2010, the fair value of the open contracts was a loss of approximately $8,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.   Amounts deferred to accumulated other comprehensive income/(loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .278 % as of February 28, 2011 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of February 28, 2011, the fair value of the cash flow hedge reflected a loss of approximately $1.0 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended February 28, 2011.  The current period loss of $168,000 is classified as interest expense on the statements of operations.  As of February 28, 2011, $675,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of February 28, 2010, the fair value of the cash flow hedge, was a loss of approximately $374,000 recorded in accumulated other comprehensive income/(loss).

	Fair Value of Asset Derivatives as of February 28
(In Thousands)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$3	$—

Total Asset Derivatives		$3	$—

	Fair Value of Liability Derivatives as of February 28
(In Thousands)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$—	$8
Interest Rate Contracts	Other Current Liabilities	675	—
Interest Rate Contracts	Other Long-Term Liabilities	333	374

Total Liability Derivatives		$1,008	$382

Note 9:  Accrued Continuing Costs

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 28, 2011 and 2010:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28		February 28
	2011	2010	2011	2010
Service Cost	$2,286	$1,816	$1,143	$908
Interest Cost	4,522	4,563	2,261	2,282
Expected Return on Plan Assets	(5,114)	(4,962)	(2,557)	(2,481)
Amortization of Prior Service Costs	494	658	247	329
Amortization of Net Actuarial Loss	4,744	3,470	2,372	1,735
Net Periodic Pension Cost	$6,932	$5,545	$3,466	$2,773

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28		February 28
	2011	2010	2011	2010
Service Cost	$321	$484	$161	$242
Interest Cost	767	927	383	464
Amortization of Net Actuarial Gain	(405)	(344)	(203)	(172)
Net Periodic Post-Retirement Cost	$683	$1,067	$341	$534

The Company made contributions of $4.8 million to the pension plans during the six months ended February 28, 2011 and is anticipating making total contributions of approximately $15.0 million to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $50,000 related to the Supplemental Executive Retirement Plans during the six months ended February 28, 2011.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $566,000 related to the post-retirement plans during the six months ended February 28, 2011.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 11:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
April 7, 2011	$76.77	600,000	498,570
February 28, 2011	$76.77	600,000	498,570
August 31, 2010	$76.77	600,000	498,570
February 28, 2010	$76.77	600,000	498,570

Common Stock:
April 7, 2011	$10.00	4,000	2,750
February 28, 2011	$10.00	4,000	2,744
August 31, 2010	$10.00	4,000	2,768
February 28, 2010	$10.00	4,000	2,788

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $93.1 million and $77.5 million for the six months ended February 28, 2011 and 2010, respectively and $49.5 million and $37.0 million for the three months ended February 28, 2011 and 2010, respectively.

Note 13: Segment Reporting

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 28, 2011 and 2010, is shown below:

	For the Six Months Ended February 28, 2011
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$718,388	$11,439	$729,827
Gross Proceeds	$792,212	$5,757	$797,969
Depreciation and Amortization	$30,834	$5,682	$36,516
Interest Income	$51	$—	$51
Interest Expense	$4,357	$—	$4,357
Income from Equity Method Investees	$3	$—	$3
Other Income/(Expense), Net	$(137)	$(27)	$(164)
Consolidated Net Proceeds	$518,970	$5,687	$524,657

Capital Additions	$25,888	$489	$26,377

	For the Six Months Ended February 28, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$575,533	$12,237	$587,770
Gross Proceeds	$535,676	$6,631	$542,307
Depreciation and Amortization	$29,569	$5,606	$35,175
Interest Income	$33	$—	$33
Interest Expense	$4,478	$—	$4,478
Loss from Equity Method Investees	$(1)	$—	$(1)
Other Income/(Expense), Net	$(22)	$(57)	$(79)
Consolidated Net Proceeds	$329,843	$6,532	$336,375

Capital Additions	$19,612	$1,287	$20,899

	For the Three Months Ended February 28, 2011
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$372,240	$5,608	$377,848
Gross Proceeds	$378,672	$2,766	$381,438
Depreciation and Amortization	$15,521	$2,842	$18,363
Interest Income	$38	$—	$38
Interest Expense	$2,386	$—	$2,386
Income from Equity Method Investees	$1	$—	$1
Other Income/(Expense), Net	$(42)	$—	$(42)
Consolidated Net Proceeds	$260,171	$2,743	$262,914

Capital Additions	$10,549	$133	$10,682

	For the Three Months Ended February 28, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$262,547	$5,815	$268,362
Gross Proceeds	$268,496	$3,012	$271,508
Depreciation and Amortization	$14,806	$2,803	$17,609
Interest Income	$24	$—	$24
Interest Expense	$2,456	$—	$2,456
Income from Equity Method Investees	$—	$—	$—
Other Income/(Expense), Net	$27	$—	$27
Consolidated Net Proceeds	$183,972	$2,991	$186,963

Capital Additions	$11,590	$340	$11,930

	As of February 28, 2011
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$376,844	$—	$376,844
Assets Held for Lease, Net	$—	$97,113	$97,113
Segment Assets	$1,182,139	$101,178	$1,283,317

	As of February 28, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$344,388	$—	$344,388
Assets Held for Lease, Net	$—	$106,639	$106,639
Segment Assets	$931,578	$111,080	$1,042,658

Note 14: Fair Value of Financial Instruments

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of February 28, 2011 was approximately $155.1 million in comparison to the carrying value of $156.1 million. The fair value of the long-term debt as of February 28, 2010 was approximately $136.9 million in comparison to the carrying value of $142.4 million.

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

Foreign Currency Forward Contracts —Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of February 28, 2011 was an asset of approximately $3,000.  The fair value of the open contracts as of February 28, 2010 was a liability of approximately $8,000. Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of February 28, 2011 was a liability of approximately $1.0 million. The fair value of the interest rate contract as of February 28, 2010 was a liability of approximately $374,000.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of February 28, 2011 and 2010.

	Fair Value of Assets as of February 28, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$3	$—	$—	$3
Total	$3	$—	$—	$3

	Fair Value of Liabilities as of February 28, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$1,008	$—	$1,008
Total	$—	$1,008	$—	$1,008

	Fair Value of Liabilities as of February 28, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$8	$—	$—	$8
Interest Rate Contracts	—	374	—	374
Total	$8	$374	$—	$382

Note 15: Environmental Matters

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

Note 16: Legal Matters

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On August 13, 2010 District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed but vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by USDA.

On February 4, 2011, the USDA issued an Environmental Assessment that partially deregulated Roundup Ready® sugarbeet seed, an action that allows for the planting of Roundup Ready® sugarbeet seed for the 2011 sugarbeet crop, subject to certain conditions.  On March 23, 2011 the Company entered into a compliance agreement with the USDA that sets forth the growing conditions the Company and its shareholders must comply with in order to plant Roundup Ready® sugarbeet seed.  On March 30, the Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeet seed for the 2011 growing season.  This authorization allows the Company shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed.

The compliance agreement between the Company and USDA includes a number of conditions that individual shareholders, and the Company as a whole, must strictly observe.  Failure to comply with the conditions may result in a shareholder not being permitted to harvest his or her crop.  In addition, a shareholder’s noncompliance could result in a breach of the compliance agreement by the Company, which conceivably could mean that no Roundup Ready beets planted by any shareholder would be harvested.  Certain requirements must be satisfied before a shareholder will be permitted to obtain any Roundup Ready® sugarbeet seed.

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeet seed have made public statements that they plan to continue to oppose the use of the technology.  Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to harvest their Roundup Ready sugarbeets (and the Company not being permitted to process them) or to plant Roundup Ready® sugarbeet seeds in subsequent years.  Any failure of the Company or its shareholders to comply with the mandatory conditions imposed on Roundup Ready® sugarbeets could also adversely affect the ability to harvest the affected sugarbeets.  If a significant number of shareholders are not allowed to harvest their Roundup Ready® sugarbeets for any reason the Company could experience material adverse financial consequences that would impact both the Company and its members.

In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seeds, both the five year agreement that each shareholder already has in place with the Company as well as a Roundup Ready® addendum that must be signed in order to plant Roundup Ready varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if their Roundup Ready beets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to ensure that a possible legal decision that prevents the harvest of Roundup Ready beets will not financially damage the Company and those shareholders that grow conventional sugarbeets.

Note 17: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the February 28, 2011 financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months and Three Months Ended February 28, 2011 and 2010

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

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2010 and to be processed during fiscal 2011 produced a total of 11.7 million tons of sugarbeets, or approximately 26.4 tons of sugarbeets per acre from approximately 445,000 acres.  This represents an increase in total tons harvested of approximately 11.9 percent compared to the 2009 crop.  The sugar content of the 2010 crop is 18.0 percent as compared to the 16.7 percent sugar content of the 2009 crop.  The Company expects to produce a total of approximately 34.5 million hundredweight of sugar from the 2010 crop, an increase of approximately 19.0 percent compared to the 2009 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2011 is expected to be approximately 32 percent higher than in fiscal 2010.  This expected increase is primarily due to increased tons harvested and an increase in the sugar content of the sugarbeets resulting in the increased production of sugar and agri-products. Also contributing to this expected increase are higher anticipated net selling prices for sugar. These anticipated increases will be partially offset by anticipated higher operating costs.

The Company, through its marketing agent, exports a substantial amount of its sugarbeet pulp to Japan.  The impact, if any, on future exports due to the recent catastrophic events in Japan are unknown at this time.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended February 28, 2011 and 2010

Revenue for the six months ended February 28, 2011, was $729.8 million, an increase of $142.1 million from the six months ended February 28, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 28, 2011, as compared to the six months ended February 28, 2010.

Product	Revenue	Selling Price	Volume
Sugar	26.5%	12.1%	12.9%
Pulp	12.0%	-10.6%	25.3%
Molasses	2.9%	-7.4%	11.2%
CSB	20.8%	-1.2%	22.2%
Betaine	3.0%	11.6%	-7.7%

The increases in selling prices for sugar and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp, molasses and CSB is the result of lower prices for competing alternative products in the marketplace. The increase in the volume of sugar, pulp, molasses and CSB sold reflects the impact of more product availability due to an earlier startup at the Red River Valley factories this year, increased sugar content of the sugarbeets and a larger crop at our Sidney factory as compared to the previous year.

Rental revenue on the ProGold operating lease was $11.4 million and $12.2 million for the six months ended February 28, 2011 and 2010, respectively.

Cost of sales for the six months ended February 28, 2011, exclusive of payments to members for sugarbeets, decreased $113.6 million as compared to the six months ended February 28, 2010. This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the six months ended February 28, 2011 was $343.6 million as compared to an increase of $191.1 million for the previous six months ended February 28, 2010 resulting in a $152.5 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Six Months Ended February 28
(In Millions)	2011	2010	Change
Beginning Product Inventories at Net Realizable Value	$(111.8)	$(137.6)	$25.8	(1)

Ending Product Inventories at Net Realizable Value	455.4	328.7	126.7	(2)

Increase in the Net Realizable Value of Product Inventories	$343.6	$191.1	$152.5

(1) The change is primarily due to a 22.6 percent decrease in the hundredweight of sugar inventory as of August 31, 2010 as compared to August 31, 2009 partially offset by an 11.3 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2010 as compared to August 31, 2009; a 35.4 percent decrease in the tons of pulp inventory as of August 31, 2010 as compared to August 31, 2009; and a 47.3 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2010 as compared to August 31, 2009

(2) The change is primarily due to a 25.3 percent increase in the hundredweight of sugar inventory as of February 28, 2011 as compared to February 28, 2010 and a 12.8 percent increase in the per hundredweight net realizable value of sugar as of February 28, 2011 compared to February 28, 2010 partially offset by a 7.6 percent decrease in tons of pulp inventory and a 3.3 percent decrease in the per ton net realizable value of pulp as of February 28, 2011 compared to February 28, 2010.

•                  Factory operating costs increased $18.0 million for the six months ended February 28, 2011, as compared to the six months ended February 28, 2010 primarily due to an increase in the tons harvested and processed this year. These increases were partially offset by higher grower freight reimbursements resulting from an increase in tons harvested this year.

•                  The cost recognized associated with the non-member sugarbeets increased $18.4 million for the six months ended February 28, 2011, when compared to the six months ended February 28, 2010.  This increase was primarily due to an increase in the projected per ton sugarbeet payment for the Sidney crop this year and an increase in the tons purchased and processed.

•                  Due to low sugar inventory levels at the beginning of fiscal 2011, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs during the first quarter of fiscal 2011.  As a result, the costs associated with purchased sugar were $2.6 million higher for the six months ended February 28, 2011, as compared to the six months ended February 28, 2010.

Selling, general and administrative expenses increased $16.4 million for the six months ended February 28, 2011, as compared to the six months ended February 28, 2010.  Selling expenses increased $16.7 million primarily due to an increase in shipping and handling costs associated with increased volumes of sugar and agri-products sold.  General and administrative expenses decreased $ .3 million due to general cost decreases.

Net proceeds attributable to American Crystal Sugar Company increased $188.7 million for the six months ended February 28, 2011, as compared to the six months ended February 28, 2010. This increase was primarily due to more tons of sugar beets processed, higher sugar content of the sugarbeets and increased sugar selling prices.

Comparison of the Three Months Ended February 28, 2011 and 2010

Revenue for the three months ended February 28, 2011, was $377.8 million, an increase of $109.5 million from the three months ended February 28, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 28, 2011, as compared to the three months ended February 28, 2010.

Product	Revenue	Selling Price	Volume
Sugar	46.8%	11.5%	31.7%
Pulp	10.7%	-0.1%	10.8%
Molasses	-63.6%	-13.8%	-57.8%
CSB	12.4%	1.8%	10.4%
Betaine	-6.3%	11.8%	-16.2%

The increases in selling prices for sugar, CSB and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp and molasses is the result of lower prices for competing alternative products in the marketplace. The increase in the volume of sugar, pulp and CSB sold reflects the impact of more product availability due to an earlier startup at the Red River Valley factories this year, increased sugar content of the sugarbeets and a larger crop at our Sidney factory as compared to the previous year.

Rental revenue on the ProGold operating lease was $5.6 million and $5.8 million for the three months ended February 28, 2011 and 2010, respectively.

Cost of sales for the three months ended February 28, 2011, exclusive of payments to members for sugarbeets, decreased $ .4 million as compared to the three months ended February 28, 2010. This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the three months ended February 28, 2011 was $147.3 million as compared to an increase of $125.6 million for the previous three months ended February 28, 2010 resulting in a $21.7 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended February 28
(In Millions)	2011	2010	Change
Beginning Product Inventories at Net Realizable Value	$(308.1)	$(203.1)	$(105.0	)(1)

Ending Product Inventories at Net Realizable Value	455.4	328.7	126.7	(2)

Increase (Decrease) in the Net Realizable Value of Product Inventories	$147.3	$125.6	$21.7

(1) The change is primarily due to a 35.4 percent increase in the hundredweight of sugar inventory as of November 30, 2010 as compared to November 30, 2009 and a 20.1 percent increase in the per hundredweight net realizable value of sugar as of November 30, 2010 compared to November 30, 2009.

(2) The change is primarily due to a 25.3 percent increase in the hundredweight of sugar inventory as of February 28, 2011 as compared to February 28, 2010 and a 12.8 percent increase in the per hundredweight net realizable value of sugar as of February 28, 2011 compared to February 28, 2010 partially offset by a 7.6 percent decrease in tons of pulp inventory and a 3.3 percent decrease in the per ton net realizable value of pulp as of February 28, 2011 compared to February 28, 2010.

•                  Factory operating costs increased $7.7 million for the three months ended February 28, 2011, as compared to the three months ended February 28, 2010 primarily due to an increase in the tons processed during the second quarter this year.

•                  The cost recognized associated with the non-member sugarbeets increased $14.4 million for the three months ended February 28, 2011, when compared to the three months ended February 28, 2010.  This increase was primarily due to an increase in the projected per ton sugarbeet payment for the Sidney crop this year and an increase in the tons purchased and processed.

•                  The costs associated with purchased sugar were $ .9 million lower for the three months ended February 28, 2011, as compared to the three months ended February 28, 2010 due to less of a requirement to supplement sugar inventories to fill customer orders.

Selling, general and administrative expenses increased $12.8 million for the three months ended February 28, 2011, as compared to the three months ended February 28, 2010.  Selling expenses increased $13.6 million primarily due to an increase in shipping and handling costs associated with increased volumes of sugar and agri-products sold.  General and administrative expenses decreased $ .8 million due to general cost decreases.

Net proceeds attributable to American Crystal Sugar Company increased $76.1 million for the three months ended February 28, 2011, as compared to the three months ended February 28, 2010. This increase was primarily due to more tons of sugarbeets processed, higher sugar content of the sugarbeets and increased sugar selling prices.

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

The Company has a seasonal line of credit through June 1, 2011 with a consortium of lenders led by CoBank, ACB of $400.0 million, against which there was no outstanding balance as of February 28, 2011.  On June 1, 2011, the seasonal line of credit with this consortium of lenders is reduced to $320.0 million and is available through July 30, 2012. The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of February 28, 2011.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit, currently $400.0 million.  As of February 28, 2011 approximately $221.7 million of commercial paper was outstanding.  The Company had $2.8 million of short-term letters of credit outstanding as of February 28, 2011.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of February 28, 2011, was $176.5 million.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of February 28, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $311.3 million. The Company has not utilized the CCC during fiscal 2011.

The Company also has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, against which $21.3 million in loans and $69.8 million in long-term letters of credit were outstanding as of February 28, 2011.  The unused long-term line of credit as of February 28, 2011, was $41.0 million.  In addition, the Company had long-term debt outstanding, as of February 28, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from six separate issuances of Pollution Control and Industrial Development Revenue Bonds.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota (the Issuer) issued the Recovery Zone Facility Revenue Bonds (American Crystal Sugar Company Project) Series 2010 in the principal amount of $15.0 million (the Bonds).  Proceeds of the Bonds will be used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011. As of February 28, 2011, the entire proceeds from the bond issuance were held by a Trustee and will be released as the Company provides documentation of allowable expenditures to the Trustee.  The proceeds are reflected on the accompanying Company’s Consolidated Balance Sheet under Other Assets as “Restricted Cash from Revenue Bonds.”

The Company had outstanding purchase commitments totaling $19.1 million as of February 28, 2011, for equipment and construction contracts related to various capital projects.

As of February 28, 2011, Midwest had outstanding short-term debt with CoBank, ACB of $6.1 million, of which $2.9 million was guaranteed by the Company.

The net cash used in operations was $146.6 million for the six months ended February 28, 2011, as compared to $35.6 million for the six months ended February 28, 2010.  This increase in cash used of $111.0 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash increase of $1.9 million from the prior year which was the result of increased revenue of $142.1 million and a decrease in costs of $47.8 million partially offset by an increase in the member gross beet payment of $187.9 million.

•                  There was a net unfavorable change in assets and liabilities from the prior year of $112.9 million primarily comprised of the following:

•                  The decrease in cash related to receivables of $24.2 million is primarily due to an increase in the selling price of sugar and the timing of the deliveries of products and collections.

•                  The decrease in cash related to the change in inventories of $157.0 million was primarily due to an increase in finished product inventories related to more sugar on hand and an increased net realizable value per hundredweight of sugar partially offset by a decreased net realizable value per ton of pulp, CSB and molasses and a decrease in the inventories of pulp and CSB.

•                  The decreases in cash are related to changes in other liabilities of $7.8 million,  prepaid expenses of $8.0 million and non-current pension asset/liabilities of $1.0 million and the increase in cash of $1.4 million related to accounts payable are due to the timing of payments.

•                  The decrease in cash related to changes in advances to related parties of $9.5 million was primarily due to the timing of the cash requirements of our marketing agents.

•                  The increase in cash related to changes in accrued continuing costs of $50.2 million was the result of the differences in the timing of revenues and expenses between the two years.

•                  The increase in cash related to the Amount Due Growers of $43.0 million was due to an increase in the current year’s total estimated grower payment based on an increase in tons harvested and a higher estimated per ton member grower payment this year as compared to this time last year.

The net cash used in investing activities was $50.3 million for the six months ended February 28, 2011, as compared to $26.3 million for the year ended February 28, 2010.  The increase of $24.0 million was primarily due to restricted cash from a bond issue of $15.0 million and increased purchases of property and equipment of $9.0 million.

The net cash provided by financing activities was $196.9 million for the six months ended February 28, 2011, as compared to $62.1 million for the six months ended February 28, 2010.  This increase of $134.8 million was primarily due to increased proceeds from short- term debt of $112.7 million, proceeds from a bond issue of $15.0 million, reduced  payments on long term debt of $19.4 million partially offset by an increase in unit retains paid of $12.3 million.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2011.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On August 13, 2010 District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed but vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by USDA.

On February 4, 2011, the USDA issued an Environmental Assessment that partially deregulated Roundup Ready® sugarbeet seed, an action that allows for the planting of Roundup Ready® sugarbeet seed for the 2011 sugarbeet crop, subject to certain conditions.  On March 23, 2011 the Company entered into a compliance agreement with the USDA that sets forth the growing conditions the Company and its shareholders must comply with in order to plant Roundup Ready® sugarbeet seed.  On March 30, the Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeet seed for the 2011 growing season.  This authorization allows the Company shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed.

The compliance agreement between the Company and USDA includes a number of conditions that individual shareholders, and the Company as a whole, must strictly observe.  Failure to comply with the conditions may result in a shareholder not being permitted to harvest his or her crop.  In addition, a shareholder’s noncompliance could result in a breach of the compliance agreement by the Company, which conceivably could mean that no Roundup Ready beets planted by any shareholder would be harvested.  Certain requirements must be satisfied before a shareholder will be permitted to obtain any Roundup Ready® sugarbeet seed.

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeet seed have made public statements that they plan to continue to oppose the use of the technology.  Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to harvest their Roundup Ready sugarbeets (and the Company not being permitted to process them) or to plant Roundup Ready® sugarbeet seeds in subsequent years.  Any failure of the Company or its shareholders to comply with the mandatory conditions imposed on Roundup Ready® sugarbeets could also adversely affect the ability to harvest the affected sugarbeets.  If a significant number of shareholders are not allowed to harvest their Roundup Ready® sugarbeets for any reason the Company could experience material adverse financial consequences that would impact both the Company and its members.

In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seeds, both the five year agreement that each shareholder already has in place with the Company as well as a Roundup Ready® addendum that must be signed in order to plant Roundup Ready® varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if their Roundup Ready beets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to ensure that a possible legal decision that prevents the harvest of Roundup Ready® beets will not financially damage the Company and also those shareholders that grow conventional sugarbeets.

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Company’s 2010 Annual Report on Form 10-K.

Quantity and quality of sugarbeets is sensitive to weather and other factors such as seed varieties.

A significant decrease in the quantity of sugarbeets harvested would result in higher unit operating costs and lower earnings.  If we are unable to manage the quantity and quality of sugarbeets available for processing, we could experience material adverse financial consequences that would impact both us and our members.

Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to harvest their Roundup Ready sugarbeets (and the Company not being permitted to process them) or to plant Roundup Ready® sugarbeet seeds in subsequent years.  If a significant number of shareholders are not allowed to harvest their Roundup Ready® sugarbeets for any reason the Company could experience material adverse financial consequences that would impact both the Company and its members.

In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seeds, both the five year agreement that each shareholder already has in place with the Company as well as a Roundup Ready® addendum that must be signed in order to plant Roundup Ready varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if their Roundup Ready beets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to ensure that a possible legal decision that prevents the harvest of Roundup Ready beets will not financially damage the Company and those shareholders that grow conventional sugarbeets.  The Company cannot be certain of its success in collecting such liquidated damages.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6. Exhibits

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.3	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

+10.5	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

10.6	Registrant’s Senior Note Purchase Agreement dated January 15, 2003	Incorporated by reference to Exhibit 10.29 from the Company’s Form 10-Q for the quarter ended February 28, 2003

+10.7	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

+10.8	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.9	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.10	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.11	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.12	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.13	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.14	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009

+10.15	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009

+10.16	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009

10.17	Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009.	Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.18	Amended and Restated Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2009.	Incorporated by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.19	Amended and Restated Member Control Agreement between Registrant and Golden Growers Cooperative dated September 1, 2009.	Incorporated by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.20	First Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2010.	Incorporated by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

+10.21	Fourth Amendment to 2005 Long-Term Incentive Plan, dated August 1, 2010.	Incorporated by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

10.22	Administrative Consent Agreement between the Registrant and the North Dakota Department of Health dated September 7, 2010.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

10.23	Second Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated November 4, 2010.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended November 30, 2010

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              A management contract or compensatory plan required to be filed with this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 14, 2011	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer