Form 10-Q
period 2011-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2011-07-15
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 6, 2011
$10 Par Value	2,780

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	May 31		August 31
	2011	2010	2010*
Current Assets:
Cash and Cash Equivalents	$120	$122	$128
Receivables:
Trade	80,044	67,265	52,608
Members	4,955	4,907	5,195
Other	1,358	730	4,080
Advances to Related Parties	49,410	958	15,243
Inventories	490,518	367,753	204,117
Prepaid Expenses	1,469	1,623	815

Total Current Assets	627,874	443,358	282,186

Property and Equipment:
Land and Land Improvements	79,012	69,745	73,804
Buildings	126,530	122,562	124,533
Equipment	958,210	909,040	942,346
Construction in Progress	25,585	21,433	16,737
Less Accumulated Depreciation	(813,995)	(776,657)	(775,904)

Net Property and Equipment	375,342	346,123	381,516

Net Property and Equipment Held for Lease	95,422	104,869	102,333

Other Assets:
Investments in CoBank, ACB	7,348	8,771	8,771
Investments in Marketing Cooperatives	1,386	481	1,094
Restricted Cash from Revenue Bonds	2,835	—	—
Other Assets	11,284	11,864	11,778

Total Other Assets	22,853	21,116	21,643

Total Assets	$1,121,491	$915,466	$787,678

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2011	2010	2010*
Current Liabilities:
Short-Term Debt	$248,394	$136,037	$5,000
Current Maturities of Long-Term Debt	5,765	11,522	375
Accounts Payable	20,713	20,235	37,298
Advances Due to Related Parties	5,455	1,662	5,697
Accrued Continuing Costs	117,625	86,126	—
Other Current Liabilities	39,392	36,488	42,626
Amounts Due Growers	147,792	106,388	137,133

Total Current Liabilities	585,136	398,458	228,129

Long-Term Debt, Net of Current Maturities	149,933	130,552	140,698

Accrued Employee Benefits	66,286	46,529	77,584

Other Liabilities	10,759	11,694	10,657

Total Liabilities	812,114	587,233	457,068

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	27	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	164,027	164,249	193,779
Accumulated Other Comprehensive Income (Loss)	(78,362)	(58,370)	(85,986)
Retained Earnings (Accumulated Deficit)	(13,920)	(20,123)	(18,456)

Total American Crystal Sugar Company Members’ Investments	262,308	276,320	279,901

Noncontrolling Interests	47,069	51,913	50,709

Total Members’ Investments	309,377	328,233	330,610

Total Liabilities and Members’ Investments	$1,121,491	$915,466	$787,678

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2011	2010	2011	2010
Net Revenue	$1,144,631	$917,219	$414,804	$329,449

Cost of Sales	56,229	143,308	124,371	97,845

Gross Proceeds	1,088,402	773,911	290,433	231,604

Selling, General and Administrative Expenses	210,143	177,047	75,908	59,197
Accrued Continuing Costs	117,625	86,126	(14,199)	4,471

Operating Proceeds	760,634	510,738	228,724	167,936

Other Income (Expense):
Interest Income	111	15	60	(18)
Interest Expense, Net	(6,658)	(6,622)	(2,301)	(2,144)
Other, Net	(113)	(121)	48	(41)

Total Other Income (Expense)	(6,660)	(6,728)	(2,193)	(2,203)

Proceeds Before Income Tax Expense	753,974	504,010	226,531	165,733

Income Tax Expense	(3,452)	(2,778)	(666)	(876)

Consolidated Net Proceeds	750,522	501,232	225,865	164,857

Less: Net Proceeds Attributable to Noncontrolling Interests	(4,631)	(5,006)	(1,845)	(1,806)

Net Proceeds Attributable to American Crystal Sugar Company	$745,891	$496,226	$224,020	$163,051

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$4,536	$3,759	$959	$1,015
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	4,536	3,759	959	1,015
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	741,355	492,467	223,061	162,036
Total	$745,891	$496,226	$224,020	$163,051

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	May 31
	2011	2010
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$745,891	$496,226
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(741,355)	(492,467)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	52,491	50,611
(Income)/Loss from Equity Method Investees	(14)	5
Loss on the Disposition of Property and Equipment	238	182
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(75)	(147)
Deferred Gain Recognition	(47)	(47)
Noncontrolling Interests	4,631	5,006
Changes in Assets and Liabilities:
Receivables	(24,474)	(4,192)
Inventories	(286,401)	(186,442)
Prepaid Expenses	(646)	(801)
Non Current Pension Asset/Liability	(5,415)	3,290
Advances To/Due to Related Parties	(34,409)	21,585
Accounts Payable	(8,872)	(11,445)
Accrued Continuing Costs	117,625	86,126
Other Liabilities	(1,631)	7,079
Amounts Due Growers	10,659	19,170
Net Cash Used In Operating Activities	(171,804)	(6,261)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(45,038)	(37,473)
Purchases of Property and Equipment Held for Lease	(1,644)	(2,357)
Proceeds from the Sale of Property and Equipment	61	18
Restricted Cash from Revenue Bonds	(2,835)	—
Equity Refund from CoBank, ACB	1,498	1,487
Changes in Other Assets	(242)	(284)
Net Cash Used In Investing Activities	(48,200)	(38,609)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	243,394	90,048
Proceeds from Issuance of Long-Term Debt	15,000	—
Long-Term Debt Repayment	(375)	(19,788)
Payment of Unit Retains	(29,752)	(17,352)
Distributions to Noncontrolling Interests	(8,271)	(8,043)
Net Cash Provided By Financing Activities	219,996	44,865
Decrease In Cash and Cash Equivalents	(8)	(5)
Cash and Cash Equivalents, Beginning of Year	128	127

Cash and Cash Equivalents, End of Period	$120	$122

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($7,713,000) and ($3,703,000) for the nine months ended May 31, 2011 and 2010, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2011 and 2010

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

The operating results for the nine months ended May 31, 2011, are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2010 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2010 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

In May 2011, the FASB issued an update to the authoritative guidance which establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The guidance provided by this update becomes effective for the Company in the third quarter of fiscal 2012. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

In June 2011, the FASB issued an update to the authoritative guidance which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2013. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

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

Note 4:  Inventories

The major components of inventories are as follows (In Thousands):

	May 31 2011	May 31 2010	August 31 2010
Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$440,056	$326,917	$154,602
Unprocessed Sugarbeets	—	—	4,396
Maintenance Parts and Operating Supplies	50,462	40,836	45,119

Total Inventories	$490,518	$367,753	$204,117

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Maintenance parts, operating supplies and sugarbeet seed inventories are valued at the lower of average cost or market.

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

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of May 31, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $301.6 million. The Company has not utilized the CCC during fiscal 2011.

As of May 31, 2011, the Company had outstanding commercial paper of $248.4 million at average interest rates of .38% to .53% and maturity dates between June 1, 2011 and July 6, 2011.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of May 31, 2011.  The Company had $3.3 million of short-term letters of credit outstanding as of May 31, 2011.  The unused seasonal line of credit as of May 31, 2011 was $149.3 million.

As of May 31, 2010, the Company had a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million and a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provided short-term borrowings of up to $320.0 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  As of May 31, 2010, the Company had outstanding commercial paper of $136.0 million at average interest rates of .43% to .57% and maturity dates between June 1, 2010 and June 16, 2010.  The Company had no outstanding short-term debt with CoBank, ACB or the CCC as of May 31, 2010.  The Company had $3.0 million of short-term letters of credit outstanding as of May 31, 2010.  The unused seasonal line of credit as of May 31, 2010 was $182.0 million.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, against which $21.3 million in loans and $70.4 million in long-term letters of credit were outstanding as of May 31, 2011.  The unused long-term line of credit as of May 31, 2011, was $40.4 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota (the Issuer) issued the Recovery Zone Facility Revenue Bonds (American Crystal Sugar Company Project) Series 2010 in the principal amount of $15.0 million (the Bonds).  Proceeds of the Bonds are being used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011.  As of May 31, 2011, $2.8 million of the proceeds from the bond issuance were held by a Trustee and will be released as the Company provides documentation of allowable expenditures to the Trustee.  The unreleased proceeds are reflected on the accompanying Company’s Consolidated Balance Sheet under Other Assets as “Restricted Cash from Revenue Bonds.”

As of May 31, 2010, the Company had long-term debt availability through December 31, 2011, with CoBank, ACB of $156.6 million, of which $22.3 million in loans and $69.4 million in long-term letters of credit were outstanding as of May 31, 2010.  The unused long-term line of credit as of May 31, 2010, was $64.9 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $6.0 million and $5.9 million for the nine months ended May 31, 2011 and 2010, respectively and $3.5 million and $3.0 million for the three months ended May 31, 2011 and 2010, respectively.  Interest capitalized was $ .4 million and $ .3 million for the nine months ended May 31, 2011 and 2010, respectively and $ .2 million and $ .1 million for the three months ended May 31, 2011 and 2010, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At May 31, 2011, the Company had cash flow hedges for approximately 299,000 Euros with maturity dates of June 15, 2011 to November 15, 2011.  At May 31, 2011, the fair value of the open contracts was a gain of approximately $8,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At May 31, 2010, the Company had cash flow hedges for approximately 178,000 Euros with maturity dates of June 1, 2010 to October 15, 2010.  At May 31, 2010, the fair value of the open contracts was a loss of approximately $32,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income/(loss) will be reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .238 % as of May 31, 2011 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of May 31, 2011, the fair value of the cash flow hedge reflected a loss of approximately $1.7 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended May 31, 2011.  The current period loss of $174,000 is classified as interest expense on the statements of operations.  As of May 31, 2011, $695,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of May 31, 2010, the fair value of the cash flow hedge, was a loss of approximately $602,000 recorded in accumulated other comprehensive income/(loss).

Fair Value of Asset Derivatives as of May 31

(In Thousands)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$8	$—

Total Asset Derivatives		$8	$—

Fair Value of Liability Derivatives as of May 31

(In Thousands)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$—	$32
Interest Rate Contracts	Other Current Liabilities	695	—
Interest Rate Contracts	Other Long-Term Liabilities	967	602

Total Liability Derivatives		$1,662	$634

Note 9:  Accrued Continuing Costs

For interim reporting, the net proceeds from member business is based on the estimated gross beet payment and the percentage of the tons of sugarbeets processed to the total estimated tons of sugarbeets to be processed for a given crop year.  The net proceeds from the operations of Sidney Sugars is based on the forecasted net income for the fiscal year and the percentage of the tons of non-member sugarbeets processed to the total estimated tons of non-member sugarbeets to be processed for a given fiscal year.

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2011 and 2010:

Components of Net Periodic Pension Cost

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
(In Thousands)	2011	2010	2011	2010
Service Cost	$3,430	$2,724	$1,144	$908
Interest Cost	6,783	6,845	2,261	2,282
Expected Return on Plan Assets	(7,672)	(7,443)	(2,558)	(2,481)
Amortization of Prior Service Costs	742	987	248	329
Amortization of Net Actuarial Loss	7,117	5,205	2,373	1,735
Net Periodic Pension Cost	$10,400	$8,318	$3,467	$2,773

Components of Net Periodic Post-Retirement Cost

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
(In Thousands)	2011	2010	2011	2010
Service Cost	$481	$726	$160	$242
Interest Cost	1,151	1,391	384	464
Amortization of Net Actuarial Gain	(607)	(515)	(202)	(172)
Net Periodic Post-Retirement Cost	$1,025	$1,602	$342	$534

The Company made contributions of $15.0 million to the pension plans during the nine months ended May 31, 2011 and is not anticipating making any further contributions to the pension plans during the remainder of the fiscal year.  The Company has contributed and made benefit payments of approximately $66,000 related to the Supplemental Executive Retirement Plans during the nine months ended May 31, 2011.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $768,000 related to the post-retirement plans during the nine months ended May 31, 2011.  The Company expects to contribute and make benefit payments of approximately $1.0 million related to the post-retirement plans during the current fiscal year.

Note 11:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
July 6, 2011	$76.77	600,000	498,570
May 31, 2011	$76.77	600,000	498,570
August 31, 2010	$76.77	600,000	498,570
May 31, 2010	$76.77	600,000	498,570

Common Stock:
July 6, 2011	$10.00	4,000	2,780
May 31, 2011	$10.00	4,000	2,751
August 31, 2010	$10.00	4,000	2,768
May 31, 2010	$10.00	4,000	2,765

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $145.5 million and $118.2 million for the nine months ended May 31, 2011 and 2010, respectively and $52.4 million and $40.7 million for the three months ended May 31, 2011 and 2010, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2011 and 2010, is shown below:

	For the Nine Months Ended May 31, 2011
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,126,562	$18,069	$1,144,631
Gross Proceeds	$1,078,861	$9,541	$1,088,402
Depreciation and Amortization	$43,963	$8,528	$52,491
Interest Income	$111	$—	$111
Interest Expense	$6,657	$1	$6,658
Income from Equity Method Investees	$14	$—	$14
Other Income/(Expense), Net	$(100)	$(27)	$(127)
Consolidated Net Proceeds	$741,072	$9,450	$750,522

Capital Additions	$37,325	$1,644	$38,969

	For the Nine Months Ended May 31, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$898,436	$18,783	$917,219
Gross Proceeds	$763,542	$10,369	$773,911
Depreciation and Amortization	$42,197	$8,414	$50,611
Interest Income	$15	$—	$15
Interest Expense	$6,621	$1	$6,622
Loss from Equity Method Investees	$(5)	$—	$(5)
Other Income/(Expense), Net	$(26)	$(90)	$(116)
Consolidated Net Proceeds	$491,015	$10,217	$501,232

Capital Additions	$33,770	$2,357	$36,127

	For the Three Months Ended May 31, 2011
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$408,174	$6,630	$414,804
Gross Proceeds	$286,649	$3,784	$290,433
Depreciation and Amortization	$13,129	$2,846	$15,975
Interest Income	$60	$—	$60
Interest Expense	$2,300	$1	$2,301
Income from Equity Method Investees	$11	$—	$11
Other Income/(Expense), Net	$37	$—	$37
Consolidated Net Proceeds	$222,102	$3,763	$225,865

Capital Additions	$11,437	$1,155	$12,592

	For the Three Months Ended May 31, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$322,903	$6,546	$329,449
Gross Proceeds	$227,866	$3,738	$231,604
Depreciation and Amortization	$12,628	$2,808	$15,436
Interest Income	$(18)	$—	$(18)
Interest Expense	$2,143	$1	$2,144
Loss from Equity Method Investees	$(4)	$—	$(4)
Other Income/(Expense), Net	$(4)	$(33)	$(37)
Consolidated Net Proceeds	$161,172	$3,685	$164,857

Capital Additions	$14,158	$1,070	$15,228

	As of May 31, 2011
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$375,342	$—	$375,342
Assets Held for Lease, Net	$—	$95,422	$95,422
Segment Assets	$1,022,797	$98,694	$1,121,491

	As of May 31, 2010
	(Dollars In Thousands)
	Sugar	Leasing	Consolidated
Property and Equipment, Net	$346,123	$—	$346,123
Assets Held for Lease, Net	$—	$104,869	$104,869
Segment Assets	$806,487	$108,979	$915,466

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of May 31, 2011 was approximately $157.8 million in comparison to the carrying value of $155.7 million. The fair value of the long-term debt as of May 31, 2010 was approximately $135.9 million in comparison to the carrying value of $142.1 million.

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

Foreign Currency Forward Contracts —Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of May 31, 2011 was an asset of approximately $8,000.  The fair value of the open contracts as of May 31, 2010 was a liability of approximately $32,000. Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of May 31, 2011 was a liability of approximately $1.7 million. The fair value of the interest rate contract as of May 31, 2010 was a liability of approximately $602,000.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 and 2010.

	Fair Value of Assets as of May 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$8	$—	$—	$8
Total	$8	$—	$—	$8

	Fair Value of Liabilities as of May 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$1,662	$—	$1,662
Total	$—	$1,662	$—	$1,662

	Fair Value of Liabilities as of May 31, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$32	$—	$—	$32
Interest Rate Contracts	—	602	—	602
Total	$32	$602	$—	$634

Note 15: Environmental Matters

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to comply with these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that have arisen and believes such issues will be resolved without any material adverse effect on the Company.

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

Note 16: Legal Matters

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On August 13, 2010 at an interim remedies hearing, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed but vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by USDA.

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

The compliance agreement between the Company and USDA includes a number of conditions that individual shareholders, and the Company as a whole, must strictly observe.  Failure to comply with the conditions may result in a shareholder not being permitted to harvest his or her crop.  In addition, a shareholder’s noncompliance could result in a breach of the compliance agreement by the Company, which conceivably could mean that no Roundup Ready beets planted by any shareholder could be harvested.  Certain requirements must be satisfied before a shareholder will be permitted to obtain any Roundup Ready® sugarbeet seed.

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeet seed have made public statements that they plan to continue to oppose the use of the technology.  Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to harvest their Roundup Ready sugarbeets (and the Company not being permitted to process them) or to plant Roundup Ready® sugarbeet seed in subsequent years.  Any failure of the Company or its shareholders to comply with the mandatory conditions imposed on Roundup Ready® sugarbeets could also adversely affect the ability to harvest the affected sugarbeets.  If a significant number of shareholders are not allowed to harvest their Roundup Ready® sugarbeets for any reason, the Company could experience material adverse financial consequences that would impact both the Company and its members.

In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seed, both the five year agreement that each shareholder already has in place with the Company as well as a Roundup Ready® addendum that must be signed in order to plant Roundup Ready varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if their Roundup Ready beets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to ensure that a possible legal decision that prevents the harvest of Roundup Ready beets will not financially damage the Company and those shareholders that grow conventional sugarbeets.

Note 17: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the May 31, 2011 financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months and Three Months Ended May 31, 2011 and 2010

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

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2010 and to be processed during fiscal 2011 produced a total of 11.7 million tons of sugarbeets, or approximately 26.4 tons of sugarbeets per acre from approximately 445,000 acres.  This represents an increase in total tons harvested of approximately 11.9 percent compared to the 2009 crop.  The sugar content of the 2010 crop is 18.0 percent as compared to the 16.7 percent sugar content of the 2009 crop.  The Company expects to produce a total of approximately 35.6 million hundredweight of sugar from the 2010 crop, an increase of approximately 22.6 percent compared to the 2009 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2011 is expected to be approximately 42 percent higher than in fiscal 2010.  This expected increase is primarily due to increased tons harvested and an increase in the sugar content of the sugarbeets resulting in the increased production of sugar and agri-products. Also contributing to this expected increase are higher anticipated net selling prices for sugar. These anticipated increases will be partially offset by anticipated higher operating costs.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended May 31, 2011 and 2010

Revenue for the nine months ended May 31, 2011, was $1.1 billion, an increase of $227.4 million from the nine months ended May 31, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010.

Product	Revenue	Selling Price	Volume
Sugar	26.9%	12.9%	12.4%
Pulp	15.6%	-7.1%	24.4%
Molasses	6.3%	-7.1%	14.4%
CSB	24.3%	-1.7%	26.5%
Betaine	15.7%	14.1%	1.4%

The increases in selling prices for sugar and betaine reflect strong markets due to supply and demand factors. The decrease in the selling price of pulp, molasses and CSB is the result of lower prices for competing alternative products in the marketplace. The increase in the volumes of all our products reflects the impact of more product availability due to larger sugarbeet crops and the increased sugar content of the sugarbeets this year as compared to the previous year.

Rental revenue on the ProGold operating lease was $18.1 million and $18.8 million for the nine months ended May 31, 2011 and 2010, respectively.

Cost of sales for the nine months ended May 31, 2011, exclusive of payments to members for sugarbeets, decreased $87.1 million as compared to the nine months ended May 31, 2010. This decrease was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the nine months ended May 31, 2011 was $325.7  million as compared to an increase of $187.2 million for the nine months ended May 31, 2010 resulting in a $138.5 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Nine Months Ended May 31
(In Millions)	2011	2010	Change
Beginning Product Inventories at Net Realizable Value	$(111.8)	$(137.6)	$25.8	(1)

Ending Product Inventories at Net Realizable Value	437.5	324.8	112.7	(2)

Increase in the Net Realizable Value of Product Inventories	$325.7	$187.2	$138.5

(1) The change is primarily due to a 22.6 percent decrease in the hundredweight of sugar inventory as of August 31, 2010 as compared to August 31, 2009 partially offset by an 11.3 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2010 as compared to August 31, 2009; a 35.4 percent decrease in the tons of pulp inventory as of August 31, 2010 as compared to August 31, 2009; and a 47.3 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2010 as compared to August 31, 2009

(2) The change is primarily due to a 26.4 percent increase in the hundredweight of sugar inventory as of May 31, 2011 as compared to May 31, 2010 and a 9.0 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2011 compared to May 31, 2010 partially offset by a 24.9 percent decrease in tons of pulp inventory as of May 31, 2011 compared to May 31, 2010.

•                  Factory operating costs increased $24.3 million for the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010 primarily due to an increase in the tons harvested and processed this year. These increases were partially offset by higher grower freight reimbursements resulting from an increase in tons harvested this year.

•                  The cost recognized associated with the non-member sugarbeets increased $16.7 million for the nine months ended May 31, 2011, when compared to the nine months ended May 31, 2010.  This increase was primarily due to an increase in the projected per ton sugarbeet payment for the Sidney crop this year and an increase in the tons purchased and processed.

•                  In the event that the Company’s growers would not be able to plant Roundup Ready® sugarbeets or the growers would choose to plant conventional sugarbeet seed for the 2011 crop, the Company secured chemicals for the growers related to growing conventional sugarbeets.  Most of the growers chose to plant Roundup Ready® sugarbeets for the 2011 crop and as a result, the Company has recognized an expense of approximately $9.0 million related to the reduction in the carrying value of the chemicals.

•                  Due to low sugar inventory levels at the beginning of fiscal 2011, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs during the first quarter of fiscal 2011.  As a result, the costs associated with purchased sugar were $2.5 million higher for the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010.

Selling, general and administrative expenses increased $33.1 million for the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010.  Selling expenses increased $32.1 million primarily due to an increase in shipping and handling costs associated with increased volumes of sugar and agri-products sold.  General and administrative expenses increased $1.0 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company increased $249.7 million for the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010. This increase was primarily due to more tons of sugar beets processed, higher sugar content of the sugarbeets and increased sugar selling prices.

Comparison of the Three Months Ended May 31, 2011 and 2010

Revenue for the three months ended May 31, 2011, was $414.8 million, an increase of $85.4 million from the three months ended May 31, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2011, as compared to the three months ended May 31, 2010.

Product	Revenue	Selling Price	Volume
Sugar	27.4%	14.4%	11.4%
Pulp	22.3%	-0.3%	22.7%
Molasses	13.5%	-6.4%	21.2%
CSB	31.9%	-2.7%	35.5%
Betaine	43.6%	18.9%	20.8%

The increases in selling prices for sugar and betaine reflect strong markets due to supply and demand factors. The decrease in the selling prices of pulp, molasses and CSB is the result of lower prices for competing alternative products in the marketplace. The increase in the volumes of all our products reflects the impact of more product availability due to larger sugarbeet crops and the increased sugar content of the sugarbeets this year as compared to the previous year.

Rental revenue on the ProGold operating lease was $6.6 million and $6.5 million for the three months ended May 31, 2011 and 2010, respectively.

Cost of sales for the three months ended May 31, 2011, exclusive of payments to members for sugarbeets, increased $26.5 million as compared to the three months ended May 31, 2010. This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The decrease in the net realizable value of product inventories for the three months ended May 31, 2011 was $17.9 million as compared to an decrease of $3.9 million for the three months ended May 31, 2010 resulting in a $14.0 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended May 31
(In Millions)	2011	2010	Change
Beginning Product Inventories at Net Realizable Value	$(455.4)	$(328.7)	$(126.7	)(1)

Ending Product Inventories at Net Realizable Value	437.5	324.8	112.7	(2)

(Decrease) in the Net Realizable Value of Product Inventories	$(17.9)	$(3.9)	$(14.0)

(1) The change is primarily due to a 25.3 percent increase in the hundredweight of sugar inventory as of February 28, 2011 as compared to February 28, 2010 and a 12.8 percent increase in the per hundredweight net realizable value of sugar as of February 28, 2011 compared to February 28, 2010 partially offset by a 7.6 percent decrease in tons of pulp inventory and a 3.3 percent decrease in the per ton net realizable value of pulp as of February 28, 2011 compared to February 28, 2010.

(2) The change is primarily due to a 26.4 percent increase in the hundredweight of sugar inventory as of May 31, 2011 as compared to May 31, 2010 and a 9.0 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2011 compared to May 31, 2010 partially offset by a 24.9 percent decrease in tons of pulp inventory as of May 31, 2011 compared to May 31, 2010.

•                  Factory operating costs increased $6.3 million for the three months ended May 31, 2011, as compared to the three months ended May 31, 2010 primarily due to an increase in the cost of energy related items, increased maintenance costs and increased property taxes.

•                  In the event that the Company’s growers would not be able to plant Roundup Ready® sugarbeets or the growers would choose to plant conventional sugarbeet seed for the 2011 crop, the Company secured chemicals for the growers related to growing conventional sugarbeets.  Most of the growers chose to plant Roundup Ready® sugarbeets for the 2011 crop and as a result, the Company has recognized an expense of approximately $9.0 million related to the reduction in the carrying value of the chemicals.

Selling, general and administrative expenses increased $16.7 million for the three months ended May 31, 2011, as compared to the three months ended May 31, 2010.  Selling expenses increased $15.4 million primarily due to an increase in shipping and handling costs associated with increased volumes of sugar and agri-products sold.  General and administrative expenses increased $1.3 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company increased $61.0 million for the three months ended May 31, 2011, as compared to the three months ended May 31, 2010. This increase was primarily due to increased sugar production and increased sugar selling prices.

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

The Company has a seasonal line of credit through June 1, 2011 with a consortium of lenders led by CoBank, ACB of $400.0 million, against which there was no outstanding balance as of May 31, 2011.  On June 1, 2011, the seasonal line of credit with this consortium of lenders is reduced to $320.0 million and is available through July 30, 2012. The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of May 31, 2011.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit, currently $400.0 million.  As of May 31, 2011 approximately $248.4 million of commercial paper was outstanding.  The Company had $3.3 million of short-term letters of credit outstanding as of May 31, 2011.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of May 31, 2011, was $149.3 million.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of May 31, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $301.6 million. The Company has not utilized the CCC during fiscal 2011.

The Company also has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $132.1 million, against which $21.3 million in loans and $70.4 million in long-term letters of credit were outstanding as of May 31, 2011.  The unused long-term line of credit as of May 31, 2011, was $40.4 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota (the Issuer) issued the Recovery Zone Facility Revenue Bonds (American Crystal Sugar Company Project) Series 2010 in the principal amount of $15.0 million (the Bonds).  Proceeds of the Bonds are being used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011.  As of May 31, 2011, $2.8 million of the proceeds from the bond issuance were held by a Trustee and will be released as the Company provides documentation of allowable expenditures to the Trustee.  The unreleased proceeds are reflected on the accompanying Company’s Consolidated Balance Sheet under Other Assets as “Restricted Cash from Revenue Bonds.”

The Company had outstanding purchase commitments totaling $21.3 million as of May 31, 2011, for equipment and construction contracts related to various capital projects.

As of May 31, 2011, Midwest had outstanding short-term debt with CoBank, ACB of $8.7 million, of which $5.5 million was guaranteed by the Company.

The net cash used in operations was $171.8 million for the nine months ended May 31, 2011, as compared to $6.3 million for the nine months ended May 31, 2010.  This increase in cash used of $165.5 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash increase of $2.4 million from the prior year which was the result of increased revenue of $227.4 million and  a decrease in costs of $23.9 million partially offset by and an increase in the member gross beet payment of $248.9  million.

•                  There was a net unfavorable change in assets and liabilities from the prior year of $167.9 million primarily comprised of the following:

•                  The decrease in cash related to receivables of $20.3 million is primarily due to an increase in the selling price of sugar this year and the timing of the deliveries of products and collections.

•                  The decrease in cash related to the change in inventories of $100.0 million was primarily due to an increase in the hundredweight of sugar inventory and an increased net realizable value per hundredweight of sugar partially offset by a decrease in tons of pulp inventory.

•                  The decreases in cash are related to changes in other liabilities of $8.7 million, non-current pension asset/liabilities of $8.7 million and the increase in cash of $2.6 million related to accounts payable are due to the timing of payments.

•                  The decrease in cash related to changes in advances to related parties of $56.0 million was primarily due to additional cash requirements of our marketing agents.

•                  The increase in cash related to changes in accrued continuing costs of $31.5 million was the result of the differences in the timing of revenues and expenses between the two years.

•                  The decrease in cash related to the Amount Due Growers of $8.5 million was due to an increase in the current year’s total estimated grower payment based on an increase in tons harvested and a higher estimated per ton member grower payment this year as compared to this time last year.

The net cash used in investing activities was $48.2 million for the nine months ended May 31, 2011, as compared to $38.6 million to the nine months ended May 31, 2010.  The increase of $9.6 million was primarily due to the increased purchases of property and equipment of $6.9 million and the remaining restricted cash of $2.8 million from a bond issuance.

The net cash provided by financing activities was $220.0 million for the nine months ended May 31, 2011, as compared to $44.9 million for the nine months ended May 31, 2010.  This increase of $175.1 million was primarily due to increased net proceeds from short- term debt of $153.3 million, proceeds from a bond issuance of $15.0 million, reduced  payments on long term debt of $19.4 million partially offset by an increase in unit retains paid of $12.4 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

OTHER

Environmental

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to comply with these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that have arisen and believes such issues will be resolved without any material adverse effect on the Company.

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

Employees

Substantially all of the hourly employees at the Company’s Red River Valley factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by a collective bargaining agreement expiring July 31, 2011.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

Negotiations between the Company and the BCTGM on a new collective bargaining agreement are in progress. The Company’s goal is to reach a fair agreement that recognizes the important contributions that every employee makes while ensuring the Company can remain a strong employer into the future.  However, in the event that an agreement cannot be reached by the expiration date of the current agreement, a strike or a lockout is possible. Although the Company has contingency plans to continue to meet its obligations to its customers and shareholders in the event of a strike or a lockout, a disruption in the Company’s operations may occur.

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2011.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 21, 2009 the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On August 13, 2010 at an interim remedies hearing, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed but vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by USDA.

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

If we are unable to reach agreement on a new collective bargaining agreement, a disruption in our operations may occur.

Substantially all of the hourly employees at our Red River Valley factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO, and are covered by a collective bargaining agreement expiring July 31, 2011.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

Negotiations between us and the BCTGM on a new collective bargaining agreement are in progress. Our goal is to reach a fair agreement that recognizes the important contributions that every employee makes while ensuring we can remain a strong employer into the future.  However, in the event that an agreement cannot be reached by the expiration date of the current agreement, a strike or a lockout is possible. Although we have contingency plans to continue to meet our obligations to our customers and shareholders in the event of a strike or a lockout, a disruption in our operations may occur.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 15, 2011	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer