Form 10-K
period 2011-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2011-11-23
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).Yes ☐ No ☒

As of November 17, 2011, 2,780 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.                                        BUSINESS

GENERAL

The Company is a Minnesota 308A agricultural cooperative corporation owned by approximately 2,800 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley forms a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders (members) with the ability to process their sugarbeets into sugar and agri-products such as: molasses; sugarbeet pulp; and by-products of the molasses desugarization process, betaine and concentrated separated by-product (CSB).  The Company’s Board of Directors establishes sugarbeet acreage planting requirements in the Red River Valley (Red River Valley crop) each year based on factory processing capacity, expected crop quality, government regulations and other factors.  The total authorized acres to be planted are allocated ratably to each preferred share held by the members. The Company processed sugarbeets from approximately 414,000 acres for the 2010 Red River Valley crop and expects to process sugarbeets from approximately 442,000 acres for the 2011 Red River Valley crop.

The Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars), owns two additional sugarbeet processing facilities.  At the Sidney, Montana, facility, the Company processed non-member sugarbeets from approximately 31,000 acres for the 2010 crop and expects to process from approximately 29,000 acres for the 2011 crop.  The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer.

The Company, through its wholly-owned subsidiary, Crab Creek Sugar Company (Crab Creek), controls the long-term production of sugar at a sugarbeet processing facility at Moses Lake, Washington.  Neither Crab Creek nor the Company currently operates or intends to operate the Moses Lake facility.

The Company is the controlling member of ProGold Limited Liability Company (ProGold), which owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated (Cargill) pursuant to a 10 year lease between ProGold and Cargill that runs through December 31, 2017. The lease provides that Cargill pay ProGold average annual rental payments equal to $21.9 million

The Company’s sugar marketing agent, United Sugars Corporation (United), is a cooperative owned by the Company, Minn-Dak Farmers Cooperative and United States Sugar Corporation.  The Company’s agri-products are marketed through a marketing agent, Midwest Agri-Commodities Company (Midwest).  Midwest is a cooperative owned by the Company, Minn-Dak Farmers Cooperative, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company.

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

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  Total sugar sales accounted for 89.9 percent, 88.1 percent and 85.6 percent of the Company’s consolidated total revenues for the years ended August 31, 2011, 2010 and 2009, respectively.  United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2011, 88.4 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation to wholesalers and retailers under the “Crystal Sugar” and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal Sugar” trademark to United Sugars Corporation.

The majority of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed.  Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  A large proportion of the Company’s pulp production is exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 7.6 percent of the Company’s consolidated total revenues during fiscal 2011, of which export agri-product sales accounted for 3.4 percent of total revenues.  Agri-products sales accounted for 8.7 percent and 10.4 percent of the Company’s consolidated total revenues in fiscal 2010 and fiscal 2009, respectively, while agri-product export sales accounted for 3.8 percent and 4.8 percent of the Company’s total revenues in fiscal 2010 and fiscal 2009, respectively.

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

Raw Materials

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members are party to a five year contract for the 2008 through 2012 crop years which will automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each member is required to have a five-year contract and an annual contract with the Company.  Each share of Preferred Stock held by a member requires that member to grow sugarbeets, subject to the planting tolerance, for delivery to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that is required to be planted for each share of Preferred Stock held by the members.  The Company’s Board of Directors set the planting tolerance for the 2011 crop year at .80 to .92 acres per share of Preferred Stock.  Based on current market conditions and processing capacity, the Company estimates planting tolerances for the 2012 crop year and beyond will be in the range of .80 to .85 acres per share of Preferred Stock. The Board of Directors and management regularly review and determine the relationship between the ownership of Preferred Stock and acreage planting.

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

Under the grower contracts, payments to members for sugarbeets delivered must be made in at least three installments: (i) on or about November 15, the Company pays its members an amount equal to 65 percent of the Company’s estimate of the member’s net beet payment for the then current fiscal year’s crop; (ii) on or about March 31, the Company pays an amount, which combined with the November payment, equals 90 percent of the member’s estimated net beet payment for the then current fiscal year’s crop; (iii) and not more than 15 days after completion and acceptance by the Board of Directors of the audit of the Company’s annual consolidated financial statements for the then completed fiscal year, the Company pays the remainder of the member’s net beet payment for the immediately prior completed fiscal year.  Except for unit retains, the Company must pay to its members for their sugarbeets all proceeds from the sale of the members’ sugar and agri-products in excess of related member business operating costs, as described above.

All of the sugarbeets processed at the Sidney, Montana, factory are purchased from non-member growers under contract with Sidney Sugars. Each non-member grower has an annual contract with Sidney Sugars specifying the number of acres the non-member grower is obligated to grow during each year.

The price per ton of sugarbeets paid to the growers who deliver to Sidney Sugars (Scale Payment) is determined according to the sugarbeet payment scale contained in the grower contract and is calculated based on Sidney Sugars’ average net return for sugar from that year’s crop, the adjusted average sugar content of each grower’s sugarbeets and sugarbeet storage results.

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

Seasonality

The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, the Company’s factories operate twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 260 days, assuming normal crop yields.  At the Sidney, Montana factory, the campaign begins in late September or early October.  The 2011 Sidney campaign lasted 146 days.

While the timing of the Company’s processing activities are connected to the start of the harvest and the available supply of sugarbeets, the sales of sugar and agri-products occur ratably throughout the year.

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2011 and 2010 was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States refined sugar deliveries at approximately 212 million hundredweight for the year beginning October 1, 2010 and ending September 30, 2011.  For the same period ending September 2010, total deliveries were approximately 208 million hundredweight.  Comparing the two years shows an increase in demand of approximately two percent.

The United States refined sugar market has grown at about one percent per year over the last ten years.  Corn sweeteners and non-nutritive sweeteners also constitute a large portion of the overall sweetener market.  The Company believes that the United States annual market growth for sugar in the near future will approximate that of the last ten years.

The United States sugar industry has been subject to industry consolidation.  Approximately 71 percent of the United States sugar market share is concentrated in the top three sellers.  The Company’s sugar production and sales represent approximately 17 percent of the total domestic market for refined sugar in 2010/2011.  The Company had the right to market, or to have marketed on its behalf, approximately 35 million hundredweight of sugar from the 2010 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 27 percent of the United States sugar market.

United is currently the second largest marketer of sugar in the United States. Main competitors in the domestic market are: Domino Foods Incorporated; Imperial Sugar Company; Cargill, Incorporated; The Amalgamated Sugar Company LLC; Michigan Sugar Company; and The Western Sugar Cooperative.  Because sugar is a fungible commodity, competition in the United States sugar industry is primarily based upon price, customer service and reliability as a supplier.

Government Programs and Regulations

Food, Conservation and Energy Act of 2008

The Food, Conservation and Energy Act of 2008 (Farm Bill) enacted in May, 2008, contains several provisions related to the domestic sugar industry aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2008 through 2012 crop years.  Generally, the Farm Bill:

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

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate increases three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates were at 18.25 cents/lb. for the 2009 crop and gradually rose to 18.75 cents for the 2011 crop, and they will remain at 18.75 cents/lb. for the 2012 crop year.  Refined beet sugar loan rates were set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2009 through 2012 crop years.

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

The marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market.  The Company’s marketing allocation for the 2010 crop was set at approximately 35 million hundredweight.  The Company’s marketing allocation for the 2011 crop is currently set at approximately 35 million hundredweight. The Company’s allocation may decrease or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

Currently Congress is considering language that will either extend or revise the current Farm Bill.  The Company has no way to predict the outcome, but the impact could be material and significant.  Final language is expected prior to the 2013 crop planting.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from and exports of sugar to Mexico expired on January 1, 2008.  Imports of Mexican sugar could cause material harm to the United States sugar market.  During the years ended September 30, 2011, 2010 and 2009, Mexico exported approximately 32 million, 15 million and 26 million hundredweight of sugar into the United States, respectively.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities.

Regional and Bilateral Free Trade Agreements

The United States government may continue to pursue international trade agreements.  The Company monitors the U.S. government’s international trade policy because it may lead to additional commitments to import sugar into the U.S. market.  Some of the countries who have either participated in trade agreements or are contemplated for new negotiations are major producers of sugar.  The primary agreements affecting sugar that are completed or are being negotiated, to the Company’s knowledge, include the Colombian Free Trade Agreement, Panama Free Trade Agreement, and the Trans-Pacific Partnership Agreement.  The Company believes these agreements, if they are passed into law, could negatively impact the Company’s profitability.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and reduce domestic sugar prices.

The U.S.-Colombian Free Trade Agreement and the U.S.-Panama Free Trade Agreement were signed into law on October 21, 2011, but have not entered into force.  The length of time necessary for the trade agreements to be brought into force is dependent on each trading partner coming into compliance with the obligations of the agreements. The U.S.-Colombian Free Trade Agreement would allow Colombia to export into the U.S. an additional 1.0 million cwt. of sugar above its traditional WTO level of 521,000 cwt.  The U.S.-Panama Free Trade Agreement would allow Panama to export into the U.S. an additional 144,000 cwt. of sugar above its traditional WTO level of 629,000 cwt.

The Doha Round negotiations of the WTO may be pursued by the U.S. Administration and some of its international counterparts.  It is unclear at this time whether negotiations will be completed.  If the negotiations are completed, the outcome of any negotiated arrangement could have significant adverse consequences for the Company.

The Trans-Pacific Partnership agreement is another multilateral trade negotiation that could affect operation of the sugar program and therefore the United States sugar market.  The Trans-Pacific Partnership agreement includes Chile, Singapore, Brunei, New Zealand, Australia, Peru, Malaysia, Vietnam and the United States.

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

Employees

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2012. Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

On July 31, 2011, the Red River Valley factory and clerical employees represented by the BCTGM rejected the Company’s new contract offer. On August 1, 2011, the Company locked out the union employees and secured contract replacement workers to ensure the continued operation of the Company’s factories in order to meet its obligations to its customers and shareholders. The Company cannot predict the time-frame for the resolution of this matter.

The Company generally employs approximately 1,360 full-time employees, of which approximately 1,090 are hourly and 270 are salaried.  In addition, the Company generally employs approximately 850 hourly seasonal workers, approximately 370 during the sugarbeet harvest and approximately 480 during the remainder of the sugarbeet processing campaign. During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

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

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been passed or introduced in the United States Senate and House of Representatives that would regulate GHG emissions to reduce the impact of global climate change.  The Company believes that industries generating GHGs, including the Company, could be subject to either federal or state regulation relating to climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage compared with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if the Company is not able to pass the increased costs on to its customers.

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

On August 12, 2011, the Company received a Finding of Violation and Notice of Violation from the United States Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act concerning certain air emissions at the Company’s three Minnesota factories. The Company has entered into discussions with the EPA concerning the alleged violations.  The Company, at this time, cannot predict the outcome of these discussions or the financial impact, if any, resulting from the resolution of this matter.

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $4.5 million.

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

Our Company operates in a commodity market environment.  Our strategy involves, to a substantial degree, maximizing profitability by continuing to control operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs.  These activities have included realigning and streamlining our operations and optimizing the efficiency of our production facilities.  We cannot assure that our efforts will result in our continued profitability.

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

Under the current terms of the NAFTA and other government regulations, sugar imported from Mexico may enter the U.S. market.  These imports could oversupply the U.S. market and reduce the price of sugar.

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

The nature and scope of future legislation and regulation affecting the sugar market and industry cannot be predicted.  The current price supports and market protections in place for sugar may not continue in their present forms.  If the price support programs were eliminated in their entirety, or if certain protections the federal government provides from foreign competitors were materially reduced, the amount of sugar we can sell, the amount of sugarbeets we can process and the price for which we can sell our sugar may be impacted, which could reduce the profitability of our business.  If legislation or government programs change, we may not be able to adopt strategies that would allow us to compete effectively in a greatly changed domestic market for sugar and the adverse effects could negatively impact the desirability of growing sugarbeets for delivery to us for processing, our financial results, and our continued viability.

The availability of alternative sweeteners in the sweetener market may reduce the demand for sugar and our operating results may suffer.

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

Our operations are highly dependent on the availability of short-term financing.

Because sugar is sold throughout the year, while sugarbeets are processed primarily in the fall, winter and spring, and due to the timing of the payments to growers during the year, we are highly dependent on the availability of short-term financing to fund our operations.  Even though we currently have access to several sources of short-term financing, disruptions in the access to these sources or alternative sources could have a significant adverse impact on our operations.

Funding obligations under our pension plans may increase.

Substantially all employees who meet eligibility requirements of age, date of hire and length of service are covered by Company-sponsored defined benefit pension plans, which impose on us certain funding obligations. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected.  Our cost growth rates may also be materially higher than projected. These factors could significantly increase our payment obligations under the plans, require us to take a significant charge on our balance sheet and, as a result, adversely affect our business, results of operations and financial condition.

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

In order to manage the quantity and quality of sugarbeets that are harvested or available for processing, our Grower Contract allows for us to establish the number of acres to be planted at the beginning of a crop year or harvested at the end of a crop year.

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

Based on results of recent yield trials and crop results, we expect that new sugarbeet varieties may continue to result in increases in the average sugarbeet crop yields over the next five years.  As a result, we anticipate that there may be a need to reduce the number of acres of sugarbeets that can be planted by each shareholder in order to match the sugarbeet crop volume to our processing and marketing capacity.  This reduction, if necessary, would be accomplished by reducing the per share planting tolerance by an amount that may be material.  Assuming there are no changes in other variables, the increased yield per acre expected to result from the continued use of the new sugarbeet varieties would allow shareholders to deliver substantially the same number of tons of sugarbeets to us from fewer acres.  Individual shareholder profitability will continue to depend on the circumstances unique to each shareholder.

On September 21, 2009, the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On August 13, 2010, at a District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of our shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed but vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by USDA.

On February 4, 2011, the USDA issued an Environmental Assessment that partially deregulated Roundup Ready® sugarbeet seed, an action that allowed for the planting of Roundup Ready® sugarbeet seed for the 2011 sugarbeet crop, subject to certain conditions.  On March 23, 2011 we entered into a compliance agreement with the USDA that sets forth the growing conditions that we and our shareholders must comply with in order to plant Roundup Ready® sugarbeet seed.  On March 30, 2011, our Board of Directors authorized the planting of Roundup Ready® sugarbeet seed for the 2011 growing season.  This authorization allowed our shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed.

Our compliance agreement with the USDA includes a number of conditions that individual shareholders, and the Company as a whole, must strictly observe.  Each shareholder desiring to plant Roundup Ready® sugarbeets must sign an addendum to their annual contract, under which they agree to comply with all regulatory requirements associated with planting Roundup Ready® sugarbeets.  Failure to comply with the conditions may result in a shareholder not being permitted to harvest his or her crop.  In addition, a shareholder’s noncompliance could result in a breach of our compliance agreement, which conceivably could mean that no Roundup Ready® sugarbeets planted by any shareholder would be harvested.  If a significant number of our shareholders are not allowed to harvest their Roundup Ready® sugarbeets for any reason we could experience material adverse financial consequences that would impact both us and our shareholders.

In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seed, both the Five Year Agreement that each shareholder already has in place with the us as well as the Roundup Ready® addendum that must be signed in order to plant Roundup Ready® varieties, include language that obligates the shareholder to pay liquidated damages equal to our fixed costs if the shareholder’s Roundup Ready® sugarbeets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to mitigate the financial risk to us in the event of a decision that prevents the harvest of Roundup Ready® sugarbeets by one or more shareholders.

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeets have made public statements that they plan to continue to oppose the use of the technology.  Litigation is currently pending in two consolidated cases in the Federal District Court in Washington, D.C. concerning the scope and validity of the Environmental Assessment.  No decision is expected in those cases before the spring of 2012.  Although we believe the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of our shareholders to plant Roundup Ready® sugarbeet seed in subsequent years.

On October 11, 2011, the USDA issued a draft Environmental Impact Statement (EIS) fully analyzing the impact of Roundup Ready® sugarbeets.  The draft EIS considers the impact of one of three alternative regulatory approaches — the regulation, deregulation, or partial deregulation of Roundup Ready® sugarbeets.  USDA indicated that its preferred alternative is to fully deregulate Roundup Ready® sugarbeets.  After receiving and analyzing public comments on the draft EIS, USDA will issue a final EIS, likely sometime in 2012.  The final EIS could then be subject to further legal challenge.  In the meantime, we anticipate that the 2012 sugarbeet crop will again be planted under the compliance agreements that were signed in 2011.  At this time there is no regulatory basis to allow planting of Roundup Ready® sugarbeet seed in 2013 and beyond.  If Roundup Ready® sugarbeets are not deregulated as contemplated in the draft EIS, our shareholders may be required to plant conventional sugarbeet seed.

If we are unable to manage the quantity and quality of sugarbeets available for processing, we could experience adverse financial consequences that would impact both us and our shareholders.

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

Our sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHG emissions to reduce the impact of global climate change.  We believe that industries generating GHGs, including us, could be subject to either federal or state regulation under climate change policies in the relatively near future.  These policies, if adopted, will increase our energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage with imported sugar.  These policies could have a significant negative impact on the beet payment to our shareholders if we are not able to pass the increased costs on to our customers.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Substantially all of the hourly employees at our factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2012.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

On July 31, 2011, the Red River Valley factory and clerical employees represented by the BCTGM rejected our new contract offer. On August 1, 2011, we locked out the union employees and secured contract replacement workers to ensure the continued operation of our factories in order to meet our obligations to our customers and shareholders. If we are unable to reach agreement, the lockout may continue indefinitely.  The continued lockout or an unfavorable collective bargaining agreement may negatively impact our current and future financial performance and payments to our shareholders.

Healthcare Legislation may impact our operations.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act which amends certain provisions of the PPACA were signed into law.  We believe healthcare costs could increase significantly as a result of the legislative provisions effective in future years, negatively affecting our profitability.

Item 1B.                               UNRESOLVED STAFF COMMENTS

None.

Item 2.                                        PROPERTIES

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

ProGold owns a corn wet-milling plant in Wahpeton, North Dakota, which is currently being leased to Cargill.  The corn wet-milling plant is capable of processing corn to produce high fructose corn syrup and various agri-products.  This property is used in the Company’s leasing segment. The 10 year lease between ProGold and Cargill runs through December 31, 2017 and provides that Cargill pay ProGold average annual rental payments equal to $21.9 million.

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

On September 21, 2009, the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On August 13, 2010, at a District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed but vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by USDA.

On February 4, 2011, the USDA issued an Environmental Assessment that partially deregulated Roundup Ready® sugarbeet seed, an action that allowed for the planting of Roundup Ready® sugarbeet seed for the 2011 sugarbeet crop, subject to certain conditions.  On March 23, 2011 the Company entered into a compliance agreement with the USDA that sets forth the growing conditions the Company and its shareholders must comply with in order to plant Roundup Ready® sugarbeet seed.  On March 30, 2011, the Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeet seed for the 2011 growing season.  This authorization allowed the Company shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed.

The compliance agreement between the Company and USDA includes a number of conditions that individual shareholders, and the Company as a whole, must strictly observe.  Each shareholder desiring to plant Roundup Ready® sugarbeets must sign an addendum to their annual contract, under which they agree to comply with all regulatory requirements associated with planting Roundup Ready® sugarbeets.  Failure to comply with the conditions may result in a shareholder not being permitted to harvest his or her crop.  In addition, a shareholder’s noncompliance could result in a breach of the compliance agreement by the Company, which conceivably could mean that no Roundup Ready® sugarbeets planted by any shareholder would be harvested.  If a significant number of shareholders are not allowed to harvest their Roundup Ready® sugarbeets for any reason the Company could experience material adverse financial consequences that would impact both the Company and its shareholders.

In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seed, both the Five Year Agreement that each shareholder already has in place with the Company as well as the Roundup Ready® addendum that must be signed in order to plant Roundup Ready® varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if the shareholder’s Roundup Ready® sugarbeets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to mitigate the financial risk to the Company in the event of decision that prevents the harvest of Roundup Ready® sugarbeets by one or more shareholders.

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeets have made public statements that they plan to continue to oppose the use of the technology.  Litigation is currently pending in two consolidated cases in the Federal District Court in Washington, D.C. concerning the scope and validity of the Environmental Assessment.  No decision is expected in those cases before the spring of 2012.  Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to plant Roundup Ready® sugarbeet seed in subsequent years.

On October 11, 2011, the USDA issued a draft Environmental Impact Statement (EIS) fully analyzing the impact of Roundup Ready® sugarbeets.  The draft EIS considers the impact of one of three alternative regulatory approaches — the regulation, deregulation, or partial deregulation of Roundup Ready® sugarbeets.  USDA indicated that its preferred alternative is to fully deregulate Roundup Ready® sugarbeets.  After receiving and analyzing public comments on the draft EIS, USDA will issue a final EIS, likely sometime in 2012.  The final EIS could then be subject to further legal challenge.  In the meantime, the Company anticipates that the 2012 sugarbeet crop will again be planted under the compliance agreements that were signed in 2011.  At this time there is no regulatory basis to allow planting of Roundup Ready® sugarbeet seed in 2013 and beyond.  If Roundup Ready® sugarbeets are not deregulated as contemplated in the draft EIS, shareholders may be required to plant conventional sugarbeet seed.

Approximately 86% of the acres planted by shareholders for the 2011 crop utilized Roundup Ready® sugarbeet seed.  In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seed, both the five year agreement that each shareholder already has in place with the Company as well as a Roundup Ready® addendum that must be signed in order to plant Roundup Ready® varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if their Roundup Ready® beets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to ensure that a possible legal decision that prevents the harvest of Roundup Ready® beets will not financially damage the Company and those shareholders that grow conventional sugarbeets.

The BCTGM filed unfair labor practice charges against the Company with the National Labor Relations Board (NLRB) associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement.  The NRLB subsequently dismissed all the charges against the Company.  However, the BCTGM has appealed the decisions by the NLRB.  The Company intends to continue to vigorously defend its position but cannot predict the ultimate outcome of these matters.

Item 4.    (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of August 31, 2011, the Company had 2,780 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

Because the number of acres of sugarbeets a member may grow for delivery to the Company is directly related to the number of shares of Preferred Stock owned, a limited, private market for Preferred Stock exists.  It is not anticipated that a general public market for the Company’s shares of Common Stock or Preferred Stock will develop due to the limitations on transfer and the various membership requirements which must be satisfied in order to acquire such shares.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2011	2010	2009	2008	2007

Net Revenues	$1,542,777	$1,203,897	$1,200,229	$1,232,832	$1,222,857
Consolidated Net Proceeds (1)	$810,856	$532,544	$542,254	$549,589	$607,028
Total Assets	$878,107	$788,743	$761,258	$813,299	$875,315
Long-Term Debt, Net of Current Maturities	$128,640	$140,698	$143,073	$157,801	$157,974
Total Members’ Investments	$361,499	$330,610	$339,528	$391,115	$395,620
Property and Equipment
Additions, net of retirements	$64,162	$73,512	$47,687	$45,188	$63,032
Working Capital	$53,110	$53,994	$50,482	$57,775	$36,929
Ratio of Long-Term Debt to Total Equity (2)	.36:1	.43:1	.42:1	.40:1	.40:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2011	2010	2009	2008	2007

Acres harvested	445	467	422	529	507
Tons purchased	11,747	10,501	10,707	12,465	12,845
Tons purchased per acre harvested	26.4	22.5	25.4	23.6	25.3
Sugar Content of Sugarbeets	18.0%	16.7%	17.6%	18.1%	18.2%
Sugar hundredweight
Produced	35,646	29,028	30,679	36,613	37,193
Sold, including purchased sugar	35,052	30,370	32,870	36,879	35,243
Purchased sugar sold	880	335	618	179	7
Agri-Products tons
Produced	776	669	695	849	930
Sold	807	694	672	871	898

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

(3) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (i.e., information for the fiscal year ended August 31, 2011 relates to the crop of 2010).  Crop data reflect the combined data of the Red River Valley crop and the Sidney crop.

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

The Company has a seasonal line of credit through July 19, 2015, with a consortium of lenders led by CoBank, ACB of $350.0 million, against which there was no outstanding balance as of August

31, 2011 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2011.  The Company’s commercial paper program provides short-term borrowings up to $350 million of which approximately $66.2 million was outstanding as of August 31, 2011.  The Company had $3.3 million in short-term letters of credit outstanding as of August 31, 2011.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2011, was $281.5 million.

The Company can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  The Company did not utilize the CCC during fiscal 2011.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of August 31, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $112.9 million.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota (Issuer) issued the Recovery Zone Facility Revenue Bonds (American Crystal Sugar Company Project) Series 2010 in the principal amount of $15.0 million (Bonds).  Proceeds of the Bonds were used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011.

The Company also has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $110.8 million. As of August 31, 2011, there was no outstanding balance but the Company had $70.7 million in long-term letters of credit outstanding.  The unused long-term line of credit as of August 31, 2011, was $40.1 million.  In addition, the Company had long-term debt outstanding, as of August 31, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds, which includes the $15.0 million issuance mentioned above.

The Company had outstanding purchase commitments totaling $6.5 million as of August 31, 2011, for equipment and construction contracts related to various capital projects.

As of August 31, 2011, Midwest had outstanding short-term debt with CoBank, ACB of $4.8 million, of which $2.1 million was guaranteed by the Company.

The net cash provided by operations was $55.8 million for the year ended August 31, 2011, as compared to $159.4 million for the year ended August 31, 2010.  This increase in cash used of $103.6 million was primarily the result of the following:

•                  Reflected in the change in the net cash provided by operating activities is a net cash increase of $19.7 million from the prior year which was the result of increased revenue of $338.9 million and increased unit retains withheld of $14.0 partially offset by an increase in costs of $57.8 million and an increase in the member gross beet payment of $275.4 million.

•                  There was a net change in assets and liabilities from the prior year of $123.3 million primarily comprised of the following:

•                  The decrease in cash related to receivables of $34.0 million is primarily due to an increase in the selling price of sugar this year and the timing of the deliveries of products and collections.

•                  The decrease in cash related to the change in inventories of $17.1 million was primarily due to an increase in the hundredweight of sugar inventory and an increased net realizable value per hundredweight of sugar partially offset by a decrease in the tons of pulp inventory.

•                  The decreases in cash related to changes in other liabilities of $11.3 million, and non-current pension asset/liabilities of $7.0 million partially offset by an increase in cash of $1.4 million related to accounts payable all primarily due to the timing of payments.

•                  The decrease in cash related to changes in advances to related parties of $29.1 million was primarily due to additional cash requirements of our marketing agents.

•                  The decrease in cash related to the Amount Due Growers of $26.2 million was due to an increase in the current year’s total grower payment based on an increase in tons harvested and a higher per ton member grower payment this year as compared to last year.

The net cash used in investing activities was $68.8 million for the years ended August 31, 2011, as compared to $69.6 million for the year ended August 31, 2010.  This decrease of $.8 million was primarily due to the decreased purchases of property and equipment of $2.4 million partially offset by an increase in the change in other assets of $1.7 million.

The net cash provided by financing activities was $13.0 million for the year ended August 31, 2011, as compared to cash used in financing activities of $89.8 million for the year ended August 31, 2010.  This increase of $102.8 million was primarily due to increased net proceeds from short- term debt of $102.2 million and increased proceeds from a bond issuance of $15.0 million partially offset by increased payments on long-term debt of $ .9 million, increased distributions to noncontrolling interests of $1.1 million and an increase in unit retains paid of $12.4 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2011:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$134,405	$5,765	$895	$18,690	$109,055
Interest on Fixed Rate L-T Debt	66,402	4,662	13,887	9,165	38,688
Purchase Obligations	19,386	9,105	7,676	2,605	—
Operating Lease Obligations	11,704	1,518	3,719	2,039	4,428
Other Long-Term Obligations(1)	77,969	8,531	10,317	6,270	52,851
Pension Plan Contributions(2)	10,000	10,000

Total Contractual Obligations	$319,866	$39,581	$36,494	$38,769	$205,022

(1) Accrued Employee benefits of $2.4 million with corresponding offsetting assets and requiring no future payments have been excluded from the amounts presented.  Other Long-Term Liabilities of $3.1 million, which relate to deferred revenue also requiring no future payments, have also been excluded from the table.

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

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2011 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy—PPA separate static annuitant and non-annuitant mortality tables; Retirement Age — graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 7.50 percent compounded annually for funding;  Discount Rate-5.12 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2011 were as follows: Healthcare Cost Trend - an 8.25 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2011.  The rate is assumed to decline to 5.5 percent over the next five years.  For participants age 65 and older, a 9.25 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2011.  The rate is assumed to decline to 6.5 percent over the next five years; Discount Rate- 5.12 percent compounded annually.

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

Comparison of the Years Ended August 31, 2011 and 2010

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2010 and processed during fiscal 2011 produced a total of 11.7 million tons of sugarbeets, or approximately 26.4 tons of sugarbeets per acre from approximately 445,000 acres.  This represents an increase in total tons harvested of approximately 11.9 percent compared to the 2009 crop.  The sugar content of the 2010 crop was 18.0 percent as compared to the 16.7 percent sugar content of the 2009 crop.  The Company produced a total of approximately 35.6 million hundredweight of sugar from the 2010 crop, an increase of approximately 22.8 percent compared to the 2009 crop.

Revenue for the year ended August 31, 2011 was $1.5 billion, an increase of $338.9 million from the year ended August 31, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2011, as compared to the year ended August 31, 2010.

Product	Revenue	Selling Price	Volume
Sugar	30.8%	16.2%	12.5%
Pulp	11.1%	-3.5%	15.1%
Molasses	6.2%	-7.5%	14.8%
CSB	19.9%	-0.9%	21.0%
Betaine	21.6%	14.0%	6.6%

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

Cost of sales for the year ended August 31, 2011, exclusive of payments to members for sugarbeets, increased $10.8 million as compared to the year ended August 31, 2010. This increase was primarily related to the following:

•                  At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the year ended August 31, 2011, was $64.6 million as compared to a decrease of $25.8 million for the previous year ended August 31, 2010, resulting in a $90.4 million favorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2011	2010	Change
Beginning Product Inventories at Net Realizable Value	$111.8	$137.6	$(25.8	)(1)

Ending Product Inventories at Net Realizable Value	(176.4)	(111.8)	(64.6	)(2)

(Increase) Decrease in the Net Realizable Value of Product Inventories	$(64.6)	$25.8	$(90.4)

(1) The change is primarily due to a 22.6 percent decrease in the hundredweight of sugar inventory as of August 31, 2010, as compared to August 31, 2009, partially offset by an 11.3 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2010, as compared to August 31, 2009; a 35.4 percent decrease in the tons of pulp inventory as of August 31, 2010, as compared to August 31, 2009; and a 47.3 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2010, as compared to August 31, 2009.

(2) The change is primarily due to a 42.7 percent increase in the hundredweight of sugar inventory as of August 31, 2011, as compared to August 31, 2010;  a 14.8 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2011, as compared to August 31, 2010, partially offset by a 56.0 percent decrease in the tons of pulp inventory as of August 31, 2011, as compared to August 31, 2010;  and a 4.7 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2011, as compared to August 31, 2010.

•                  Factory operating costs increased $42.1 million for the year ended August 31, 2011, as compared to the year ended August 31, 2010 primarily due to the increase in the tons harvested and processed this year.

•                  The cost recognized associated with the non-member sugarbeets increased $18.5 million for the year ended August 31, 2011, when compared to last year.  This increase was primarily due to an increase in the per ton sugarbeet payment for the Sidney crop and an increase in the tons of sugarbeet harvested this year.

•                  In the event that the Company’s growers would not be able to plant Roundup Ready® sugarbeets or the growers would choose to plant conventional sugarbeet seed for the 2011 crop, the Company secured chemicals for the growers related to growing conventional sugarbeets.  The Company has recognized an expense of approximately $9.9 million related to these chemicals.

•                  During fiscal 2011, the Company’s sugar marketing agent, United Sugars Corporation, purchased and sold additional sugar to meet our customers’ needs. The requirements for purchased sugar were much less in fiscal 2010.  As a result, the costs associated with purchased sugar were $28.9 million higher for the year ended August 31, 2011, as compared to the year ended August 31, 2010.

Selling, general and administrative expenses increased $50.7 million for the year ended August 31, 2011, as compared to the year ended August 31, 2010.  Selling expenses increased $47.5 million primarily due to an increase in shipping and handling costs associated with increased volumes of sugar and agri-products sold.  General and administrative expenses increased $3.2 million due to increased labor and benefit costs along with general cost increases.

Interest expense increased $ .7 million for the year ended August 31, 2011, as compared to the year ended August 31, 2010.  This reflects an increase in the average borrowing level for short-term debt and an increase in the average interest rate for long-term debt partially offset by a decrease in the average interest rate for short-term debt and a decrease in the average borrowing level for long-term debt.

Net proceeds attributable to American Crystal Sugar Company increased $278.7 million for the year ended August 31, 2011, as compared to the year ended August 31, 2010. This increase was primarily due to more tons of sugarbeets processed, higher sugar content of the sugarbeets and increased sugar selling prices.

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

(2) The change is primarily due to a 22.6 percent decrease in the hundredweight of sugar inventory as of August 31, 2010 as compared to August 31, 2009 partially offset by an 11.3 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2010 as compared to August 31, 2009; a 35.4 percent decrease in the tons of pulp inventory as of August 31, 2010 as compared to August 31, 2009; and a 47.3 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2010 as compared to August 31, 2009.

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

2011 Crop and Estimated Fiscal Year 2012 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2011 sugarbeet crop.  This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2011 sugarbeet crop.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2011 is estimated to produce a total of 10.1 million tons of sugarbeets, or approximately 21.5 tons of sugarbeets per acre from approximately 471,000 acres.  This represents a decrease in total tons harvested of approximately 13.9 percent compared to the 2010 crop.  The sugar content of the 2011 crop is estimated to be 18.0 percent the same as the 2010 crop.  The Company expects to produce a total of approximately 28.2 million hundredweight of sugar from the 2011 crop, a decrease of approximately 20.9 percent compared to the 2010 crop.

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

The consolidated financial statements of the Company for the fiscal years ended August 31, 2011, 2010 and 2009 have been audited by Eide Bailly LLP, an independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2011.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of August 31, 2011 based on these criteria.

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

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires December

Neil C. Widner (Chairman) PO Box 47 Stephen, MN 56757	60	Drayton	2000	2012

Curtis E. Haugen (Vice-Chairman) 45508 300th St. NW Argyle, MN 56713	50	East Grand Forks	2001	2013

Donald S. Andringa 422 4th Avenue NE Crookston, MN 56716	57	Crookston	2008	2011

William Baldwin 8244 144th Ave. NE St Thomas, ND 58276	65	Drayton	2004	2013

John Brainard 204 6th St. W Ada, MN 56510	51	Hillsboro	2005	2011

Brian R. Erickson 824 James Ave. SE East Grand Forks, MN 56721	63	East Grand Forks	2005	2011

Robert M. Green 220 Park St. Saint Thomas, ND 58276	57	Drayton	2005	2011

John F. Gudajtes Box 37 Minto, ND 58261	62	East Grand Forks	2003	2012

William Hejl 15560 28th St. SE Amenia, ND 58004	56	Moorhead	2007	2013

Curtis Knutson 35545 290th St. SW Fisher, MN 56723	53	Crookston	2007	2013

Dale Kuehl 12213 12th Avenue South Glyndon, MN 56547	54	Moorhead	2008	2011

Jeff D. McInnes 16485 6th Street SE Hillsboro, ND 58045	54	Hillsboro	2001	2013

David Mueller 16283 7th Street NE Cummings, ND 58223	51	Hillsboro	2009	2012

Wayne Tang 25226 Town & Country Estates Rd Detroit Lakes, MN 56501	57	Moorhead	2009	2012

Steve Williams 515 Thompson Ave. Fisher, MN 56723	60	Crookston	2006	2012

Below is the biographical information on each Director.

Neil C. Widner.  Mr. Widner has been a director since 2000 and has served as Chairman since 2009.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.  Mr. Widner serves on the Board of Directors of United Sugars Corporation, the Board of Directors of Midwest Agri-Commodities Company and as a director for the American Sugarbeet Growers Association.

Curtis E. Haugen.  Mr. Haugen has been a director since 2001 and has served as Vice-Chairman since 2009.  Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota.  Mr. Haugen serves on the Board of Directors of United Sugars Corporation, the Board of Governors of ProGold Limited Liability Company, as a director for the American Sugarbeet Growers Association and as a director and President of the Farmer’s Union Oil Company, Oslo, Minnesota.

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

Jeff D. McInnes.  Mr. McInnes has been a director since 2001.  Mr. McInnes co-manages a 4,000 acre farming operation near Hillsboro, North Dakota.   Mr. McInnes serves on the Board of Governors of ProGold Limited Liability Company and on the Board of the Hillsboro, North Dakota Medical Center.

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

As of August 31, 2011, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Eide Bailly LLP the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The Audit Committee also discussed with Eide Bailly LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Eide Bailly LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding Eide Bailly LLP’s communications with the Audit Committee concerning its independence from the Company and has discussed with Eide Bailly LLP its independence from the Company.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2011 for filing with the Commission.

On August 31, 2011, the members of the Audit Committee were John Brainard (Committee Chair), Donald S. Andringa, Brian R. Erickson, Robert M. Green, William A. Hejl, David Mueller and Wayne Tang.

Company Officers

The table below lists the officers of the Company for the fiscal year covered by this report, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position
David A. Berg	57	President and Chief Executive Officer
Thomas S. Astrup	42	Vice President-Finance and Chief Financial Officer
Joseph J. Talley	51	Chief Operating Officer
Brian F. Ingulsrud	48	Vice President-Administration
Teresa A. Warne	41	Corporate Controller, Chief Accounting Officer, Assistant Secretary and Assistant Treasurer
Daniel C. Mott	52	Secretary
Samuel S. M. Wai	57	Treasurer and Assistant Secretary
Mark L. Lembke	55	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	54	Director - Economic Analysis, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	56	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	47	Treasury Operations Manager and Assistant Secretary

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

Joseph J. Talley.Mr. Talley was named the Company’s Chief Operating Officer in May 2007. Mr. Talley was named as the Chairman of the Board and Chief Executive Officer of Sidney Sugars

Incorporated in May 2007.  Mr. Talley served as the Company’s Vice President-Finance and Chief Financial Officer of the Company from 2003 to 2007.  Mr. Talley was the Company’s Vice President-Finance from 1998 to 2003.  Mr. Talley also served as Chief Operating Officer of Sidney Sugars Incorporated from 2002 to 2007.  He currently serves on the Board of Governors for ProGold Limited Liability Company.

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

Item 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis addresses the compensation paid to the individuals who served as our President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Vice President of Administration for fiscal year 2011, all of whom are identified on the Summary Compensation Table immediately following this report (Named Executive Officers).  Immediately following this compensation discussion and analysis is the Compensation Committee Report of the Board of Directors (the Committee Report) of the Compensation Committee.

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

Our management, on behalf of the Compensation Committee and Board of Directors, retained Towers Watson, an outside compensation consultant (Compensation Consultant), to prepare market-based compensation data comparing compensation information for our Named Executive Officers with that of executive officers in our market.  This analysis uses market data from published national survey sources, including Towers Watson General Industry Executive and Towers Watson Data Services Top Management surveys.  In addition, pay data from the proxy materials from the following group of comparative companies is referenced:

•	Actuant Corporation
•	Ameron International Corp.
•	Arctic Cat Inc.
•	Barnes Group Inc.
•	Brady Corporation
•	Donaldson Company, Inc.
•	Gardner Denver, Inc.
•	Graco Inc.
•	Herman Miller, Inc.
•	IDEX Corporation
•	Imperial Sugar Company
•	Magellan Midstream Partners, L.P.
•	Mine Safety Appliances Co
•	Minn-Dak Farmers Cooperative
•	MSC Industrial Direct Co. Inc.
•	OMNOVA Solutions Inc.
•	Packaging Corporation of America
•	Rayonier Inc.
•	Schweitzer-Mauduit International, Inc.
•	The Toro Company
•	Thomas & Betts Corporation

This group of companies, together with the survey sources, represents the market in which we believe we compete for executive talent.

This data was provided to the Compensation Committee in September, 2010, when the Compensation Committee made compensation determinations and was utilized to establish market based pay practices for each of the Named Executive Officer positions.

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

Process

The Compensation Committee of the Board of Directors is responsible for annually reviewing and recommending to the Board of Directors the base salary and performance objectives for the incentive compensation (both short-term and long-term) of the President and Chief Executive Officer, as well as the performance objectives for long-term incentive compensation for all Named Executive Officers.  Board action on recommendations of the Compensation Committee is taken by a vote of all of the directors, none of whom are members of management.  Decisions on executive compensation made by the Compensation Committee, the Board of Directors or the President and Chief Executive Officer have been guided by our compensation philosophy discussed above.

Our President and Chief Executive Officer sets base salary and the annual performance objectives for the short-term incentive compensation for the other Named Executive Officers.  The prospective base salary and annual performance objectives for the other Named Executive Officers are reviewed with the Compensation Committee prior to being finalized by the President and Chief Executive Officer.

Elements of Compensation

The elements of compensation paid to our Named Executive Officers for 2011 are as follows:

•                  Base salary

•                  Short-term cash incentive compensation

•                  Long-term incentive compensation

•                  Retirement and other benefits

•                  Perquisites

•                  Severance for our President and Chief Executive Officer

•                  Severance for our Chief Operating Officer, Mr. Joseph Talley, effective July 15, 2011 through the period ending August 31, 2012

Each of the above are more completely described below.

Base Salary

The objective of the level of base salary paid to our Named Executive Officers is to reflect individual roles and responsibilities, performance, reporting structure, experience in the executive’s particular position, and internal pay relationships with respect to market competitiveness.  All established base salaries for fiscal year 2011 for our Named Executive Officers were in accordance with our compensation philosophy described earlier in this report.

The fiscal year 2011 base salary of our President and Chief Executive Officer, Mr. Berg, was set by the Board of Directors in September, 2010 based on the comparable market data provided by our Compensation Consultant and the base salaries for the remaining Named Executive Officers were set by Mr. Berg using the same comparable market data.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is designed to reward the Named Executive Officers for their individual performance and our financial performance for the most recently completed fiscal year.  Short-term cash incentive compensation is paid in cash following the close of the fiscal year.

Short-term cash incentive compensation provides an annual cash incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers who meet performance objectives.  For fiscal year 2011, our President and Chief Executive Officer had an opportunity to receive an additional 45% of his base salary, and the other Named Executive Officers had an opportunity to receive an additional 35% of their base salary, by meeting “target” performance levels.  Actual awards are determined based on the different performance levels achieved by the Named Executive Officers.  The potential for short-term cash incentive compensation for the President and Chief Executive Officer ranges from 0% for unsatisfactory performance to a maximum of 90% for outstanding performance.  For our other Named Executive Officers, the potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 70% for outstanding performance.

The President and Chief Executive Officer’s performance objectives were weighted with 50% of the potential award based on our overall financial performance and 50% of the potential award based on the President and Chief Executive Officer’s individual performance objectives as established by the Board of Directors at the beginning of the fiscal year.  For the other Named Executive Officers, annual performance objectives were determined by the President and Chief Executive Officer with the input and consult of the Compensation Committee at the beginning of the fiscal year, with 40% based on our overall financial performance and 60% based on the achievement of individual performance objectives, including personal effectiveness.  Our overall financial performance objectives are based on the final gross beet payment for the fiscal year and total on-farm profit.  Total on-farm profit is equal to total gross beet payment minus the product of Total Harvested Acres multiplied by On-Farm Costs per Acre.  On-Farm Cost per Acre is based on the Red River Valley Report from the Minnesota and North Dakota Farm Business Management Education Program.  Both of the targets for these performance objectives are approved by the Compensation Committee.  For fiscal year 2011, the final gross beet payment was near the outstanding performance level and the total on-farm profit was at the outstanding performance level.

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

As indicated above, Mr. Berg’s performance objectives for fiscal year 2011 were set by the Board of Directors.  The performance objectives for fiscal year 2011 for our other Named Executive Officers were set by Mr. Berg at the beginning of fiscal year 2011.

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

Long-Term Incentive Compensation

Long-term incentive compensation provides a financial incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers as a group who meet performance objectives designed to encourage long-term commitment to our organization.  Our 2005 Long-Term Incentive Plan, as amended (Plan), sets forth long-term incentive compensation available to our Named Executive Officers.  For fiscal year 2011, our President and Chief Executive Officer had an opportunity to receive an additional 40% of his base salary and the other Named Executive Officers had an opportunity to receive an additional 20% of their base salary assuming target performance levels.  Actual awards are determined based on the performance level achieved by the Named Executive Officers as a group.  The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 80% for outstanding performance for the President and Chief Executive Officer.  For our other Named Executive Officers, the potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 40% for outstanding performance.  Unlike our short-term cash incentive compensation, long-term incentive compensation awards are based on the performance level of our Named Executive Officers as a group.  Forty-five percent (45%) of the performance objectives were based on the fiscal year’s actual on-farm profit as compared to historical profit levels while the other 55% was based on an assessment made by the Board of Directors regarding achievement of specific long-term performance objectives as established by the Board of Directors in the areas of international trade and governmental policy, strategic planning, succession management and reputation management.  For fiscal year 2011, the total on-farm profit performance was at the outstanding performance level.

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

On September 28, 2011, 198.63 contract rights were awarded with a grant date of August 31, 2011 to Named Executive Officers with respect to performance for the fiscal year ended August 31, 2011 at a value of $3,250 per contract right.  Correspondingly, the redemption value of the contract rights previously granted to the Named Executive Officers was increased from $2,550 to $3,250 per contract right.  Effective as of August 31, 2011, (and including the contract rights awarded on September 28, 2011), there were a total of 1,437.95 contract rights issued and outstanding to the Named Executive Officers, of which 1004.90 were vested.

Compensation Policies and Practices and Risk Management

The Company’s short-and long-term success is a direct result of the value we as a company provide to our shareholder/growers.  This “value” is specifically measured annually by the amount of the gross beet payment and total on-farm profits.  The members of our Compensation Committee and the Board of Directors, all of whom are shareholders of the Company and none of whom are members of management, have examined and reviewed all of our compensation policies and practices in light of the risks that may exist related to using personal performance standards and the annual gross beet payment and total on-farm profits as the measurements used for determining compensation.  Both the gross beet payment and total on-farm profits are amounts and values that are directly paid to or experienced by our shareholders on an annual basis, with each fiscal year’s results for such amounts generally independent from the results from prior or upcoming fiscal years.  The value of the gross beet payment and total on-farm profits are independently verified numbers.  The other measurements used to determine either incentive compensation or increases in compensation for our employees are based on job specific performance standards, none of which are specifically measured by performance actions by employees that relate to or affect risk taking by our employees.  The incentive awards held by our Named Executive Officers were designed to align the management’s incentive compensation with the success of the Company such that the financial benefits to the shareholders and management are balanced and management is not incentivized to take risks to artificially increase the value of such contract rights or incentive awards.  Therefore, the Board of Directors and the Compensation Committee reasonably believe, based on the information provided to them, that any risks that arise from our compensation policies and practices are not reasonably likely to have a material adverse effect on our business operations.

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

Severance

If we terminate Mr. Berg’s employment without cause he is entitled to receive a post-termination severance payment equal to two years of his base salary in effect on the date of termination.  Mr. Talley is entitled to receive a post-termination severance payment equal to one year of his base salary in effect on the date of termination in the event we terminate his employment during the period from July 15, 2011 through the period ending August 31, 2012.

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

We entered into an employment agreement with Mr. Talley effective July 15, 2011 and continuing through the period ending August 31, 2012.  The agreement provides that Mr. Talley shall serve as an “at will” employee at the pleasure of the President and Chief Executive Officer. The agreement also provides that Mr. Talley receive a severance payment, any accrued benefits and a prorated portion of incentive awards if the Company terminates Mr. Talley’s employment prior to August 31, 2012.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The Compensation Committee has a charter that is available from the Company upon request.

Members of the Compensation Committee as of the date of the report, all of whom are members of the Board of Directors and none of whom are members of management are:

Steve Williams, Chairman

John Brainard

Brian R. Erickson

John F. Gudajtes

Dale Kuehl

William Baldwin

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended August 31, 2011, 2010 and 2009.  The Named Executive Officers are the Company’s Chief

Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers of the Company.

2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Non-Equity Short-Term Incentive Plan Compensation (1)	Non-Equity Long-Term Incentive Plan Compensation (1),(2)	Non-Equity Long-Term Incentive Plan Compensation (1),(3)	Non-Equity Long-Term Incentive Plan Compensation (1),(4)	Change in Pension Value and Nonqualified Deferred Compensation (NQDC) Earnings (5)	All Other Compensation (6)	Total
David A. Berg - President and Chief Executive Officer	2011	$587,169	$413,897	$355,810	$422,443	$270,153	$341,213	$48,090	$2,438,775
	2010	$554,077	$340,808	$297,560	$170,380	$64,523	$502,639	$45,501	$1,975,488
	2009	$508,108	$316,575	$343,354	$148,829	$87,469	$154,366	$41,311	$1,600,012

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	2011	$295,321	$140,116	$89,570	$196,651	$185,374	$39,725	$17,190	$963,947
	2010	$277,579	$107,163	$74,486	$95,102	$61,000	$103,213	$17,596	$736,139
	2009	$259,902	$135,638	$86,218	$113,639	$67,348	$37,373	$16,043	$716,160

Joseph J. Talley - Chief Operating Officer	2011	$389,896	$239,548	$118,593	$112,490	$55,961	$96,840	$33,061	$1,046,389
	2010	$361,652	$176,708	$97,028	$42,924	$23,418	$176,124	$30,732	$908,586
	2009	$337,662	$151,704	$112,486	$59,972	$13,225	$74,408	$30,582	$780,039

Brian F. Ingulsrud - Vice President-Administration	2011	$269,002	$137,154	$81,575	$135,940	$104,584	$64,399	$16,622	$809,276
	2010	$252,876	$105,150	$67,856	$58,657	$27,139	$172,772	$15,521	$699,971
	2009	$236,948	$102,617	$78,562	$59,342	$23,140	$61,841	$16,344	$578,794

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

(3)             Represents the change in value of the outstanding contract rights granted to the executives in prior years of $700 per contract right in 2011, $350 per contract right in 2010 and $450 per contract right in 2009. Contract rights vest equally over a three year period. For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form 10-K.

(4)             Represents the Profit-Per-Acre payments that were earned in the fiscal year on vested contract rights.

(5)             Components of Change in Pension Value and NQDC Earnings. See table below for details:

Change in Pension Value and Nonqualified Deferred Compensation Earnings

Name and Principal Position	Pension (A)	SERP-(Pension) (A)	Preferential Interest on Non-Qualified Deferred Compensation (B)	Total
David A. Berg - President and Chief Executive Officer	$60,434	$280,779	$0	$341,213

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	$20,397	$19,328	$0	$39,725

Joseph J. Talley - Chief Operating Officer	$36,404	$60,436	$0	$96,840

Brian F. Ingulsrud - Vice President-Administration	$32,958	$31,441	$0	$64,399

(A) Represents the change in the present value of the accumulated benefits provided by the plan or agreement including the effect of the increase in the discount rate from 5.00% to 5.12%.

(B)  Interest is considered to be preferential if the rate paid to the executive exceeds 120% of the applicable long-term federal rate under the Internal Revenue Code.  Amounts reported reflect only the interest that exceeds 120% of the applicable long-term federal rate.

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

Grants of Plan-Based Awards Table

Name and Principal	Grant	Action	Units	Estimated Future Payouts UnderNon-Equity Incentive Plan Awards - LTIP - Contract Rights (1)			Estimated Future Payouts Under Non-Equity Incentive Plan - STIP (2)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards - PPA (3)
Position	Date	Date	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
David A. Berg - President and Chief Executive Officer	8/31/2011	9/28/2011	109.48		$355,810		$0	$267,030	$534,060		$103,387
Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	8/31/2011	9/28/2011	27.56		$89,570		$0	$104,564	$209,129		$26,026
Joseph J. Talley - Chief Operating Officer	8/31/2011	9/28/2011	36.49		$118,593		$0	$138,467	$276,934		$34,459
Brian F. Ingulsrud - Vice President-Administration	8/31/2011	9/28/2011	25.10		$81,575		$0	$95,246	$190,491		$23,703

(1)       The “Target” amounts represent contract rights at the 8/31/2011 stated value of $3,250 per contract right. These rights vest to the executive equally over three years. Theoretically, the minimum received for these contract rights could be $0 and there is no maximum.

(2)       The amounts indicated represent future potential payments under the Short-Term Incentive Plan (STIP) based on the executives’ salary as of August 31, 2011.

(3)       The “Target” amount represents future Profit Per Acre (PPA) annual payments that will be paid to executives upon vesting and assuming a similar beet payment and on-farm costs to that experienced in fiscal year 2011. PPA payments are only paid on vested contract rights. Theoretically, the minimum payment could be $0 and there is no maximum.

Pension Benefits

The table below reflects information for the Named Executive Officers pertaining to the Company’s Pension Plan and the Supplemental Executive Retirement Plan.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
David A. Berg - President and Chief Executive Officer	Retirement Plan A For Employees of ACSC (2)	24	$626,680	—

	Supplemental Executive Retirement Plan (2)	24	$857,122	—

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	Retirement Plan A For Employees of ACSC (2)	17	$186,822	—

	Supplemental Executive Retirement Plan (2)	17	$82,655	—

Joseph J. Talley - Chief Operating Officer	Retirement Plan A For Employees of ACSC (2)	17	$325,665	—

	Supplemental Executive Retirement Plan (2)	17	$239,436	—

Brian F. Ingulsrud - Vice President-Administration	Retirement Plan A For Employees of ACSC (2)	20	$324,199	—

	Supplemental Executive Retirement Plan (2)	20	$99,847	—

(1)	Footnote (10), “Employee Benefit Plans”, of the Company’s Notes to the Consolidated Financial Statements discloses the significant assumptions used in calculating this benefit.
(2)	Refer to the Compensation, Discussion and Analysis (CD&A) section within this Form 10-K for a description of this benefit plan.

Non-Qualified Deferred Compensation

The table below reflects information for the Named Executive Officers pertaining to non-qualified deferred compensation.  All non-qualified deferred compensation listed below is subject to claims of the Company’s creditors.

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End
David A. Berg - President and Chief Executive Officer	$34,081	$27,319	$73,238	—	$720,655
Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	—	$5,832	$2,753	—	$81,565
Joseph J. Talley - Chief Operating Officer	$5,301	$12,548	$35,936	—	$1,129,526
Brian F. Ingulsrud - Vice President-Administration	$5,380	$4,741	$874	—	$31,659

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

(3)          Preferential interest is included here as well as in the NQDC column of the Summary Compensation Table. There was no preferential interest for the executives during fiscal year 2011.  Executives have the option of investing funds in an S&P 500 index fund or in a money market fund guaranteeing interest at prime as of January 2 of each calendar year.  The 2011, 2010 and 2009calendar year rates each were3.25%..

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

If Mr. Berg’s employment is terminated without cause, he will be eligible for severance pay equal to two times his then current base salary. Mr. Berg has elected to receive a lump-sum payout of the benefits provided by the Supplemental Executive Retirement Plan (SERP) upon separation from the Company.  The present value of Mr. Berg’s pension related SERP was approximately $857,000 as of August 31, 2011.

Effective July 15, 2011, if Mr. Talley’s employment is terminated prior to August 31, 2012, he will be eligible for severance pay equal to one times his then current base salary plus a prorated portion of any incentive awards that would otherwise have been paid and/or awarded him under the Company’s long-term and short-term incentive plans.  Mr. Talley has elected to receive a lump-sum payout of the benefits provided by the SERP upon separation from the Company.  The present value of Mr. Talley’s pension related SERP was approximately $239,000 as of August 31, 2011.

Compensation of Directors

The Board of Directors meets monthly.  For fiscal year 2011, the Company provided its directors with compensation consisting of (i) a payment of $650 per month, (ii) a per diem payment of $300 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses associated with director responsibilities.  The Chairman and Vice-Chairman of the Board of Directors received payments of $2,150and $1,150, respectively, per month and a per diem in the amount of $300 for each day spent on Company activities.  The monthly compensation paid to the Chairman, Vice-Chairman and directors increases by $25 per month each fiscal year.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until the earliest of the board member’s withdrawal from the Board of Directors, the board member’s death or attainment of age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the Company’s weighted average cost of short-term and long-term borrowing.  Currently, there is one former Board member who has elected to participate in this plan.  The amount deferred, as of August 31, 2011, was approximately $64,000.

The table below reflects director compensation for the year ended August 31, 2011.

Name	Fees Earned (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and NQDC Earnings	All Other Compensation	Total
Neil Widner, Director, Chairman of the Board	$58,850	N/A	N/A	N/A	$58,850
Curtis Haugen, Director, Vice-Chairman of the Board	$34,250	N/A	N/A	N/A	$34,250
Donald S. Andringa, Director	$25,550	N/A	N/A	N/A	$25,550
William Baldwin, Director	$20,750	N/A	N/A	N/A	$20,750
John Brainard, Director	$33,650	N/A	N/A	N/A	$33,650
Brian Erickson, Director	$25,250	N/A	N/A	N/A	$25,250
Robert Green, Director	$30,650	N/A	N/A	N/A	$30,650
John Gudajtes, Director	$20,450	N/A	N/A	N/A	$20,450
William Hejl, Director	$9,050	N/A	N/A	N/A	$9,050
Curtis Knutson, Director	$29,150	N/A	N/A	N/A	$29,150
Dale Kuehl, Director	$27,650	N/A	N/A	N/A	$27,650
Jeff McInnes, Director	$21,350	N/A	N/A	N/A	$21,350
David Mueller, Director	$21,675	N/A	N/A	N/A	$21,675
Wayne Tang, Director	$29,750	N/A	N/A	N/A	$29,750
Steve Williams, Director	$35,050	N/A	N/A	N/A	$35,050

(1)          Consists of fees of $650 per month to Directors, $2,150to the Chairman of the Board and $1,150 to the Vice Chairman of the Board. The Chairman, Vice Chairman and Directors also receive a per diem fee of $300for each day spent on Company activities.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the Company’s Bylaws, only people who are members of the Company or representatives of members can serve on our Board of Directors.  As members of the Company (or representatives of members), all Directors have a contractual patronage relationship with the Company that obligates them to deliver sugarbeets to the Company for processing.  As a result of this patronage relationship, Directors, like all other members of the Company, receive beet payments from the Company.

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

(e)The Director or an immediate family member is, or has been within the last 3 years, employed as an executive officer of another company, and any of the Company’s present executive officers, at the same time serves or served on that Company’s compensation committee.

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

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2011 and 2010 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2011	2010
Audit Fees	$133	$129
Audit-Related Fees	24	33
Tax Fees	50	34
All Other Fees	13	8
Total	$220	$204

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2011 and fiscal 2010.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2011and fiscal 2010.  These services included benefit plan audits.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance, tax advice and tax planning for fiscal 2011 and fiscal 2010.  These services include tax return preparation, tax planning and tax research.

All Other Fees.  All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies for fiscal 2011and fiscal 2010.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  The Audit Committee approved all of the services and the fees billed for such services to the Company.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2011 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART III

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

	1.	Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended August 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of August 31, 2011 and 2010
Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended August 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules
None

	3.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)	Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2011.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ DAVID A. BERG
President and Chief Executive Officer

Dated: November 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. BERG	President and Chief Executive Officer	November 23, 2011
(Principal Executive Officer)

/s/ THOMAS S. ASTRUP	Vice President-Finance and Chief Financial	November 23, 2011
Officer (Principal Financial Officer)

/s/ TERESA A. WARNE	Corporate Controller (Principal Accounting Officer)	November 23, 2011

/s/ NEIL C. WIDNER	Director (Chairman)	November 23, 2011

/s/ CURTIS E. HAUGEN	Director (Vice-Chairman)	November 23, 2011

/s/ DONALD S. ANDRINGA	Director	November 23, 2011

/s/ WILLIAM BALDWIN	Director	November 23, 2011

/s/ JOHN BRAINARD	Director	November 23, 2011

/s/ BRIAN R. ERICKSON	Director	November 23, 2011

/s/ ROBERT M. GREEN	Director	November 23, 2011

/s/ JOHN F. GUDAJTES	Director	November 23, 2011

/s/ WILLIAM A. HEJL	Director	November 23, 2011

/s/ CURTIS KNUTSON	Director	November 23, 2011

/s/ DALE KUEHL	Director	November 23, 2011

/s/ JEFF D. MCINNES	Director	November 23, 2011

/s/ DAVID MUELLER	Director	November 23, 2011

/s/ WAYNE TANG	Director	November 23, 2011

/s/ STEVE WILLIAMS	Director	November 23, 2011

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2011, 2010, and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended August 31, 2011, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Sioux Falls, South Dakota

November 23, 2011

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2011	2010	2009
Net Revenue	$1,542,777	$1,203,897	$1,200,229

Cost of Sales	431,620	420,842	405,714

Gross Proceeds	1,111,157	783,055	794,515

Selling, General and Administrative Expenses	289,649	238,905	244,174

Operating Proceeds	821,508	544,150	550,341

Other Income (Expense):
Interest Income	1,225	150	209
Interest Expense, Net	(9,684)	(9,012)	(10,058)
Other, Net	(322)	(435)	3,943

Total Other Expense	(8,781)	(9,297)	(5,906)

Proceeds Before Income Tax	812,727	534,853	544,435

Income Tax Expense	(1,871)	(2,309)	(2,181)

Consolidated Net Proceeds	810,856	532,544	542,254

Less: Net Proceeds Attributable to Noncontrolling Interests	(6,025)	(6,432)	(6,103)

Net Proceeds Attributable to American Crystal Sugar Company	$804,831	$526,112	$536,151

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$8,741	$5,426	$2,309
Unit Retains Declared to Members	43,574	29,531	31,024
Net Credit to American Crystal Sugar Company’s Members’ Investments	52,315	34,957	33,333
Payments to Members for Sugarbeets, Net of Unit Retains Declared	752,516	491,155	502,818
Total	$804,831	$526,112	$536,151

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2011	2010
Current Assets:
Cash and Cash Equivalents	$127	$128
Receivables:
Trade	78,215	52,608
Members	5,889	5,195
Other	4,961	4,080
Advances to Related Parties	32,184	15,243
Inventories	244,038	204,117
Prepaid Expenses	739	815

Total Current Assets	366,153	282,186

Property and Equipment:
Land and Land Improvements	83,852	73,804
Buildings	134,534	124,533
Equipment	992,911	942,346
Construction in Progress	2,064	16,737
Less Accumulated Depreciation	(814,946)	(775,904)

Net Property and Equipment	398,415	381,516

Net Property and Equipment Held for Lease	92,824	102,333

Other Assets:
Investments in CoBank, ACB	7,348	8,771
Investments in Marketing Cooperatives	997	2,159
Other Assets	12,370	11,778

Total Other Assets	20,715	22,708

Total Assets	$878,107	$788,743

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Liabilities and Members’ Investments

	2011	2010
Current Liabilities:
Short-Term Debt	$66,197	$5,000
Current Maturities of Long-Term Debt	5,765	375
Accounts Payable	33,641	37,298
Advances Due to Related Parties	4,831	5,697
Other Current Liabilities	41,723	42,689
Amounts Due Growers	160,886	137,133

Total Current Liabilities	313,043	228,192

Long-Term Debt, Net of Current Maturities	128,640	140,698

Accrued Employee Benefits	63,844	77,584

Other Liabilities	11,081	11,659

Total Liabilities	516,608	458,133

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275
Common Stock	28	28
Additional Paid-In Capital	152,261	152,261
Unit Retains	207,599	193,779
Accumulated Other Comprehensive Income (Loss)	(71,903)	(85,986)
Retained Earnings (Accumulated Deficit)	(9,715)	(18,456)

Total American Crystal Sugar Company Members’ Investments	316,545	279,901

Noncontrolling Interests	44,954	50,709

Total Members’ Investments	361,499	330,610

Total Liabilities and Members’ Investments	$878,107	$788,743

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

						Accumulated	Retained	American
			Additional			Other	Earnings	Crystal Sugar			Annual
	Preferred	Common	Paid-In	Unit	Equity	Comprehensive	(Accumulated	Company	Noncontrolling		Comprehensive
	Stock	Stock	Capital	Retains	Retention	Income (Loss)	Deficit)	Total	Interests	Total	Income (Loss)
Balance, August 31, 2008	$38,275	$28	$152,261	$174,506	$1,155	$(8,984)	$(25,965)	$331,276	$59,839	$391,115
Non-Member Business Income	—	—	—	—	—	—	2,309	2,309	—	2,309	$2,309
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	—	6,103	6,103
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(10,992)	(10,992)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,644	—	1,644	—	1,644	1,644
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(51,624)	—	(51,624)	—	(51,624)	(51,624)
SFAS 158 Measurement Date Adjustment	—	—	—	—	—	—	(226)	(226)	—	(226)	(226)
OCI of Equity Method Investees	—	—	—	—	—	(4,755)	—	(4,755)	—	(4,755)	(4,755)
Forward Contract Foreign Currency Gain	—	—	—	—	—	14	—	14	—	14	14
Unit Retains Withheld from Members	—	—	—	31,024	—	—	—	31,024	—	31,024
Payments of Unit Retains and Equity Retention to Members	—	—	—	(23,929)	(1,155)	—	—	(25,084)	—	(25,084)
Stock Issued/(Redeemed), Net	—	—	—	—	—	—	—	—	—	—

Balance, August 31, 2009	38,275	28	152,261	181,601	—	(63,705)	(23,882)	284,578	54,950	339,528	$(52,638)
Non-Member Business Income	—	—	—	—	—	—	5,426	5,426	—	5,426	$5,426
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	—	6,432	6,432
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(10,673)	(10,673)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	1,316	—	1,316	—	1,316	1,316
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	(23,054)	—	(23,054)	—	(23,054)	(23,054)
OCI of Equity Method Investees	—	—	—	—	—	1,262	—	1,262	—	1,262	1,262
Forward Contract Foreign Currency Loss	—	—	—	—	—	(34)	—	(34)	—	(34)	(34)
Interest Rate Contract	—	—	—	—	—	(1,771)	—	(1,771)	—	(1,771)	(1,771)
Unit Retains Withheld from Members	—	—	—	29,531	—	—	—	29,531	—	29,531
Payments of Unit Retains to Members	—	—	—	(17,353)	—	—	—	(17,353)	—	(17,353)
Stock Issued/(Redeemed), Net	—	—	—	—	—	—	—	—	—	—

Balance, August 31, 2010	38,275	28	152,261	193,779	—	(85,986)	(18,456)	279,901	50,709	330,610	$(16,855)
Non-Member Business Income	—	—	—	—	—	—	8,741	8,741	—	8,741	$8,741
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	—	6,025	6,025
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(11,780)	(11,780)
SFAS 158 Unrecognized Prior Service Costs	—	—	—	—	—	989	—	989	—	989	989
SFAS 158 Unrecognized Gain/(Loss)	—	—	—	—	—	14,445	—	14,445	—	14,445	14,445
OCI of Equity Method Investees	—	—	—	—	—	(812)	—	(812)	—	(812)	(812)
Forward Contract Foreign Currency Gain	—	—	—	—	—	28	—	28	—	28	28
Interest Rate Contract	—	—	—	—	—	(567)	—	(567)	—	(567)	(567)
Unit Retains Withheld from Members	—	—	—	43,574	—	—	—	43,574	—	43,574
Payments of Unit Retains to Members	—	—	—	(29,754)	—	—	—	(29,754)	—	(29,754)
Stock Issued/(Redeemed), Net	—	—	—	—	—	—	—	—	—	—

Balance, August 31, 2011	$38,275	$28	$152,261	$207,599	$—	$(71,903)	$(9,715)	$316,545	$44,954	$361,499	$22,824

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2011	2010	2009
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$804,831	$526,112	$536,151
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(752,516)	(491,155)	(502,818)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	58,333	55,580	55,046
(Income)/Loss from Equity Method Investees	462	521	(636)
Loss on the Disposition of Property and Equipment	512	535	1,049
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(75)	(147)	(165)
Deferred Gain Recognition	(63)	(63)	(108)
Noncontrolling Interests	6,025	6,432	6,103
Changes in Assets and Liabilities:
Receivables	(27,182)	6,827	2,741
Inventories	(39,921)	(22,806)	7,017
Prepaid Expenses	81	38	312
Non-Current Pension Asset/Liability	(1,552)	5,413	634
Advances To/Due to Related Parties	(17,807)	11,335	(3,833)
Accounts Payable	(301)	(1,681)	(1,399)
Other Liabilities	1,220	12,505	5,697
Amounts Due Growers	23,753	49,915	(33,715)
Net Cash Provided By Operating Activities	55,800	159,361	72,076

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(66,208)	(67,828)	(45,479)
Purchases of Property and Equipment Held for Lease	(1,900)	(2,648)	(2,331)
Proceeds from the Sale of Property and Equipment	78	26	18
Equity Distribution from CoBank, ACB	1,498	1,487	—
Investments in Marketing Cooperatives	(111)	(154)	6
Changes in Other Assets	(2,153)	(439)	(1,978)
Net Cash (Used In) Investing Activities	(68,796)	(69,556)	(49,764)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	61,197	(40,989)	30,692
Proceeds from Issuance of Long-Term Debt	15,000	—	100,092
Long-Term Debt Repayment	(21,668)	(20,789)	(117,021)
Distributions to Noncontrolling Interests	(11,780)	(10,673)	(10,992)
Payment of Unit Retains and Equity Retention	(29,754)	(17,353)	(25,084)
Net Cash Provided By (Used In) Financing Activities	12,995	(89,804)	(22,313)
Increase (Decrease) In Cash and Cash Equivalents	(1)	1	(1)
Cash and Cash Equivalents, Beginning of Year	128	127	128

Cash and Cash Equivalents, End of Year	$127	$128	$127

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($3,356,000); $3,597,000 and $944,000 for the years ended August 31, 2011, 2010 and 2009, respectively.

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

Certain reclassifications have been made to the August 31, 2010 consolidated financial statements to conform with the August 31, 2011, presentation.  These reclassifications had no effect on previously reported results of operations, cash flows or Members’ Investments.

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

Inventories

Sugar, pulp, molasses and other agri-products inventories are valued at estimated net realizable value.  Operating supplies, maintenance parts, and sugarbeet seed inventories are valued at the lower of average cost or market.  Sugarbeets are valued at the projected gross per-ton beet payment related to that year’s crop.

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

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.  No impairment was recognized in 2011, 2010 or 2009.

Related Parties

The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United), Midwest Agri-Commodities Company (Midwest) and West Coast Beet Seed Company.

Investments

Investments in CoBank, ACB are stated at cost plus unredeemed patronage refunds received in the form of capital stock.  Investments in Marketing Cooperatives include investments in United and Midwest, which are accounted for using the equity method.

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

Accumulated Other Comprehensive Income (Loss) - Accumulated Other Comprehensive Income (Loss) represents the cumulative net increase (decrease) in equity related to the recording of the over-funded or under-funded status of defined benefit postretirement plans, the Company’s portion of the other comprehensive income (loss) of equity method investees and the gain or loss related to foreign currency forward contracts and interest rate swap contracts.  Consistent with the Company’s treatment of income taxes related to member-source income and expenses, accumulated other comprehensive income (loss) does not include any adjustment for income taxes.

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

Concentration and Sources of Labor

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2012.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

On July 31, 2011, the Red River Valley factory and clerical employees represented by the BCTGM rejected the Company’s new contract offer. On August 1, 2011, the Company locked out the union employees and secured contract replacement workers to ensure the continued operation of the Company’s factories in order to meet its obligations to its customers and shareholders.  The Company cannot predict the time-frame for the resolution of this matter.

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations. Shipping and handling costs were $196.2 million, $153.7 million and $159.7 million for the years ended August 31, 2011, 2010 and 2009, respectively.

Deferred Costs and Product Values

All costs incurred prior to the end of the Company’s fiscal year that relate to receiving and processing the subsequent year’s sugarbeet crop are deferred.  Similarly, the net realizable values of products produced prior to the end of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred.  The net result of these deferred costs and product values are recorded in the Company’s consolidated balance sheet in “Other Current Liabilities.”  Deferred costs and product values were $3.3 million as of August 31, 2010. There were no deferred costs and product values for the subsequent year’s sugarbeet crop as of August 31, 2011 or 2009.

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

In September 2011, the FASB issued an update to the authoritative guidance which reduces the complexity and cost by allowing for a qualitative evaluation about the likelihood of goodwill impairment to determine whether the calculation of the fair value of a reporting unit is required. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2013. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

(2) RECEIVABLES:

There was no single customer attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2011 or 2010 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2011, 2010 or 2009.

(3) INVENTORIES:

The major components of inventories as of August 31, 2011 and 2010 are as follows:

(In Thousands)	2011	2010
Refined Sugar, Pulp, Molasses, Other Agri-Products and Sugarbeet Seed	$178,862	$154,602
Unprocessed Sugarbeets	—	4,396
Operating Supplies and Maintenance Parts	65,176	45,119
Total Inventories	$244,038	$204,117

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $1.5 million, $1.4 million and $1.1 million in 2011, 2010 and 2009, respectively.  Construction period interest capitalized was $ .6 million, $ .6 million and $ .4 million in 2011, 2010 and 2009, respectively. Depreciation expense was $45.4 million, $43.4 million and $43.1 million in 2011, 2010 and 2009, respectively. The Company had outstanding commitments totaling $6.5 million as of August 31, 2011, for equipment and construction contracts related to various capital projects.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2017.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. Depreciation expense was $11.4 million, $11.2 million and $11.2 million in 2011, 2010 and 2009, respectively.  The components of Net Property and Equipment Held for Lease as of August 31, 2011 and 2010 are shown below:

(In Thousands)	2011	2010
Land and Land Improvements	$8,134	$8,022
Buildings	41,655	41,345
Equipment	206,761	204,881
Construction in Progress	1,398	1,952
Less Accumulated Depreciation	(165,124)	(153,867)

Net Property and Equipment Held for Lease	$92,824	$102,333

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2012	$21,500
2013	21,500
2014	21,500
2015	21,500
2016	21,500
Thereafter	28,667

Total	$136,167

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 64 percent ownership interest and a 33 1/3 percent voting interest in United.  The investment is accounted for using the equity method.  Substantially all sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $30.5 million and $14.6 million as of August 31, 2011 and 2010, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.0 million, $1.0 million and $ .9 million for services provided during 2011, 2010 and 2009, respectively.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances due to Midwest of $4.8 million and $5.7 million as of August 31, 2011 and 2010, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $129,000, $122,000 and $133,000 for services provided during 2011, 2010 and 2009, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2011, Midwest had outstanding short-term debt with CoBank, ACB of $4.8 million, of which $2.1 million was guaranteed by the Company.

The Company has performed a complete analysis and has determined that its investments in United and Midwest do not meet the criteria of Variable Interest Entities and therefore such entities are not consolidated in the Company’s Consolidated Financial Statements.

(7) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2011 and 2010 is summarized below:

(In Thousands)	2011	2010
Term Loans from CoBank, ACB	$—	$21,293
Term Loans from Insurance Companies, due in varying amounts through fiscal 2028, interest at fixed rates of 7.32% to 7.42%, with senior lien on substantially all non-current assets	50,000	50,000
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through fiscal 2027, interest at fixed rates of 5.35% to 5.94% and varying rates of .22% to .31% as of August 31, 2011, substantially secured by letters of credit	84,405	69,780
Total Long-Term Debt	134,405	141,073
Less Current Maturities	(5,765)	(375)
Long-Term Debt, Net of Current Maturities	$128,640	$140,698

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2012	$5,765
2013	$280
2014	$300
2015	$315
2016	$335

The Company has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $110.8 million, against which $70.7 million in long-term letters of credit were outstanding as of August 31, 2011.  The unused long-term line of credit as of August 31, 2011 was $40.1 million.

The short-term debt outstanding as of August 31, 2011 and 2010 is summarized below:

(In Thousands)	2011	2010
Commercial Paper, at fixed interest rates of .36% to .37%, due 9/1/11 through 9/9/11.	$66,197	$5,000

During the year ended August 31, 2011, the Company issued commercial paper to meet its short-term borrowing requirements.  The Company has a seasonal line of credit through July 19, 2015, with a consortium of lenders led by CoBank, ACB of $350.0 million, against which there was no outstanding balance as of August 31, 2011 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2011.  The Company’s commercial paper program provides short-term borrowings up to $350 million of which approximately $66.2 million was outstanding as of August 31, 2011.  The Company had $3.3 million in short-term letters of credit outstanding as of August 31, 2011.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2011, was $281.5 million.

The Company can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  The Company did not utilize the CCC during fiscal 2011.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of August 31, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $112.9 million.

During the year ended August 31, 2010, the Company borrowed from CoBank, ACB and issued commercial paper to meet its short-term borrowing requirements.  The Company had a seasonal line of credit through July 30, 2012, with a consortium of lenders led by CoBank, ACB of $320.0 million, against which there was no outstanding balance as of August 31, 2010 and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2010.  The Company’s commercial paper program provided short-term borrowings up to $320 million of which approximately $5.0 million was outstanding as of August 31, 2010.  The Company had $3.0 million in short-term letters of credit outstanding as of August 31, 2010.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2010, was $313.0 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2011 and 2010, follow:

(In Thousands, Except Interest Rates)	2011	2010
Maximum Borrowings	$335,474	$221,372
Average Borrowing Levels	$175,374	$104,389
Average Interest Rates	.71%	.83%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; interest coverage ratio; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2011 and 2010, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $7.9 million, $9.1 million and $10.7 million for the years ended August 31, 2011, 2010 and 2009, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At August 31, 2011, the Company had cash flow hedges for approximately 140,000 Euros with a maturity date of November 15, 2011.  At August 31, 2011, the fair value of the open contracts reflected a gain of approximately $4,000 recorded in accumulated other comprehensive income (loss) in members’ equity.  At August 31, 2010, the Company had cash flow hedges for approximately 219,000 Euros with maturity dates of September 30 to October 29, 2010.  At August 31, 2010, the fair value of the open contracts reflected a loss of approximately $24,000 recorded in accumulated other comprehensive income (loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income (loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .128 % as of August 31, 2011 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of August 31, 2011, the fair value of the cash flow hedge reflected a loss of approximately $2.3 million recorded in accumulated other comprehensive income (loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended August 31, 2011 or during the years ended August 31, 2011 and 2010.  The current period loss of $184,000 is classified as interest expense on the statements of operations.  As of August 31, 2011, $677,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next 12 months. As of August 31, 2010, the fair value of the cash flow hedge reflected a loss of approximately $1.8 million recorded in accumulated other comprehensive income (loss).

Fair Value of Asset Derivatives as of August 31

(In Thousands)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$4	$—

Total Asset Derivatives		$4	$—

Fair Value of Liability Derivatives as of August 31

(In Thousands)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$—	$24
Interest Rate Contracts	Other Current Liabilities	677	644
Interest Rate Contracts	Other Long-Term Liabilities	1,661	1,127

Total Liability Derivatives		$2,338	$1,795

(9) OPERATING LEASES:

The Company is party to operating leases for such items as rail cars, computer hardware and vehicles.  Cargill, Incorporated has assumed responsibility for the payments on a rail car lease for the duration of that lease and accordingly, the lease payments are not included in the table below.  Operating lease expense was $ 2.0 million, $ 1.8 million and $ 2.0 million for years ended August 31, 2011, 2010 and 2009, respectively.  Future minimum payments under these obligations are as follows:

Fiscal year ending August 31, (In Thousands)
2012	$1,518
2013	1,456
2014	1,172
2015	1,091
2016	1,032
Thereafter	5,435
Total	$11,704

(10) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age, date of hire and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2011, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has non-qualified supplemental executive retirement plans for certain employees.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or re-hired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are not eligible for participation in the defined benefit pension plan.  These employees participate in a defined contribution plan as described later in this note.

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

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, August 31, 2011:

Percentage of Pension Plan Assets by Asset Class as of August 31, 2011

Asset Class	Target Range	Actual Allocation
Domestic Equity	40.0%-60.0%	47.7%
International Equity	15.0%-25.0%	19.0%
Fixed Income	20.0%-40.0%	33.3%
Cash	0.0%-5.0%	0.0%

There have been no changes in the valuation methodologies used at August 31, 2011 and 2010.  The Plan’s investment in the common/collective trust consists of investments in the WF Equity Index G Trust Fund (Fund) managed by Wells Fargo Bank NA.  The Fund is a medium for collective investment of certain qualified employee benefit plans in common stocks designed to approximate the performance of the S&P 500 Index.  Substantially all of the Fund’s assets are in common stocks that make up the S&P 500 Index, however the fund may also invest in S&P 500 Index Futures, common funds or investment companies, cash or cash equivalents or other securities.  The net asset value of the Fund is determined daily.  All earnings, gains and losses of the Fund are reflected in the computation of the daily unit value and are realized by the plan upon withdrawal from the Fund.  The fund has a daily redemption frequency and redemption notice period with no unfunded commitments. Registered investment companies are valued at the net asset value of shares held by the Plan at year end based on quoted market prices.  The money market fund is valued at quoted market price, which is cost plus accrued interest.

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

The following schedules reflect the fair values of the pension plan assets by major category as of August 31, 2011 and 2010:

	Plan Assets at Fair Value August 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Common/collective trusts	$—	$46,919	$—	$46,919
Registered investment company
Fixed income	54,692	—	—	54,692
Equity	31,480	—	—	31,480
International equity	31,263	—	—	31,263
Money market fund	69	—	—	69
Total Plan Assets at Fair Value	$117,504	$46,919	$—	$164,423

	Plan Assets at Fair Value August 31, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Common/collective trusts	$—	$34,293	$—	$34,293
Registered investment company
Fixed income	47,924	—	—	47,924
Equity	28,828	—	—	28,828
International equity	27,062	—	—	27,062
Money market fund	371	—	—	371
Total Plan Assets at Fair Value	$104,185	$34,293	$—	$138,478

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2040.  The reinvestment rate for benefit cash flow occurring after 2040 was discounted back to the year 2040 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2040 and consistently applied as any other benefit cash flow during the bond matching process.

The Company has a medical plan and a Medicare supplement plan which are available to union retirees and certain non-union retirees.  The costs of these plans are shared by the Company and plan participants.  The Company’s post-retirement plan for certain non-union employees currently coordinates with Medicare’s medical coverage and provides tiered prescription drug coverage.  The Company has determined that this plan is actuarially equivalent to Medicare Part D and therefore qualifies for the Federal subsidy provision in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  This provision allows the Company to receive a subsidy of 28 percent of the dollars spent providing prescription drug coverage. The Company also participates in the Federal Early Retiree Reinsurance Program which provides reimbursement of medical expenses for early and disability retirees between the ages of 55 and 65 who are not covered by Medicare.

The assumptions used in the measurement of the Company’s benefit obligations are shown below:

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2011	2010	2011	2010
Discount Rate	5.12%	5.00%	5.12%	5.00%
Expected Return on Plan Assets	7.50%	7.50%	N/A	N/A
Rate of Compensation Increase (Non-Union Plan Only)	3.5%	3.5%	N/A	N/A

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

	Expected Benefit Payments
(In Thousands)	Pension	Post-Retirement
2012	$6,876	$1,127
2013	7,223	1,237
2014	7,966	1,525
2015	8,689	1,850
2016	9,457	2,138
2017-2021	62,206	13,646
Total	$102,417	$21,523

The Company expects to make contributions of approximately $10.0 million to the defined benefit pension plans during the next fiscal year.  The Company expects to make contributions in the next fiscal year of approximately $99,000 related to Supplemental Executive Retirement Plans.  The Company also expects to contribute approximately $1.1 million to the post-retirement plans during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2011, 2010 and 2009:

Components of Net Periodic Pension Cost
(In Thousands)	2011	2010	2009
Service Cost	$4,573	$3,632	$4,197
Interest Cost	9,044	9,126	10,673
Expected Return on Plan Assets	(10,230)	(9,924)	(15,456)
Retained Earnings Measurement Date Adjustment	—	—	(226)
Amortization of Prior Service Costs	989	1,316	1,644
Amortization of Net (Gain) Loss	9,489	6,940	70
Net Periodic Pension Cost	$13,865	$11,090	$902

Components of Net Periodic Post-Retirement Cost
(In Thousands)	2011	2010	2009
Service Cost	$641	$968	$968
Interest Cost	1,534	1,854	1,887
Amortization of Net (Gain) Loss	(809)	(687)	(675)
Net Periodic Post-Retirement Cost	$1,366	$2,135	$2,180

Prior service costs are amortized over the lesser of seven years or the length of the union contract that included the benefit change.

For measurement purposes, an 8.25 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2011.  The rate is assumed to decline to 5.5 percent over the next five years.  For participants age 65 and older, a 9.25 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2011.  The rate is assumed to decline to 6.5 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs	$153	$(123)
Effect on the accumulated post-retirement benefit obligation	$4,529	$(3,761)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2011 and 2010 and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of August 31, 2011 and 2010:

	Pension		Post-Retirement
(In Thousands)	2011	2010	2011	2010
Change in Benefit Obligation
Obligation at the Beginning of the Year	$184,292	$142,377	$31,230	$28,728
Service Cost	4,573	3,632	641	968
Interest Cost	9,044	9,126	1,534	1,854
Plan Participant Contributions	—	—	436	377
Government Subsidies	—	—	170	72
Actuarial (Gain) Loss	458	34,644	467	331
Benefits Paid	(6,074)	(5,487)	(1,066)	(1,100)
Obligation at the End of the Year	$192,293	$184,292	$33,412	$31,230

Change in Plan Assets
Fair Value at the Beginning of the Year	$138,478	$123,973	$—	$—
Actual Return on Plan Assets	16,919	15,593	—	—
Plan Participant Contributions	—	—	436	377
Government Subsidies	—	—	170	72
Employer Contributions	15,100	4,399	460	651
Benefits Paid	(6,074)	(5,487)	(1,066)	(1,100)
Fair Value at the End of the Year	$164,423	$138,478	$—	$—

Funded Status
Funded Status as of August 31,	$27,870	$45,814	$33,412	$31,230
Net Amount Recognized	$27,870	$45,814	$33,412	$31,230

Amounts Recognized in the Balance Sheets
Current Liabilities	$(6,876)	$(6,290)	$(1,127)	$(1,004)
Noncurrent Liabilities	(20,994)	(39,524)	(32,285)	(30,226)
Net Amount Recognized	$(27,870)	$(45,814)	$(33,412)	$(31,230)

Prior Service Cost Recognized in Accumulated Other Comprehensive Income
Prior Service Cost Beginning of the Year	$(989)	$(2,305)	$—	$—
Recognized in Periodic Cost	989	1,316	—	—
Amount Arising During the Year	—	—	—	—
Prior Service Cost End of the Year	$—	$(989)	$—	$—

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Year	$(84,852)	$(62,816)	$6,633	$7,651
Recognized in Periodic Cost	9,489	6,940	(809)	(687)
Amount Arising During the Year	6,232	(28,976)	(467)	(331)
Accumulated Gain (Loss) End of the Year	$(69,131)	$(84,852)	$5,357	$6,633

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income at August 31, 2011 into net periodic benefit cost in fiscal 2012 are as follows:

(In Thousands)	Pension	Post- Retirement
Accumulated Gain (Loss)	$(7,129)	$707

The accumulated pension benefit obligation was $182.6 million and $174.9 million as of August 31, 2011 and 2010, respectively.

Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is determined by the Board of Directors.  During 2011, 75.96 vested contract rights were exercised. In 2011, 198.63 contract rights were granted at a stated value of $3,250 per contract right.  At August 31, 2011, the Board of Directors increased the value of the 1,239.32 contract rights previously granted from $2,550 to $3,250 per contract right.  As of August 31, 2011, there were 1,437.95 contract rights issued and outstanding at a stated value of $3,250 per contract right, of which 1,004.90 were vested.

Defined Contribution Plans

The Company has qualified 401(k) plans for all eligible employees.  The plans provide for immediate vesting of benefits.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent, respectively, of their gross earnings.  The Company’s contributions to these plans totaled $1.9 million, $1.8 million and $1.8 million for the years ended August 31, 2011, 2010 and 2009, respectively.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007 are no longer eligible for participation in the defined benefit pension plan but receive a 4% non-elective Company Contribution to a defined contribution plan.  The Company Contribution has a six year vesting schedule.  The Company’s Contributions to this plan totaled $136,000, $115,000 and $87,000 for the years ended August 31, 2011, 2010 and 2009, respectively.

(11) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2011, 2010 and 2009:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2011	$76.77	600,000	498,570
August 31, 2010	$76.77	600,000	498,570
August 31, 2009	$76.77	600,000	498,570

Common Stock:
August 31, 2011	$10.00	4,000	2,780
August 31, 2010	$10.00	4,000	2,768
August 31, 2009	$10.00	4,000	2,812

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,518,977	$23,800	$1,542,777
Gross Proceeds	$1,098,739	$12,418	$1,111,157
Depreciation and Amortization	$46,951	$11,382	$58,333
Interest Income	$1,225	$—	$1,225
Interest Expense	$9,683	$1	$9,684
Loss from Equity Method Investees	$(462)	$—	$(462)
Other Income/(Expense), Net	$167	$(27)	$140
Consolidated Net Proceeds	$798,559	$12,297	$810,856

Capital Additions	$62,852	$1,900	$64,752

	For the Year Ended August 31, 2010
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,179,349	$24,548	$1,203,897
Gross Proceeds	$769,747	$13,308	$783,055
Depreciation and Amortization	$44,340	$11,240	$55,580
Interest Income	$150	$—	$150
Interest Expense	$9,011	$1	$9,012
Loss from Equity Method Investees	$(521)	$—	$(521)
Other Income/(Expense), Net	$176	$(90)	$86
Consolidated Net Proceeds	$519,418	$13,126	$532,544

Capital Additions	$71,425	$2,648	$74,073

	For the Year Ended August 31, 2009
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,176,289	$23,940	$1,200,229
Gross Proceeds	$781,753	$12,762	$794,515
Depreciation and Amortization	$43,869	$11,177	$55,046
Interest Income	$207	$2	$209
Interest Expense	$10,058	$—	$10,058
Income from Equity Method Investees	$636	$—	$636
Other Income/(Expense), Net	$3,447	$(140)	$3,307
Consolidated Net Proceeds	$529,799	$12,455	$542,254

Capital Additions	$46,423	$2,331	$48,754

	As of August 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$398,415	$—	$398,415
Assets Held for Lease, Net	$—	$92,824	$92,824
Segment Assets	$782,028	$96,079	$878,107

	As of August 31, 2010
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$381,516	$—	$381,516
Assets Held for Lease, Net	$—	$102,333	$102,333
Segment Assets	$682,311	$106,432	$788,743

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of August 31, 2011 was approximately $135.2 million in comparison to the carrying value of $134.4 million. The fair value of the long-term debt as of August 31, 2010 was approximately $141.8 million in comparison to the carrying value of $141.1 million.

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

Foreign Currency Forward Contracts — Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of August 31, 2011 was an asset of approximately $4,000. The fair value of the open contracts as of August 31, 2010 was a liability of approximately $24,000. Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of August 31, 2011 was a liability of approximately $2.3 million. The fair value of the interest rate contract as of August 31, 2010 was a liability of approximately $1.8 million. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 and 2010.

	Fair Value of Assets as of August 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$4	$—	$—	$4
Total	$4	$—	$—	$4

	Fair Value of Liabilities as of August 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$2,338	$—	$2,338
Total	$—	$2,338	$—	$2,338

	Fair Value of Liabilities as of August 31, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$24	$—	$—	$24
Interest Rate Contracts	—	1,771	—	1,771
Total	$24	$1,771	$—	$1,795

(14) INCOME TAXES:

As of August 31, 2011 and 2010, the Company had no unrecognized tax benefits. Any future accrued interest or penalties related to unrecognized tax benefits will be recognized in income tax expense if incurred. The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for fiscal years 2007 and earlier.  The Company is no longer subject to state income tax examinations by tax authorities for fiscal years 2007 and earlier.

Total income tax payments were $3.2 million, $ .17 million and $1.8 million for the years ended August 31, 2011, 2010 and 2009, respectively.

The Company’s net deferred tax liability included in Other Liabilities on the Company’s Balance Sheets as of August 31, 2011 and 2010 is reflected below:

(In Thousands)	2011	2010
Deferred Tax Assets related to non- patronage source temporary differences	$7,066	$8,299
Deferred Tax Liability related to non- patronage source temporary differences	13,242	14,951

Net Deferred Tax Liability	$6,176	$6,652

Income tax expense/(benefit) for the years ended August 31, 2011, 2010 and 2009 is as follows:

(In Thousands)	2011	2010	2009
Current Income Taxes	$2,347	$1,096	$713
Deferred Income Taxes	(476)	1,213	1,468

Total Income Tax Expense	$1,871	$2,309	$2,181

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2011, 2010 and 2009 is shown below:

	2011	2010	2009
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(40.6)%	(40.4)%	(40.6)%
Other, net	(0.1)%	(0.2)%	—%

Effective tax rate	0.3%	0.4%	0.4%

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

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been passed or introduced in the United States Senate and House of Representatives that would regulate GHG emissions to reduce the impact of global climate change.  The Company believes that industries generating GHGs, including the

Company, could be subject to either federal or state regulation relating to climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage compared with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if the Company is not able to pass the increased costs on to its customers.

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

On August 12, 2011, the Company received a Finding of Violation and Notice of Violation from the United States Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act concerning certain air emissions at the Company’s three Minnesota factories. The Company has entered into discussions with the EPA concerning the alleged violations.  The Company, at this time, cannot predict the outcome of these discussions or the financial impact, if any, resulting from the resolution of this matter.

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $4.5 million.

(16) LEGAL MATTERS:

On September 21, 2009, the U.S. District Court (District Court) ruled against the U.S. Department of Agriculture (USDA) finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement (EIS) before deregulating Roundup Ready® sugarbeets.  On August 13, 2010, at a District Court hearing on interim remedies, the District Court issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed but vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed.  As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by USDA.

On February 4, 2011, the USDA issued an Environmental Assessment that partially deregulated Roundup Ready® sugarbeet seed, an action that allowed for the planting of Roundup Ready® sugarbeet seed for the 2011 sugarbeet crop, subject to certain conditions.  On March 23, 2011 the Company entered into a compliance agreement with the USDA that sets forth the growing conditions the Company and its shareholders must comply with in order to plant Roundup Ready® sugarbeet seed.  On March 30, 2011, the Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeet seed for the 2011 growing season.  This authorization allowed the Company shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed.

The compliance agreement between the Company and USDA includes a number of conditions that individual shareholders, and the Company as a whole, must strictly observe.  Each shareholder desiring to plant Roundup Ready® sugarbeets must sign an addendum to their annual contract, under which they agree to comply with all regulatory requirements associated with planting Roundup Ready® sugarbeets.  Failure to comply with the conditions may result in a shareholder not being permitted to harvest his or her crop.  In addition, a shareholder’s noncompliance could result in a breach of the compliance agreement by the Company, which conceivably could mean that no Roundup Ready® sugarbeets planted by any shareholder would be harvested.  If a significant number of shareholders are not allowed to harvest their Roundup Ready® sugarbeets for any reason the Company could experience material adverse financial consequences that would impact both the Company and its members.

In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seed, both the Five Year Agreement that each shareholder already has in place with the Company as well as the Roundup Ready® addendum that must be signed in order to plant Roundup Ready® varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if the shareholder’s Roundup Ready® sugarbeets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to mitigate the financial risk to the Company in the event of a decision that prevents the harvest of Roundup Ready® sugarbeets by one or more shareholders.

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeets have made public statements that they plan to continue to oppose the use of the technology.  Litigation is currently pending in two consolidated cases in the Federal District Court in Washington, D.C. concerning the scope and validity of the Environmental Assessment.  No decision is expected in those cases before the spring of 2012.  Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to plant Roundup Ready® sugarbeet seed in subsequent years.

On October 11, 2011, the USDA issued a draft Environmental Impact Statement (EIS) fully analyzing the impact of Roundup Ready® sugarbeets.  The draft EIS considers the impact of one of three alternative regulatory approaches — the regulation, deregulation, or partial deregulation of Roundup Ready® sugarbeets.  USDA indicated that its preferred alternative is to fully deregulate Roundup Ready® sugarbeets.  After receiving and analyzing public comments on the draft EIS, USDA will issue a final EIS, likely sometime in 2012.  The final EIS could then be subject to further legal challenge.  In the meantime, the Company anticipates that the 2012 sugarbeet crop will again be planted under the compliance agreements that were signed in 2011.  At this time there is no regulatory basis to allow planting of Roundup Ready® sugarbeet seed in 2013 and beyond.  If Roundup Ready® sugarbeets are not deregulated as contemplated in the draft EIS, shareholders may be required to plant conventional sugarbeet seed.

Approximately 86% of the acres planted by shareholders for the 2011 crop utilized Roundup Ready® sugarbeet seed.  In order to mitigate the risk of non-delivery by a shareholder who plants Roundup Ready® sugarbeet seed, both the five year agreement that each shareholder already has in place with the Company as well as a Roundup Ready® addendum that must be signed in order to plant Roundup Ready® varieties, include language that obligates the shareholder to pay liquidated damages equal to the Company’s fixed costs if their Roundup Ready® beets are not harvested for legal or regulatory reasons.  This liquidated damage requirement is in place to ensure that a possible legal decision that prevents the harvest of Roundup Ready® beets will not financially damage the Company and those shareholders that grow conventional sugarbeets.

The BCTGM filed unfair labor practice charges against the Company with the National Labor Relations Board (NLRB) associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement.  The NRLB subsequently dismissed all the charges against the Company.  However, the BCTGM has appealed the decisions by the NLRB.  The Company intends to continue to vigorously defend its position but cannot predict the ultimate outcome of these matters.

(17) SUBSEQUENT EVENTS:

The Company has evaluated events through the date that the financial statements were issued, for potential recognition or disclosure in the August 31, 2011 financial statements.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2011

Item No.		Method of Filing

3.1	Restated Articles of Incorporation of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2	Restated By-laws of American Crystal Sugar Company	Incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1	Restated Articles of Incorporation of American Crystal Sugar Company	See Exhibit 3.1

4.2	Restated By-laws of American Crystal Sugar Company	See Exhibit 3.2

10.1	Form of Operating Agreement between Registrant and ProGold Limited Liability Company	Incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

10.2	Registrant’s Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.3	Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

10.4	Registrant’s Senior Note Restated Mortgage and Security Agreement	Incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999

+10.5	Long Term Incentive Plan, dated June 23, 1999	Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000

+10.6	Long Term Incentive Plan, dated August 24, 2005	Incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005

+10.7	Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg.	Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007.

10.8	Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012	Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007

10.9	Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008

10.10	Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008	Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.11	Restated Supplemental Executive Retirement Plan, dated December 5, 2008	Incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.12	Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008	Incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008

+10.13	First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006.	Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009

+10.14	Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009

+10.15	Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008.	Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009

10.16	Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009.	Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.17	Amended and Restated Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2009.	Incorporated by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.18	Amended and Restated Member Control Agreement between Registrant and Golden Growers Cooperative dated September 1, 2009.	Incorporated by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009

10.19	First Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2010.	Incorporated by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

+10.20	Fourth Amendment to 2005 Long-Term Incentive Plan, dated August 1, 2010.	Incorporated by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

10.21	Administrative Consent Agreement between the Registrant and the North Dakota Department of Health dated September 7, 2010.	Incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

10.22	Second Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated November 4, 2010.	Incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended November 30, 2010

10.23	Third Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 19, 2011.	Filed herewith electronically

+10.24	Employment Agreement dated July 15, 2011 between the Registrant and Joseph J. Talley.	Filed herewith electronically

21.1	List of Subsidiaries of the Registrant	Filed herewith electronically

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer	Accompanying herewith electronically

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer	Accompanying herewith electronically

32.1	Section 1350 Certification of the Chief Executive Officer	Accompanying herewith electronically

32.2	Section 1350 Certification of the Chief Financial Officer	Accompanying herewith electronically

+              A management contract or compensatory plan required to be filed with this report.