Form 10-Q
period 2011-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2012-01-13
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 5, 2012
$10 Par Value	2,780

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	November 30		August 31
	2011	2010	2011*
Current Assets:
Cash and Cash Equivalents	$127	$128	$127
Receivables:
Trade	76,623	72,989	78,215
Members	4,548	3,981	5,889
Other	5,749	4,290	4,961
Advances to Related Parties	3,072	179	32,184
Inventories	718,296	744,950	244,038
Prepaid Expenses	2,381	2,099	739

Total Current Assets	810,796	828,616	366,153

Property and Equipment:
Land and Land Improvements	83,781	77,700	83,852
Buildings	135,378	124,782	134,534
Equipment	994,992	943,821	992,911
Construction in Progress	4,217	24,123	2,064
Less Accumulated Depreciation	(829,108)	(788,751)	(814,946)

Net Property and Equipment	389,260	381,675	398,415

Net Property and Equipment Held for Lease	90,540	99,822	92,824

Other Assets:
Investments in CoBank, ACB	7,348	8,771	7,348
Investments in Marketing Cooperatives	1,098	2,238	997
Other Assets	12,291	11,645	12,370

Total Other Assets	20,737	22,654	20,715

Total Assets	$1,311,333	$1,332,767	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	November 30		August 31
	2011	2010	2011*
Current Liabilities:
Short-Term Debt	$361,812	$298,057	$66,197
Current Maturities of Long-Term Debt	5,765	375	5,765
Accounts Payable	38,130	28,413	33,641
Advances Due to Related Parties	4,029	11,196	4,831
Accrued Continuing Costs	18,810	86,116	—
Other Current Liabilities	33,979	34,431	41,723
Amounts Due Growers	279,257	308,302	160,886

Total Current Liabilities	741,782	766,890	313,043

Long-Term Debt, Net of Current Maturities	128,640	140,698	128,640

Accrued Employee Benefits	62,400	78,567	63,844

Other Liabilities	12,608	12,364	11,081

Total Liabilities	945,430	998,519	516,608

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	207,563	193,779	207,599
Accumulated Other Comprehensive Income (Loss)	(70,047)	(83,054)	(71,903)
Retained Earnings (Accumulated Deficit)	(6,934)	(16,563)	(9,715)

Total American Crystal Sugar Company Members’ Investments	321,146	284,726	316,545

Noncontrolling Interests	44,757	49,522	44,954

Total Members’ Investments	365,903	334,248	361,499

Total Liabilities and Members’ Investments	$1,311,333	$1,332,767	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2011	2010
Net Revenue	$363,272	$351,979

Cost of Sales	81,182	(64,552)

Gross Proceeds	282,090	416,531

Selling, General and Administrative Expenses	71,424	65,279
Accrued Continuing Costs	18,810	86,116

Operating Proceeds	191,856	265,136

Other Income (Expense):
Interest Income	17	13
Interest Expense, Net	(1,681)	(1,971)
Other, Net	14	(120)

Total Other Income (Expense)	(1,650)	(2,078)

Proceeds Before Income Tax Expense	190,206	263,058

Income Tax Expense	(1,933)	(1,315)

Consolidated Net Proceeds	188,273	261,743

Less: Net Proceeds Attributable to Noncontrolling Interests	(1,552)	(1,442)

Net Proceeds Attributable to American Crystal Sugar Company	$186,721	$260,301

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$2,781	$1,893
Unit Retains Declared to Members	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	2,781	1,893
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	183,940	258,408
Total	$186,721	$260,301

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2011	2010
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$186,721	$260,301
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(183,940)	(258,408)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	17,515	18,153
(Income)/Loss from Equity Method Investees	(19)	(2)
Loss on the Disposition of Property and Equipment	21	138
Deferred Gain Recognition	(16)	(16)
Noncontrolling Interests	1,552	1,442
Changes in Assets and Liabilities:
Receivables	2,145	(19,377)
Inventories	(474,258)	(540,833)
Prepaid Expenses	(1,646)	(1,284)
Advances To/Due to Related Parties	28,310	20,563
Accounts Payable	10,414	(605)
Accrued Continuing Costs	18,810	86,116
Other Liabilities	(5,868)	(3,698)
Amounts Due Growers	118,371	171,169
Net Cash Used In Operating Activities	(281,888)	(266,341)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(11,247)	(23,619)
Purchases of Property and Equipment Held for Lease	(573)	(356)
Proceeds from the Sale of Property and Equipment	—	2
Changes in Other Assets	(122)	(113)
Net Cash Used In Investing Activities	(11,942)	(24,086)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	295,615	293,057
Payment of Unit Retains	(36)	—
Distributions to Noncontrolling Interests	(1,749)	(2,630)
Net Cash Provided By Financing Activities	293,830	290,427
Increase In Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, Beginning of Year	127	128

Cash and Cash Equivalents, End of Period	$127	$128

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($5,925,000) and ($8,280,000) for the three months ended November 30, 2011 and 2010, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

November 30, 2011 and 2010

(Unaudited)

Note 1:  Basis of Presentation

The unaudited consolidated financial statements of American Crystal Sugar Company (Company) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

Certain reclassifications have been made to the November 30, 2010 consolidated financial statements to conform with the November 30, 2011 presentation.  These reclassifications had no effect on previously reported results of operations, cash flows or Members’ Investments.

The operating results for the three months ended November 30, 2011, are not necessarily indicative of the results that may be expected for the year ended August 31, 2012.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2011 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2011 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Note 2:  Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an update to the authoritative guidance which contains amendments and clarification to the guidance related to the disclosures involving recurring or nonrecurring fair value measurements. The new disclosures and clarifications became effective and were adopted by the Company in the third quarter of fiscal 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. This guidance provided by this update became effective and was adopted by the Company in the first quarter of fiscal 2012.

In December 2010, the FASB issued an update to the authoritative guidance which modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance provided by this update became effective and was adopted by the Company in the first quarter of fiscal 2012.

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

In December 2011, the FASB issued an update to the authoritative guidance which requires disclosure information about offsetting and related arrangements for financial instruments and derivative instruments. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2014. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

In December 2011, the FASB issued an update to the authoritative guidance which defers the effective date of the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2013. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

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

Note 4:  Inventories

The major components of inventories are as follows:

	November 30		August 31
(In Thousands)	2011	2010	2011
Sugar, Agri-Products, and Sugarbeet Seed	$271,873	$311,830	$178,862
Unprocessed Sugarbeets	380,312	389,156	—
Operating Supplies and Maintenance Parts	66,111	43,964	65,176

Total Inventories	$718,296	$744,950	$244,038

Sugar and agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Operating supplies, maintenance parts and sugarbeet seed inventories are valued at the lower of average cost or market.

Note 5:  Short-Term Debt

The Company has a seasonal line of credit through June 19, 2015 with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of November 30, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $132.1 million. The Company has not utilized the CCC during fiscal 2012.

As of November 30, 2011, the Company had outstanding commercial paper of $361.8 million at average interest rates of .37% to .50% and maturity dates between December 1, 2011 and January 27, 2012.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of November 30, 2011.  The Company had $3.3 million of short-term letters of credit outstanding and $9.3 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of November 30, 2011.  The unused line of credit as of November 30, 2011 was $26.6 million which includes $25.6 million that can also be utilized for long-term borrowing purposes.

As of November 30, 2010, the Company had a seasonal line of credit through June 1, 2011 with a consortium of lenders led by CoBank, ACB of $400.0 million.  The Company also had a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provided short-term borrowings of up to $320.0 million.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  As of November 30, 2010, the Company had outstanding commercial paper of $298.1 million at average interest rates of .42% to .55% and maturity dates between December 1, 2010 and January 31, 2011.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of November 30, 2010.  The Company had $2.7 million of short-term letters of credit outstanding as of November 30, 2010.  The unused seasonal line of credit as of November 30, 2010 was $100.2 million.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned in Note 5 above, which can be utilized for either short-term or long-term borrowing purposes.  As of November 30, 2011, there was no outstanding balance with CoBank, ACB. The Company had $70.1 million in long-term letters of credit outstanding and $15.1 million of the $50.0 million additional line of credit was utilized for short-term borrowing purposes as of November 30, 2011.  The unused long-term line of credit as of November 30, 2011, was $25.6 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding, as of November 30, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

As of November 30, 2010, the Company had a long-term debt line of credit with CoBank, ACB of $132.1 million, against which $21.3 million in loans and $69.8 million in long-term letters of credit were outstanding as of November 30, 2010.  The unused long-term line of credit as of November 30, 2010, was $41.0 million.  In addition, the Company had long-term debt outstanding, as of November 30, 2010, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $69.8 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $3.0 million and $1.3 million for the three months ended November 30, 2011 and 2010, respectively.  Interest capitalized was $2,000 and $80,000 for the three months ended November 30, 2011 and 2010, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At November 30, 2011, the Company had cash flow hedges for approximately 140,000 Euros with a maturity date of December 6, 2011.  At November 30, 2011, the fair value of the open contracts was a loss of approximately $3,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At November 30, 2010, the Company had no foreign currency forward contract cash flow hedges.  Amounts deferred to accumulated other comprehensive income/(loss) will be reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .148 % as of November 30, 2011 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of November 30, 2011, the fair value of the cash flow hedge reflected a loss of approximately $2.2 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended November 30, 2011.  The current period loss of $183,000 is classified as interest expense on the statements of operations.  As of November 30, 2011, $651,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of November 30, 2010, the fair value of the cash flow hedge, was a loss of approximately $1.4 million recorded in accumulated other comprehensive income/(loss).

Fair Value of Liability Derivatives as of November 30

(In Thousands)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$3	$—
Interest Rate Contracts	Other Current Liabilities	651	602
Interest Rate Contracts	Other Long-Term Liabilities	1,511	755

Total Liability Derivatives		$2,165	$1,357

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the three months ended November 30, 2011 and 2010:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2011	2010
Service Cost	$1,116	$1,143
Interest Cost	2,414	2,261
Expected Return on Plan Assets	(3,128)	(2,557)
Amortization of Prior Service Costs	—	247
Amortization of Net Actuarial Loss	1,782	2,372
Net Periodic Pension Cost	$2,184	$3,466

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Three Months Ended
	November 30
	2011	2010
Service Cost	$160	$160
Interest Cost	420	384
Amortization of Net Actuarial Gain	(177)	(202)
Net Periodic Post-Retirement Cost	$403	$342

The Company made contributions of $2.5 million to the pension plans during the three months ended November 30, 2011 and is anticipating making $7.5 million of additional contributions to the pension plans during the remainder of the fiscal year.  The Company has contributed and made benefit payments of approximately $17,000 related to the Supplemental Executive Retirement Plans during the three months ended November 30, 2011.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $217,000 related to the post-retirement plans during the three months ended November 30, 2011.  The Company expects to contribute and make benefit payments of approximately $1.1 million related to the post-retirement plans during the current fiscal year.

Note 11:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
January 5, 2012	$76.77	600,000	498,570
November 30, 2011	$76.77	600,000	498,570
August 31, 2011	$76.77	600,000	498,570
November 30, 2010	$76.77	600,000	498,570

Common Stock:
January 5, 2012	$10.00	4,000	2,780
November 30, 2011	$10.00	4,000	2,770
August 31, 2011	$10.00	4,000	2,780
November 30, 2010	$10.00	4,000	2,755

The components of Accumulated Other Comprehensive Income (Loss) as reflected in Members’ Investments on the Consolidated Balance Sheets are as follows:

	November 30		August 31
(In Thousands)	2011	2010	2011
Pension and Other Post-Retirement Benefits	$(62,169)	$(76,791)	$(63,774)
Derivative Interest Rate Contract	(2,162)	(1,357)	(2,338)
Foreign Currency Forward Contracts	(3)	—	4
OCI of Equity Method Investees	(5,713)	(4,906)	(5,795)

Total Accumulated Other Comprehensive Income (Loss)	$(70,047)	$(83,054)	$(71,903)

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $47.8 million and $43.6 million for the three months ended November 30, 2011 and 2010, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2011 and 2010, is shown below:

	For the Three Months Ended November 30, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$357,224	$6,048	$363,272
Gross Proceeds	$278,899	$3,191	$282,090
Depreciation and Amortization	$14,658	$2,857	$17,515
Interest Income	$17	$—	$17
Interest Expense	$1,681	$—	$1,681
Income from Equity Method Investees	$19	$—	$19
Other Expense, Net	$(5)	$—	$(5)
Consolidated Net Proceeds	$185,105	$3,168	$188,273

Capital Additions	$5,322	$573	$5,895

	For the Three Months Ended November 30, 2010
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$346,148	$5,831	$351,979
Gross Proceeds	$413,540	$2,991	$416,531
Depreciation and Amortization	$15,313	$2,840	$18,153
Interest Income	$13	$—	$13
Interest Expense	$1,971	$—	$1,971
Income from Equity Method Investees	$2	$—	$2
Other Expense, Net	$(95)	$(27)	$(122)
Consolidated Net Proceeds	$258,799	$2,944	$261,743

Capital Additions	$15,339	$356	$15,695

	As of November 30, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$389,260	$—	$389,260
Assets Held for Lease, Net	$—	$90,540	$90,540
Segment Assets	$1,217,554	$93,779	$1,311,333

	As of November 30, 2010
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$381,675	$—	$381,675
Assets Held for Lease, Net	$—	$99,822	$99,822
Segment Assets	$1,228,863	$103,904	$1,332,767

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of November 30, 2011 was approximately $136.3 million in comparison to the carrying value of $134.4 million.  The fair value of the long-term debt as of November 30, 2010 was approximately $145.1 million in comparison to the carrying value of $141.1 million.

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

Foreign Currency Forward Contracts —Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of November 30, 2011 was a liability of approximately $3,000.  There were no open foreign currency forward contracts as of November 30, 2010.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of November 30, 2011 was a liability of approximately $2.2 million. The fair value of the interest rate contract as of November 30, 2010 was a liability of approximately $1.4 million.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of November 30, 2011 and 2010.

Fair Value of Liabilities as of November 30, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$3	$—	$—	$3
Interest Rate Contracts	—	2,162	—	2,162
Total	$3	$2,162	$—	$2,165

Fair Value of Liabilities as of November 30, 2010

(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$1,357	$—	$1,357
Total	$—	$1,357	$—	$1,357

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

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  As part of the stipulation agreement, the Company made certain capital expenditures over the subsequent three years and implemented specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories.

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

Including the expenditures related to the MPCA stipulation agreement, the Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $3.8 million.

Note 16:  Legal Matters

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

On February 4, 2011, the USDA issued an Environmental Assessment that partially deregulated Roundup Ready® sugarbeet seed, an action that allowed for the planting of Roundup Ready® sugarbeet seed for the 2011 sugarbeet crop, subject to certain conditions.  On March 23, 2011, the Company entered into a compliance agreement with the USDA that sets forth the growing conditions the Company and its shareholders must comply with in order to plant Roundup Ready® sugarbeet seed.  On March 30, 2011, the Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeet seed for the 2011 growing season.  This authorization allowed the Company shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed.

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

The BCTGM filed unfair labor practice charges against the Company with the National Labor Relations Board (NLRB) associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement.  The NRLB subsequently dismissed all the charges against the Company.  The BCTGM appealed the decisions by the NLRB.  The appeals were also subsequently dismissed.

Note 17:  Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the November 30, 2011 financial statements.

On January 4, 2012, the Company’s Board of Directors authorized the revolvement of $18.6 million of unit retains for distribution on January 5, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended November 30, 2011 and 2010

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2011 Form 10-K.

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2011 and to be processed during fiscal 2012 produced a total of 10.1 million tons of sugarbeets, or approximately 21.5 tons of sugarbeets per acre from approximately 471,000 acres.  This represents a decrease in total tons harvested of approximately 13.9 percent compared to the 2010 crop.  The sugar content of the 2011 crop is 18.0 percent the same as the 2010 crop.  The Company expects to produce a total of approximately 28.2 million hundredweight of sugar from the 2011 crop, a decrease of approximately 20.9 percent compared to the 2010 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2012 is expected to be approximately 30 percent lower than in fiscal 2011.  This expected decrease is primarily due to decreased tons harvested resulting in the decreased production of sugar and agri-products along with anticipated higher operating costs.  Partially offsetting this expected decrease are higher anticipated net selling prices for sugar.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended November 30, 2011 and 2010

Revenue for the three months ended November 30, 2011, was $363.3 million, an increase of $11.3 million from the three months ended November 30, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended November 30, 2011, as compared to the three months ended November 30, 2010.

Product	Revenue	Selling Price	Volume
Sugar	5.0%	18.8%	-11.6%
Pulp	-12.1%	59.6%	-44.9%
Molasses	-41.8%	3.7%	-43.9%
CSB	-44.7%	7.5%	-48.5%
Betaine	-20.8%	4.6%	-24.3%

The increases in selling price for sugar and pulp reflect strong markets due to supply and demand factors. The decreases in the volume of all our products reflects the impact of less product availability due to a smaller sugarbeet crop and a later start to the processing campaign this year as compared to the previous year.

Rental revenue on the ProGold operating lease was $6.0 million and $5.8 million for the three months ended November 30, 2011 and 2010, respectively.

Cost of sales for the three months ended November 30, 2011, exclusive of payments to members for sugarbeets, increased $145.7 million as compared to the three months ended November 30, 2010. This increase was primarily related to product inventories that are recorded at their net realizable value and partially related to increased operating costs and costs associated with purchased sugar at United Sugars Corporation, the Company’s sugar marketing agent. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the three months ended November 30, 2011, was $90.0 million as compared to an increase of $196.3 million for the three months ended November 30, 2010, resulting in a $106.3 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended November 30
(In Millions)	2011	2010	Change
Beginning Product Inventories at Net Realizable Value	$(176.4)	$(111.8)	$(64.6	)(1)
Ending Product Inventories at Net Realizable Value	266.4	308.1	(41.7	)(2)
Increase (Decrease) in the Net Realizable Value of Product Inventories	$90.0	$196.3	$(106.3)

(1) The change is primarily due to a 42.7 percent increase in the hundredweight of sugar inventory as of August 31, 2011, as compared to August 31, 2010;  a 14.8 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2011, as compared to August 31, 2010, partially offset by a 56.0 percent decrease in the tons of pulp inventory as of August 31, 2011, as compared to August 31, 2010;  and a 4.7 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2011, as compared to August 31, 2010.

(2) The change is primarily due to a 22.0 percent decrease in the hundredweight of sugar inventory as of November 30, 2011, as compared to November 30, 2010; a 46.0 percent decrease in the tons of pulp inventory as of November 30, 2011, as compared to November 30, 2010, partially offset by a 9.0 percent increase in the per hundredweight net realizable value of sugar as of November 30, 2011, compared to November 30, 2010; and a 98.0 percent increase in the per ton net realizable value of pulp inventory as of November 30, 2011, as compared to November 30, 2010.

Selling, general and administrative expenses increased $6.1 million for the three months ended November 30, 2011, as compared to the three months ended November 30, 2010.  Selling expenses increased $5.7 million primarily due to an increase in sugar packaging costs and freight costs associated with the shipment of sugar.  This increase was partially offset by lower selling expenses due to the decrease in the volume of products sold for the three months ended November 30, 2011, as compared to the three months ended November 30, 2010. General and administrative expenses increased slightly due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company decreased $73.6 million for the three months ended November 30, 2011, as compared to the three months ended November 30, 2010. This decrease was primarily due to 29.8% fewer tons processed during the three months ended November 30, 2011, as compared to the three months ended November 30, 2010.

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

The Company has a seasonal line of credit through July 19, 2015 with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million that can be utilized for either short-term or long-term borrowing purposes. There was no outstanding balance with CoBank, ACB as of November 30, 2011.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of November 30, 2011.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  As of November 30, 2011 approximately $361.8 million of commercial paper was outstanding.  The Company had $3.3 million of short-term letters of credit outstanding and $9.3 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of November 30, 2011.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of November 30, 2011, was $26.6 million which includes $25.6 million that can also be utilized for long-term borrowing purposes.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of November 30, 2011, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $132.1 million. The Company has not utilized the CCC during fiscal 2012.

The Company also has a long-term debt line of credit through July 30, 2015, with CoBank, ACB of $60.8 million along with an additional $50.0 million that can be utilized for either short-term or long-term borrowing purposes. As of November 30, 2011, there was no outstanding balance with CoBank, ACB but the Company had $70.1 million in long-term letters of credit outstanding and $15.1 million of the $50.0 million additional line of credit was utilized for short-term borrowing purposes.  The unused long-term line of credit as of November 30, 2011, was $25.6 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding, as of November 30, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $8.2 million as of November 30, 2011, for equipment and construction contracts related to various capital projects.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest Agri-Commodities Company (Midwest). Substantially all of the Company’s agri-products are sold by Midwest as an agent for the Company.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of November 30, 2011, Midwest had outstanding short-term debt with CoBank, ACB of $5.8 million, of which $3.1 million was guaranteed by the Company.

The net cash used in operations was $281.9 million for the three months ended November 30, 2011, as compared to $266.3 million for the three months ended November 30, 2010.  This increase in cash used of $15.5 million was primarily the result of the following:

•                Reflected in the change in the net cash used in operating activities is a net cash increase of $ .2 million from the prior year which was the result of increased revenue of $11.3 million and a decrease in the member gross beet payment of $74.5 million partially offset by an increase in costs of $85.6 million.

•                There was a net unfavorable change in assets and liabilities from the prior year of $15.8 million primarily comprised of the following:

•                The increase in cash related to receivables of $21.5 million is primarily due to an increase in the selling price of sugar this year and the timing of the deliveries of products and collections.

•                The increase in cash related to the change in inventories of $66.6 million was primarily due to a decrease in the hundredweight of sugar and tons of pulp inventory partially offset by increased molasses tons on hand and an increased net realizable value per hundredweight of sugar and an increased net realizable value per ton of pulp and molasses.

•                The increase in cash related to changes in advances to related parties of $7.7 million was primarily due to reduced cash requirements of our marketing agents.

•                The decrease in cash related to changes in other liabilities of $2.2 million and the increase in cash of $11.0 million related to accounts payable are due to the timing of payments.

•                The decrease in cash related to changes in accrued continuing costs of $67.3 million was the result of the differences in the timing of revenues and expenses between the two years.

•                The decrease in cash related to the Amount Due Growers of $52.8 million was due to a decrease in the current year’s total estimated grower payment resulting from a decrease in tons harvested this year as compared to this time last year.

The net cash used in investing activities was $11.9 million for the three months ended November 30, 2011, as compared to $24.1 million to the three months ended November 30, 2010.  The decrease of $12.1 million was primarily due to the decreased purchases of property and equipment.

The net cash provided by financing activities was $293.8 million for the three months ended November 30, 2011, as compared to $290.4 million for the three months ended November 30, 2010.  This increase of $3.4 million was primarily due to increased net proceeds from short-term debt of $2.6 million and decreased distributions to noncontrolling interests of $ .9 million.

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

On November 25, 2008, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (MPCA) related to hydrogen sulfide emissions from its Crookston, East Grand Forks and Moorhead, Minnesota factories.  As part of the stipulation agreement, the Company made certain capital expenditures over the subsequent three years and implemented specified changes in operating procedures to contain hydrogen sulfide emissions at the Minnesota factories.

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $3.8 million.

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

On July 31, 2011, the Red River Valley factory and clerical employees represented by the BCTGM rejected the Company’s new contract offer. On August 1, 2011, the Company locked out the union employees and secured contract replacement workers to ensure the continued operation of the Company’s factories in order to meet its obligations to its customers and shareholders.  The Company is currently recruiting and hiring non-union temporary employees to replace the contract workers. The Company cannot predict the time-frame for the resolution of this matter.

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

Item 4.       Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2011.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 4, 2011, the USDA issued an Environmental Assessment that partially deregulated Roundup Ready® sugarbeet seed, an action that allowed for the planting of Roundup Ready® sugarbeet seed for the 2011 sugarbeet crop, subject to certain conditions.  On March 23, 2011, the Company entered into a compliance agreement with the USDA that sets forth the growing conditions the Company and its shareholders must comply with in order to plant Roundup Ready® sugarbeet seed.  On March 30, 2011, the Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeet seed for the 2011 growing season.  This authorization allowed the Company shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed.

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

The BCTGM filed unfair labor practice charges against the Company with the National Labor Relations Board (NLRB) associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement.  The NRLB subsequently dismissed all the charges against the Company.  The BCTGM appealed the decisions by the NLRB.  The appeals were also subsequently dismissed.

Item 1A.    Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Company’s 2011 Annual Report on Form 10-K.

Employee strikes and other labor-related disruptions may adversely affect our operations.

On July 31, 2011, the Red River Valley factory and clerical employees represented by the BCTGM rejected our new contract offer. On August 1, 2011, we locked out the union employees and secured contract replacement workers to ensure the continued operation of our factories in order to meet our obligations to our customers and shareholders.  As of the date of this report, no agreement has been reached with the BCTGM and the union employees remain locked out.  We are currently recruiting and hiring non-union temporary employees to replace the contract workers.  If we are unable to reach agreement with the BCTGM, the lockout may continue indefinitely.  The continued lockout or an unfavorable collective bargaining agreement may negatively impact our current and future financial performance and payments to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1

Restated Articles of Incorporation of American Crystal Sugar Company is incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994.

3.2

Restated By-laws of American Crystal Sugar Company is incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

4.1

Restated Articles of Incorporation of American Crystal Sugar Company is incorporated by reference to Exhibit 3(i) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994

4.2

Restated By-laws of American Crystal Sugar Company is incorporated by reference to Exhibit 3(ii) from the Company’s Registration Statement on Form S-1 (File No. 333-11693), declared effective November 13, 1996.

10.1

Form of Operating Agreement between Registrant and ProGold Limited Liability Company is incorporated by reference to Exhibit 10(u) from the Company’s Registration Statement on Form S-1 (File No. 33-83868), declared effective November 23, 1994

10.2

Registrant’s Senior Note Purchase Agreement is incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 (File/Film No. 99764763) filed on November 26, 1999.

10.3

Registrant’s Senior Note Inter-creditor and Collateral Agency Agreement is incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 (File/Film No. 99764763) filed on November 26, 1999.

10.4

Registrant’s Senior Note Restated Mortgage and Security Agreement is incorporated by reference to Exhibit 10.26 from the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 (File/Film No. 99764763) filed on November 26, 1999.

*10.5

Long Term Incentive Plan, dated June 23, 1999 is incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 (File/Film No. 775168) filed on November 22, 2000.

*10.6

Long Term Incentive Plan, dated August 24, 2005 is incorporated by reference to Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 (File/Film No. 051224287) filed on November 23, 2005.

*10.7

Employment Agreement dated March 21, 2007 between the Registrant and David A. Berg is incorporated by reference to Exhibit 10.26 from the Company’s Form 10-Q for the quarter ended February 28, 2007 (File/Film No. 07767289) filed on April 16, 2007.

10.8

Growers’ Contract (5-year Agreement) for the crop years 2008 through 2012 is incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 (File/Film No. 071273808) filed on November 29, 2007.

10.9

Amended and Restated Uniform Member Sugar Marketing Agreement between the Registrant and United Sugars Corporation dated September 20, 2007 is incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 (File/Film No. 081215861) filed on November 26, 2008.

10.10

Stipulation Agreement between Registrant and State of Minnesota Pollution Control Agency, dated November 25, 2008 is incorporated by reference to Exhibit 10.19 from the Company’s Form 10-Q for the quarter ended November 30, 2008 (File/Film No. 09525944) filed on January 14, 2009.

*10.11	Restated Supplemental Executive Retirement Plan, dated December 5, 2008 is incorporated by reference to Exhibit 10.20 from the Company’s Form 10-Q for the quarter ended November 30, 2008 (File/Film No. 09525944) filed on January 14, 2009.

*10.12

Restated Board of Directors Deferred Compensation Plan, dated December 8, 2008 is incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q for the quarter ended November 30, 2008 (File/Film No. 09525944) filed on January 14, 2009.

*10.13

First Amendment to 2005 Long-Term Incentive Plan, dated December 20, 2006 is incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q for the quarter ended February 28, 2009 (File/Film No. 09747626) filed on April 14, 2009.

*10.14

Second Amendment to 2005 Long-Term Incentive Plan, dated November 5, 2007 is incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended February 28, 2009 (File/Film No. 09747626) filed on April 14, 2009.

*10.15

Third Amendment to 2005 Long-Term Incentive Plan, dated December 11, 2008 is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-Q for the quarter ended February 28, 2009 (File/Film No. 09747626) filed on April 14, 2009.

10.16

Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009 is Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 (File/Film No. 091156997) filed on November 4, 2009.

10.17

Amended and Restated Uniform Member Marketing Agreement between the Registrant and Midwest Agri-Commodities Company dated September 1, 2009 is incorporated by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 (File/Film No. 091156997) filed on November 4, 2009.

10.18

Amended and Restated Member Control Agreement between Registrant and Golden Growers Cooperative dated September 1, 2009 is incorporated by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 (File/Film No. 091156997) filed on November 4, 2009.

10.19

First Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2010 is incorporated by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 (File/Film No. 101161560) filed on November 3, 2010.

*10.20

Fourth Amendment to 2005 Long-Term Incentive Plan, dated August 1, 2010 is incorporated by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 (File/Film No. 101161560) filed on November 3, 2010.

10.21

Administrative Consent Agreement between the Registrant and the North Dakota Department of Health dated September 7, 2010 is incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 (File/Film No. 101161560) filed on November 3, 2010.

10.22

Second Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated November 4, 2010 is incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended November 30, 2010 (File/Film No. 11528964) filed on January 14, 2011.

10.23

Third Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 19, 2011 is incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2011 (File/Film No. 111224383) filed on November 23, 2011.

*10.24

Employment Agreement dated July 15, 2011 between the Registrant and Joseph J. Talley is incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2011 (File/Film No. 111224383) filed on November 23, 2011.

Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from American Crystal Sugar Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2011, filed with the SEC on January 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets for at November 30, 2011 and 2010 and August 31, 2010, (ii) Consolidated Statements of Operations for the three-month periods ended November 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three-month periods ended November 30, 2011 and 2010, and (iv) Notes to Financial Statements.

*A management contract or compensatory plan required to be filed with this report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 13, 2012	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer