Form 10-Q
period 2012-02-29
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2012-04-13
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 9, 2012
$10 Par Value	2,775

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 29	February 28	August 31
	2012	2011	2011*
Current Assets:
Cash and Cash Equivalents	$133	$127	$127
Receivables:
Trade	64,869	82,112	78,215
Members	—	—	5,889
Other	3,984	4,972	4,961
Advances to Related Parties	21,089	2,071	32,184
Inventories	675,770	673,626	244,038
Prepaid Expenses	1,894	9,836	739

Total Current Assets	767,739	772,744	366,153

Property and Equipment:
Land and Land Improvements	84,054	78,906	83,852
Buildings	135,467	126,361	134,534
Equipment	998,340	954,408	992,911
Construction in Progress	7,768	20,045	2,064
Less Accumulated Depreciation	(842,967)	(802,876)	(814,946)

Net Property and Equipment	382,662	376,844	398,415

Net Property and Equipment Held for Lease	88,193	97,113	92,824

Other Assets:
Investments in CoBank, ACB	7,348	8,846	7,348
Investments in Marketing Cooperatives	1,225	2,316	997
Restricted Cash from Revenue Bonds	—	15,000	—
Other Assets	12,140	11,488	12,370

Total Other Assets	20,713	37,650	20,715

Total Assets	$1,259,307	$1,284,351	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	February 29	February 28	August 31
	2012	2011	2011*
Current Liabilities:
Short-Term Debt	$306,095	$221,729	$66,197
Current Maturities of Long-Term Debt	5,765	375	5,765
Accounts Payable	39,730	24,570	33,641
Advances Due to Related Parties	3,109	2,022	4,831
Accrued Continuing Costs	85,269	131,824	—
Other Current Liabilities	37,632	37,777	41,723
Amounts Due Growers	225,231	315,391	160,886

Total Current Liabilities	702,831	733,688	313,043

Long-Term Debt, Net of Current Maturities	128,640	155,698	128,640

Accrued Employee Benefits	60,654	75,082	63,844

Other Liabilities	15,263	11,958	11,081

Total Liabilities	907,388	976,426	516,608

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	27	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	188,919	164,212	207,599
Accumulated Other Comprehensive Income (Loss)	(68,668)	(80,208)	(71,903)
Retained Earnings (Accumulated Deficit)	(2,544)	(14,879)	(9,715)

Total American Crystal Sugar Company Members’ Investments	308,271	259,688	316,545

Noncontrolling Interests	43,648	48,237	44,954

Total Members’ Investments	351,919	307,925	361,499

Total Liabilities and Members’ Investments	$1,259,307	$1,284,351	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 29	February 28	February 29	February 28
	2012	2011	2012	2011
Net Revenue	$707,247	$729,827	$343,975	$377,848

Cost of Sales	68,620	(68,142)	(12,562)	(3,590)

Gross Proceeds	638,627	797,969	356,537	381,438

Selling, General and Administrative Expenses	142,526	134,235	71,102	68,956
Accrued Continuing Costs	85,269	131,824	66,459	45,708

Operating Proceeds	410,832	531,910	218,976	266,774

Other Income (Expense):
Interest Income	19	51	2	38
Interest Expense, Net	(3,881)	(4,357)	(2,200)	(2,386)
Other, Net	66	(161)	52	(41)

Total Other Income (Expense)	(3,796)	(4,467)	(2,146)	(2,389)

Proceeds Before Income Tax Expense	407,036	527,443	216,830	264,385

Income Tax Expense	(4,983)	(2,786)	(3,050)	(1,471)

Consolidated Net Proceeds	402,053	524,657	213,780	262,914

Less: Net Proceeds Attributable to Noncontrolling Interests	(3,076)	(2,786)	(1,524)	(1,344)

Net Proceeds Attributable to American Crystal Sugar Company	$398,977	$521,871	$212,256	$261,570

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$7,171	$3,577	$4,390	$1,684
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	7,171	3,577	4,390	1,684
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	391,806	518,294	207,866	259,886
Total	$398,977	$521,871	$212,256	$261,570

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended
	February 29	February 28
	2012	2011
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$398,977	$521,871
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(391,806)	(518,294)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	34,560	36,516
Income from Equity Method Investees	(63)	(3)
Loss on the Disposition of Property and Equipment	41	239
Non-Cash Portion of Patronage Dividend from CoBank, ACB	—	(75)
Deferred Gain Recognition	(32)	(32)
Noncontrolling Interests	3,076	2,786
Changes in Assets and Liabilities:
Receivables	20,212	(25,201)
Inventories	(431,732)	(469,508)
Prepaid Expenses	(1,145)	(9,017)
Advances To/Due to Related Parties	9,373	9,497
Accounts Payable	10,980	(4,023)
Accrued Continuing Costs	85,269	131,824
Other Liabilities	(5)	(1,463)
Amounts Due Growers	64,345	178,258
Net Cash Used In Operating Activities	(197,950)	(146,625)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(17,628)	(34,594)
Purchases of Property and Equipment Held for Lease	(1,079)	(489)
Proceeds from the Sale of Property and Equipment	—	5
Restricted Cash from Revenue Bonds	—	(15,000)
Changes in Other Assets	(174)	(202)
Net Cash Used In Investing Activities	(18,881)	(50,280)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	239,898	216,729
Proceeds from Issuance of Long-Term Debt	—	15,000
Payment of Unit Retains	(18,680)	(29,567)
Distributions to Noncontrolling Interests	(4,381)	(5,258)
Net Cash Provided By Financing Activities	216,837	196,904
Increase (Decrease) In Cash and Cash Equivalents	6	(1)
Cash and Cash Equivalents, Beginning of Year	127	128

Cash and Cash Equivalents, End of Period	$133	$127

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($4,892,000) and ($8,706,000) for the six months ended February 29, 2012 and February 28, 2011, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

February 29, 2012 and February 28, 2011

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

Certain reclassifications have been made to the February 28, 2011 consolidated financial statements to conform with the February 29, 2012 presentation.  These reclassifications had no effect on previously reported results of operations, cash flows or Members’ Investments.

The operating results for the six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2011 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2011 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

Note 4:  Inventories

The major components of inventories are as follows:

	February 29	February 28	August 31
(In Thousands)	2012	2011	2011
Sugar, Agri-Products, and Sugarbeet Seed	$463,796	$463,122	$178,862
Unprocessed Sugarbeets	148,531	168,550	—
Operating Supplies and Maintenance Parts	63,443	41,954	65,176

Total Inventories	$675,770	$673,626	$244,038

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

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of February 29, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $220.0 million. The Company has not utilized the CCC during fiscal 2012.

As of February 29, 2012, the Company had outstanding commercial paper of $306.1 million at interest rates of. 42% to. 57% and maturity dates between March 1, 2012 and March 27, 2012.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of February 29, 2012.  The Company had $3.1 million of short-term letters of credit outstanding and $9.0 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of February 29, 2012.  The unused line of credit as of February 29, 2012 was $82.8 million which includes $41.0 million that can also be utilized for long-term borrowing purposes.

As of February 28, 2011, the Company had outstanding commercial paper of $221.7 million at interest rates of. 40% to. 55% and maturity dates between March 1, 2011 and April 19, 2011.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of February 28, 2011.  The Company had $2.8 million of short-term letters of credit outstanding as of February 28, 2011.  The unused seasonal line of credit as of February 28, 2011 was $176.5 million.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned in Note 5 above, which can be utilized for either short-term or long-term borrowing purposes.  As of February 29, 2012, there was no outstanding balance with CoBank, ACB but the Company had $69.8 million in long-term letters of credit outstanding.  The unused long-term line of credit as of February 29, 2012 was $41.0 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of February 29, 2012 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  The City of Moorhead, Minnesota issued the Recovery Zone Facility Revenue Bonds Series 2010 in the principal amount of $15.0 million (Bonds).  Proceeds of the Bonds were used by the Company to construct a tower diffuser and associated enclosure at the Company’s sugar beet processing facility in Moorhead, Minnesota. The principal amount of the Bonds of $3.0 million is due on June 1, 2024 and the remaining principal amount of the bonds is due in equal payments of $4.0 million each on June 1 of the subsequent three years.  The Bonds carry fixed interest rates of 5.35% and 5.65%.  Interest on the Bonds is payable semiannually on each June 1 and December 1, commencing June 1, 2011.  As of February 28, 2011, the entire proceeds from the bond issuance were held by a Trustee and were subsequently released as the Company provided documentation of allowable expenditures to the Trustee.  The proceeds are reflected on the accompanying Company’s Consolidated Balance Sheet for February 28, 2011 under Other Assets as “Restricted Cash from Revenue Bonds.”

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $4.0 million and $2.5 million for the six months ended February 29, 2012 and February 28, 2011, respectively and $1.0 million and $1.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively.  Interest capitalized was $20,000 and $197,000 for the six months ended February 29, 2012 and February 28, 2011, respectively and $18,000 and $117,000 for the three months ended February 29, 2012 and February 28, 2011, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At February 29, 2012, the Company had cash flow hedges for approximately 1.4 million Euros with maturity dates of April 13, 2012 to December 31, 2012.  At February 29, 2012, the fair value of the open contracts was a gain of approximately $15,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At February 28, 2011, the Company had cash flow hedges for approximately 169,000 Euros with maturity dates of April 21, 2011 to June 15, 2011.  At February 28, 2011, the fair value of the open contracts was a gain of approximately $3,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income/(loss) will be reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of. 16 % as of February 29, 2012 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of February 29, 2012, the fair value of the cash flow hedge reflected a loss of approximately $2.5 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended February 29, 2012.  The current period loss of $185,000 is classified as interest expense on the statements of operations.  As of February 29, 2012, $691,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of February 28, 2011, the fair value of the cash flow hedge reflected a loss of approximately $1.0 million recorded in accumulated other comprehensive income/(loss).

Fair Value of Asset Derivatives as of February 29, 2012 and February 28, 2011

(In Thousands)	Balance Sheet Location	2012	2011
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$15	$3

Total Asset Derivatives		$15	$3

Fair Value of Liability Derivatives as of February 29, 2012 and February 28, 2011

(In Thousands)	Balance Sheet Location	2012	2011
Derivatives Designated as Hedging Instruments:
Interest Rate Contracts	Other Current Liabilities	$691	$675
Interest Rate Contracts	Other Long-Term Liabilities	1,798	333

Total Liability Derivatives		$2,489	$1,008

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 29, 2012 and February 28, 2011:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 29	February 28	February 29	February 28
	2012	2011	2012	2011
Service Cost	$2,233	$2,286	$1,117	$1,143
Interest Cost	4,827	4,522	2,413	2,261
Expected Return on Plan Assets	(6,256)	(5,114)	(3,128)	(2,557)
Amortization of Prior Service Costs	—	494	—	247
Amortization of Net Actuarial Loss	3,564	4,744	1,782	2,372
Net Periodic Pension Cost	$4,368	$6,932	$2,184	$3,466

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 29	February 28	February 29	February 28
	2012	2011	2012	2011
Service Cost	$319	$321	$159	$161
Interest Cost	840	767	420	383
Amortization of Net Actuarial Gain	(353)	(405)	(176)	(203)
Net Periodic Post-Retirement Cost	$806	$683	$403	$341

The Company made contributions of $5.0 million to the pension plans during the six months ended February 29, 2012 and is anticipating making $5.0 million of additional contributions to the pension plans during the remainder of the fiscal year.  The Company has contributed and made benefit payments of approximately $50,000 related to the Supplemental Executive Retirement Plans during the six months ended February 29, 2012.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $568,000 related to the post-retirement plans during the six months ended February 29, 2012.  The Company expects to contribute and make benefit payments of approximately $1.1 million related to the post-retirement plans during the current fiscal year.

Note 11:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
February 29, 2012	$76.77	600,000	498,570
August 31, 2011	$76.77	600,000	498,570
February 28, 2011	$76.77	600,000	498,570

Common Stock:
February 29, 2012	$10.00	4,000	2,772
August 31, 2011	$10.00	4,000	2,780
February 28, 2011	$10.00	4,000	2,744

The components of Accumulated Other Comprehensive Income (Loss) as reflected in Members’ Investments on the Consolidated Balance Sheets are as follows:

	February 29	February 28	August 31
(In Thousands)	2012	2011	2011
Pension and Other Post-Retirement Benefits	$(60,564)	$(74,374)	$(63,774)
Derivative Interest Rate Contract	(2,489)	(1,008)	(2,338)
Foreign Currency Forward Contracts	15	3	4
OCI of Equity Method Investees	(5,630)	(4,829)	(5,795)

Total Accumulated Other Comprehensive Income (Loss)	$(68,668)	$(80,208)	$(71,903)

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $98.9 million and $93.1 million for the six months ended February 29, 2012 and February 28, 2011, respectively and $51.1 million and $49.5 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 29, 2012 and February 28, 2011 is shown below:

	For the Six Months Ended February 29, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$695,218	$12,029	$707,247
Gross Proceeds	$632,308	$6,319	$638,627
Depreciation and Amortization	$28,850	$5,710	$34,560
Interest Income	$19	$—	$19
Interest Expense	$3,881	$—	$3,881
Income from Equity Method Investees	$63	$—	$63
Other Income/(Expense), Net	$3	$—	$3
Consolidated Net Proceeds	$395,776	$6,277	$402,053

Capital Additions	$12,736	$1,079	$13,815

	For the Six Months Ended February 28, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$718,388	$11,439	$729,827
Gross Proceeds	$792,212	$5,757	$797,969
Depreciation and Amortization	$30,834	$5,682	$36,516
Interest Income	$51	$—	$51
Interest Expense	$4,357	$—	$4,357
Income from Equity Method Investees	$3	$—	$3
Other Income/(Expense), Net	$(137)	$(27)	$(164)
Consolidated Net Proceeds	$518,970	$5,687	$524,657

Capital Additions	$25,888	$489	$26,377

	For the Three Months Ended February 29, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$337,994	$5,981	$343,975
Gross Proceeds	$353,409	$3,128	$356,537
Depreciation and Amortization	$14,192	$2,853	$17,045
Interest Income	$2	$—	$2
Interest Expense	$2,200	$—	$2,200
Income from Equity Method Investees	$44	$—	$44
Other Income/(Expense), Net	$8	$—	$8
Consolidated Net Proceeds	$210,671	$3,109	$213,780

Capital Additions	$7,414	$506	$7,920

	For the Three Months Ended February 28, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$372,240	$5,608	$377,848
Gross Proceeds	$378,672	$2,766	$381,438
Depreciation and Amortization	$15,521	$2,842	$18,363
Interest Income	$38	$—	$38
Interest Expense	$2,386	$—	$2,386
Income from Equity Method Investees	$1	$—	$1
Other Income/(Expense), Net	$(42)	$—	$(42)
Consolidated Net Proceeds	$260,171	$2,743	$262,914

Capital Additions	$10,549	$133	$10,682

	As of February 29, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$382,662	$—	$382,662
Assets Held for Lease, Net	$—	$88,193	$88,193
Segment Assets	$1,167,891	$91,416	$1,259,307

	As of February 28, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$376,844	$—	$376,844
Assets Held for Lease, Net	$—	$97,113	$97,113
Segment Assets	$1,183,173	$101,178	$1,284,351

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of February 29, 2012 was approximately $143.3 million in comparison to the carrying value of $134.4 million.  The fair value of the long-term debt as of February 28, 2011 was approximately $158.9 million in comparison to the carrying value of $156.1 million.

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

Foreign Currency Forward Contracts —Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of February 29, 2012 was an asset of approximately $15,000.  The fair value of the open contracts as of February 28, 2011 was an asset of approximately $3,000.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of February 29, 2012 was a liability of approximately $2.5 million. The fair value of the interest rate contract as of February 28, 2011 was a liability of approximately $1.0 million.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of February 29, 2012 and February 28, 2011.

Fair Value of Assets as of February 29, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$15	$—	$—	$15
Total	$15	$—	$—	$15

Fair Value of Assets as of February 28, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$3	$—	$—	$3
Total	$3	$—	$—	$3

Fair Value of Liabilities as of February 29, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$2,489	$—	$2,489
Total	$—	$2,489	$—	$2,489

Fair Value of Liabilities as of February 28, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$1,008	$—	$1,008
Total	$—	$1,008	$—	$1,008

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $9.3 million.

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

On October 11, 2011, the USDA issued a draft Environmental Impact Statement (EIS) fully analyzing the impact of Roundup Ready® sugarbeets.  The draft EIS considers the impact of one of three alternative regulatory approaches — the regulation, deregulation, or partial deregulation of Roundup Ready® sugarbeets.  USDA indicated that its preferred alternative is to fully deregulate Roundup Ready® sugarbeets.  After receiving and analyzing public comments on the draft EIS, USDA will issue a final EIS, likely sometime in 2012.  The final EIS could then be subject to further legal challenge.  In the meantime, the Company anticipates that the 2012 sugarbeet crop will again be planted under the compliance agreements that were signed in 2011.  At this time, there is no regulatory basis to allow planting of Roundup Ready® sugarbeet seed in 2013 and beyond.  If Roundup Ready® sugarbeets are not deregulated as contemplated in the draft EIS, shareholders may be required to plant conventional sugarbeet seed.

Note 17: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the February 29, 2012 financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months and Three Months Ended February 29, 2012 and February 28, 2011

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

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2011 and to be processed during fiscal 2012 produced a total of 9.9 million tons of sugarbeets, or approximately 21.0 tons of sugarbeets per acre from approximately 472,000 acres.  This represents a decrease in total tons harvested of approximately 15.7 percent compared to the 2010 crop.  The sugar content of the 2011 crop is 18.0 percent, the same as the 2010 crop.  The Company expects to produce a total of approximately 28.7 million hundredweight of sugar from the 2011 crop, a decrease of approximately 19.4 percent compared to the 2010 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2012 is expected to be approximately 32 percent lower than in fiscal 2011.  This expected decrease is primarily due to decreased tons harvested resulting in the decreased production of sugar and agri-products along with anticipated higher operating costs.  Partially offsetting this expected decrease are higher anticipated net selling prices for our products.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended February 29, 2012 and February 28, 2011

Revenue for the six months ended February 29, 2012 was $707.2 million, a decrease of $22.6 million from the six months ended February 28, 2011.  The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 29, 2012 as compared to the six months ended February 28, 2011.

Product	Revenue	Selling Price	Volume
Sugar	-4.4%	14.7%	-16.6%
Pulp	10.0%	62.8%	-32.4%
Molasses	67.7%	11.5%	50.4%
CSB	-24.5%	12.4%	-32.8%
Betaine	-28.7%	6.2%	-32.9%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volume of sugar and pulp reflect the impact of less product availability due to a smaller sugarbeet crop and a later start to the processing campaign this year as compared to the previous year. The volume change for molasses reflects a change in the timing of sales between the two years as well as increased product availability due to a later start-up of the molasses desugarization facilities this year. The decreased volumes for CSB and Betaine reflect the impact of the later start-up of the molasses desugarization facilities this year.

Rental revenue on the ProGold operating lease was $12.0 million and $11.4 million for the six months ended February 29, 2012 and February 28, 2011, respectively.

Cost of sales for the six months ended February 29, 2012, exclusive of payments to members for sugarbeets, increased $136.8 million as compared to the six months ended February 28, 2011. This increase was primarily related to product inventories that are recorded at their net realizable value, increased operating costs, which include additional costs associated with the on-going union labor lockout, and costs associated with purchased sugar at United Sugars Corporation, the Company’s sugar marketing agent. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the six months ended February 29, 2012 was $278.6 million as compared to an increase of $343.6 million for the six months ended February 28, 2011 resulting in a $65.0 million unfavorable change in the cost of sales between the two periods as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Six Months Ended
	February 29	February 28
(In Millions)	2012	2011	Change
Beginning Product Inventories at Net Realizable Value	$(176.4)	$(111.8)	$(64.6	)(1)
Ending Product Inventories at Net Realizable Value	455.0	455.4	(0.4	)(2)
Increase (Decrease) in the Net Realizable Value of Product Inventories	$278.6	$343.6	$(65.0)

(1) The change is primarily due to a 42.7 percent increase in the hundredweight of sugar inventory as of August 31, 2011 as compared to August 31, 2010;  a 14.8 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2011 as compared to August 31, 2010, partially offset by a 56.0 percent decrease in the tons of pulp inventory as of August 31, 2011 as compared to August 31, 2010;  and a 4.7 percent decrease in the per ton net realizable value of pulp inventory as of August 31, 2011 as compared to August 31, 2010.

(2) The change is primarily due to a 7.8 percent decrease in the hundredweight of sugar inventory as of February 29, 2012 as compared to February 28, 2011and a 24.9 percent decrease in the tons of pulp inventory as of February 29, 2012 as compared to February 28, 2011, partially offset by a 6.8 percent increase in the per hundredweight net realizable value of sugar as of February 29, 2012 as compared to February 28, 2011; and a 107.54 percent increase in the per ton net realizable value of pulp inventory as of February 29, 2012 as compared to February 28, 2011.

Selling, general and administrative expenses increased $8.3 million for the six months ended February 29, 2012 as compared to the six months ended February 28, 2011.  Selling expenses increased $7.2 million primarily due to an increase in sugar packaging costs and freight costs associated with the shipment of sugar.  This increase was partially offset by lower selling expenses due to the decrease in the volume of products sold for the six months ended February 29, 2012 as compared to the six months ended February 28, 2011. General and administrative expenses increased $1.1 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company decreased $122.9 million for the six months ended February 29, 2012 as compared to the six months ended February 28, 2011. This decrease was primarily due to a smaller crop requiring a later processing campaign start-up this year resulting in 19.3% fewer tons processed during the six months ended February 29, 2012 as compared to the six months ended February 28, 2011.

Comparison of the Three Months Ended February 29, 2012 and February 28, 2011

Revenue for the three months ended February 29, 2012 was $344.0 million, a decrease of $33.9 million from the three months ended February 28, 2011.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011.

Product	Revenue	Selling Price	Volume
Sugar	-13.0%	10.5%	-21.3%
Pulp	30.8%	62.9%	-19.7%
Molasses	479.0%	23.8%	367.7%
CSB	-3.3%	15.7%	-16.4%
Betaine	-37.5%	8.2%	-42.3%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volume of sugar and pulp reflect the impact of less product availability due to a smaller sugarbeet crop and a later start to the processing campaign this year as compared to the previous year. The volume change for molasses reflects a change in the timing of sales between the two years as well as increased product availability due to a later start-up of the molasses desugarization facilities this year. The decreased volumes for CSB and Betaine reflect the impact of the later start-up of the molasses desugarization facilities this year.

Rental revenue on the ProGold operating lease was $6.0 million and $5.6 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

Cost of sales for the three months ended February 29, 2012, exclusive of payments to members for sugarbeets, decreased $9.0 million as compared to the three months ended February 28, 2011. This decrease was primarily related to product inventories that are recorded at their net realizable value partially offset by increased operating costs, which include additional costs associated with the on-going union labor lockout, and costs associated with purchased sugar at United Sugars Corporation, the Company’s sugar marketing agent. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the three months ended February 29, 2012 was $188.6 million as compared to an increase of $147.3 million for the three months ended February 28, 2011 resulting in a $41.3 million favorable change in the cost of sales between the two quarters as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended
	February 29	February 28
(In Millions)	2012	2011	Change
Beginning Product Inventories at Net Realizable Value	$(266.4)	$(308.1)	$41.7	(1)
Ending Product Inventories at Net Realizable Value	455.0	455.4	(0.4	)(2)
Increase in the Net Realizable Value of Product Inventories	$188.6	$147.3	$41.3

(1) The change is primarily due to a 22.0 percent decrease in the hundredweight of sugar inventory as of November 30, 2011 as compared to November 30, 2010; a 46.0 percent decrease in the tons of pulp inventory as of November 30, 2011 as compared to November 30, 2010, partially offset by a 9.0 percent increase in the per hundredweight net realizable value of sugar as of November 30, 2011as compared to November 30, 2010; and a 98.0 percent increase in the per ton net realizable value of pulp inventory as of November 30, 2011 as compared to November 30, 2010.

(2) The change is primarily due to a 7.8 percent decrease in the hundredweight of sugar inventory as of February 29, 2012 as compared to February 28, 2011and a 24.9 percent decrease in the tons of pulp inventory as of February 29, 2012 as compared to February 28, 2011, partially offset by a 6.8 percent increase in the per hundredweight net realizable value of sugar as of February 29, 2012 as compared to February 28, 2011; and a 107.54 percent increase in the per ton net realizable value of pulp inventory as of February 29, 2012 as compared to February 28, 2011.

Selling, general and administrative expenses increased $2.1 million for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011.  Selling expenses increased $1.4 million primarily due to an increase in sugar packaging costs and freight costs associated with the shipment of sugar.  This increase was partially offset by lower selling expenses due to the decrease in the volume of products sold for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011. General and administrative expenses increased slightly due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company decreased $49.3 million for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011. This decrease was primarily due to a lower forecasted Gross Beet Payment this year as compared to that forecasted at this time last year resulting from fewer tons harvested and increased operating costs partially offset by increased selling prices for our products.

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

Because sugar is sold throughout the year (while sugarbeets are processed primarily in the fall, winter and spring) and because substantial amounts of equipment are required for its operations, the Company utilizes substantial outside financing on both a seasonal and long-term basis to fund its operations.

The Company has a seasonal line of credit through July 19, 2015 with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million that can be utilized for either short-term or long-term borrowing purposes. There was no outstanding balance with CoBank, ACB as of February 29, 2012.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of February 29, 2012.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  As of February 29, 2012, approximately $306.1 million of commercial paper was outstanding.  The Company had $3.1 million of short-term letters of credit outstanding and $9.0 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of February 29, 2012.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of February 29, 2012 was $82.8 million which includes $41.0 million that can also be utilized for long-term borrowing purposes.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of February 29, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $220.0 million. The Company has not utilized the CCC during fiscal 2012.

The Company also has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million that can be utilized for either short-term or long-term borrowing purposes. As of February 29, 2012, there was no outstanding balance with CoBank, ACB but the Company had $69.8 million in long-term letters of credit outstanding.  The unused long-term line of credit as of February 29, 2012 was $41.0 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding, as of February 29, 2012 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $11.7 million as of February 29, 2012 for equipment and construction contracts related to various capital projects.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest Agri-Commodities Company (Midwest). Substantially all of the Company’s agri-products are sold by Midwest as an agent for the Company.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of February 29, 2012, Midwest had outstanding short-term debt with CoBank, ACB of $7.2 million, of which $4.1 million was guaranteed by the Company.

The net cash used in operations was $198.0 million for the six months ended February 29, 2012 as compared to $146.6 million for the six months ended February 28, 2011.  This increase in the use of cash of $51.4 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash increase of $1.7 million from the prior year which was the result of a decrease in the member gross beet payment of $126.5 million partially offset by decreased revenue of $22.6 million and an increase in costs of $102.2 million.

•                  There was a net unfavorable change in assets and liabilities from the prior year of $53.1 million primarily comprised of the following:

•      The increase in cash related to receivables of $45.4 million is primarily due to a lower volume of sales and the timing of the deliveries of products and collections.

•      The increase in cash related to the change in inventories of $37.8 million was primarily due to a decrease in the hundredweight of sugar and tons of pulp and molasses inventory partially offset by an increased net realizable value per hundredweight of sugar and an increased net realizable value per ton of pulp and molasses.

•      The increase in cash related to changes in other liabilities of $1.5 million, the increase in cash related to changes in prepaid expenses of $7.8 million, and the increase in cash of $15.0 million related to accounts payable are primarily due to the timing of payments.

•      The decrease in cash related to changes in accrued continuing costs of $46.6 million was the result of the differences in the timing of actual revenues and expenses and forecasted revenues and expenses between the two years.

•      The decrease in cash related to the Amount Due Growers of $113.9 million was due to a decrease in the current year’s total estimated grower payment resulting from a decrease in tons harvested and a lower forecasted per ton grower payment this year as compared to this time last year.

The net cash used in investing activities was $18.9 million for the six months ended February 29, 2012 as compared to $50.3 million for the six months ended February 28, 2011.  The decrease of $31.4 million was primarily due to decreased purchases of property and equipment of $17.0 million and decreased proceeds from the issuance of bonds of $15.0 million partially offset by an increase in purchases of property and equipment held for lease of $ .6 million.

The net cash provided by financing activities was $216.8 million for the six months ended February 29, 2012 as compared to $196.9 million for the six months ended February 28, 2011.  This increase of $19.9 million was primarily due to increased net proceeds from short-term debt of $23.1 million, decreased unit retains paid of $10.9 million and decreased distributions to noncontrolling interests of $ .9 million partially offset by decreased proceeds from the issuance of long term debt of $15.0 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

OTHER

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1, Principal Activity and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The Company’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. There has been no significant change in the Company’s significant accounting policies or critical accounting estimates since the end of fiscal 2011.

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $9.3 million.

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

On July 31, 2011, the Red River Valley factory and clerical employees represented by the BCTGM rejected the Company’s new contract offer. On August 1, 2011, the Company locked out the union employees and secured contract replacement workers to ensure the continued operation of the Company’s factories in order to meet its obligations to its customers and shareholders.  The Company is continuing to recruit and hire non-union employees to replace the contract workers. The Company cannot predict the time-frame for the resolution of this matter.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 29, 2012.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Food, Conservation and Energy Act of 2008 (Farm Bill) enacted in May, 2008, contains several provisions related to the domestic sugar industry aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2008 through 2012 crop years. Legislative discussions have begun on a new Farm Bill.  Any changes in the Farm Bill may impact our business.  We cannot predict the changes to the Farm Bill or the impact such changes will have at this time.

Employee strikes and other labor-related disruptions may adversely affect our operations.

On July 31, 2011, the Red River Valley factory and clerical employees represented by the BCTGM rejected our new contract offer. On August 1, 2011, we locked out the union employees and secured contract replacement workers to ensure the continued operation of our factories in order to meet our obligations to our customers and shareholders.  As of the date of this report, no agreement has been reached with the BCTGM and the union employees remain locked out.  If we are unable to reach agreement with the BCTGM, the lockout may continue indefinitely. We have implemented a strategy to reduce the financial impact of operating during a protracted lockout. We are currently continuing to recruit and hire non-union employees to replace the contract workers. We expect the current rate of spending associated with the lockout to decline. However, if our strategy is not successful, the continued lockout or an unfavorable collective bargaining agreement may negatively impact our current and future financial performance and payments to our shareholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

None

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

**101

The following materials from American Crystal Sugar Company’s Quarterly Report on Form 10-Q for the period ended February 29, 2012, filed with the SEC on April 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets for at February 29, 2012, February 28, 2011 and August 31, 2011, (ii) Consolidated Statements of Operations for the six month and three-month periods ended February 29, 2012 and February 28, 2011, (iii) Consolidated Statements of Cash Flows for the six month periods ended February 29, 2012 and February 28, 2011, and (iv) Notes to Financial Statements.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 13, 2012	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer