Form 10-Q
period 2012-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2012-07-13
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 9, 2012
$10 Par Value	2,765

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	May 31		August 31
	2012	2011	2011*
Current Assets:
Cash and Cash Equivalents	$120	$120	$127
Receivables:
Trade	70,770	80,044	78,215
Members	4,828	4,955	5,889
Other	1,332	1,358	4,961
Advances to Related Parties	26,488	49,410	32,184
Inventories	485,090	490,518	244,038
Prepaid Expenses	1,624	1,469	739

Total Current Assets	590,252	627,874	366,153

Property and Equipment:
Land and Land Improvements	84,054	79,012	83,852
Buildings	135,987	126,530	134,534
Equipment	999,006	958,210	992,911
Construction in Progress	14,041	25,585	2,064
Less Accumulated Depreciation	(854,471)	(813,995)	(814,946)

Net Property and Equipment	378,617	375,342	398,415

Net Property and Equipment Held for Lease	86,173	95,422	92,824

Other Assets:
Investments in CoBank, ACB	6,131	7,348	7,348
Investments in Marketing Cooperatives	1,326	2,404	997
Restricted Cash from Revenue Bonds	—	2,835	—
Other Assets	11,951	11,284	12,370

Total Other Assets	19,408	23,871	20,715

Total Assets	$1,074,450	$1,122,509	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2012	2011	2011*
Current Liabilities:
Short-Term Debt	$297,007	$248,394	$66,197
Current Maturities of Long-Term Debt	280	5,765	5,765
Accounts Payable	30,627	20,713	33,641
Advances Due to Related Parties	2,127	5,455	4,831
Accrued Continuing Costs	69,609	117,625	—
Other Current Liabilities	42,138	39,455	41,723
Amounts Due Growers	83,507	147,792	160,886

Total Current Liabilities	525,295	585,199	313,043

Long-Term Debt, Net of Current Maturities	128,360	149,933	128,640

Accrued Employee Benefits	56,112	66,286	63,844

Other Liabilities	11,731	11,714	11,081

Total Liabilities	721,498	813,132	516,608

Commitments and Contingencies

Members’ Investments:
Preferred Stock	38,275	38,275	38,275
Common Stock	28	27	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	188,806	164,027	207,599
Accumulated Other Comprehensive Income (Loss)	(67,188)	(78,362)	(71,903)
Retained Earnings (Accumulated Deficit)	(1,590)	(13,920)	(9,715)

Total American Crystal Sugar Company Members’ Investments	310,592	262,308	316,545

Noncontrolling Interests	42,360	47,069	44,954

Total Members’ Investments	352,952	309,377	361,499

Total Liabilities and Members’ Investments	$1,074,450	$1,122,509	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2012	2011	2012	2011
Net Revenue	$1,079,784	$1,144,631	$372,537	$414,804

Cost of Sales	227,608	56,229	158,988	124,371

Gross Proceeds	852,176	1,088,402	213,549	290,433

Selling, General and Administrative Expenses	217,674	210,143	75,148	75,908
Accrued Continuing Costs	69,609	117,625	(15,660)	(14,199)

Operating Proceeds	564,893	760,634	154,061	228,724

Other Income (Expense):
Interest Income	21	111	2	60
Interest Expense, Net	(5,868)	(6,658)	(1,987)	(2,301)
Other, Net	(182)	(113)	(248)	48

Total Other Income (Expense)	(6,029)	(6,660)	(2,233)	(2,193)

Proceeds Before Income Tax Expense	558,864	753,974	151,828	226,531

Income Tax Expense	(5,646)	(3,452)	(663)	(666)

Consolidated Net Proceeds	553,218	750,522	151,165	225,865

Less: Net Proceeds Attributable to Noncontrolling Interests	(4,756)	(4,631)	(1,680)	(1,845)

Net Proceeds Attributable to American Crystal Sugar Company	$548,462	$745,891	$149,485	$224,020

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$8,125	$4,536	$954	$959
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	8,125	4,536	954	959
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	540,337	741,355	148,531	223,061
Total	$548,462	$745,891	$149,485	$224,020

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	May 31
	2012	2011
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$548,462	$745,891
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(540,337)	(741,355)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	49,412	52,491
Income from Equity Method Investees	(82)	(14)
Loss on the Disposition of Property and Equipment	299	238
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(49)	(75)
Deferred Gain Recognition	(47)	(47)
Noncontrolling Interests	4,756	4,631
Changes in Assets and Liabilities:
Receivables	12,135	(24,474)
Inventories	(241,052)	(286,401)
Prepaid Expenses	(889)	(646)
Advances To/Due to Related Parties	2,992	(34,409)
Accounts Payable	1,872	(8,872)
Accrued Continuing Costs	69,609	117,625
Other Liabilities	(2,148)	(7,046)
Amounts Due Growers	(77,379)	10,659
Net Cash Used In Operating Activities	(172,446)	(171,804)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(25,392)	(45,038)
Purchases of Property and Equipment Held for Lease	(2,154)	(1,644)
Proceeds from the Sale of Property and Equipment	1	61
Restricted Cash from Revenue Bonds	—	(2,835)
Equity Refund from CoBank, ACB	1,266	1,498
Changes in Other Assets	(184)	(242)
Net Cash Used In Investing Activities	(26,463)	(48,200)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	230,810	243,394
Proceeds from Issuance of Long-Term Debt	—	15,000
Long-Term Debt Repayment	(5,765)	(375)
Payment of Unit Retains	(18,793)	(29,752)
Distributions to Noncontrolling Interests	(7,350)	(8,271)
Net Cash Provided By Financing Activities	198,902	219,996
Decrease In Cash and Cash Equivalents	(7)	(8)
Cash and Cash Equivalents, Beginning of Year	127	128

Cash and Cash Equivalents, End of Period	$120	$120

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($4,886,000) and ($7,713,000) for the nine months ended May 31, 2012 and 2011, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2012 and 2011

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

Certain reclassifications have been made to the May 31, 2011 consolidated financial statements to conform with the May 31, 2012 presentation.  These reclassifications had no effect on previously reported results of operations, cash flows or Members’ Investments.

The operating results for the nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2011 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2011 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Note 2: Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an update to the authoritative guidance which establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The guidance provided by this update became effective and was adopted by the Company in the third quarter of fiscal 2012.

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

Note 4:  Inventories

The major components of inventories are as follows:

	May 31		August 31
(In Thousands)	2012	2011	2011
Sugar, Agri-Products, and Sugarbeet Seed	$425,189	$440,056	$178,862
Operating Supplies and Maintenance Parts	59,901	50,462	65,176

Total Inventories	$485,090	$490,518	$244,038

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

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of May 31, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $207.8 million. The Company has not utilized the CCC during fiscal 2012.

As of May 31, 2012, the Company had outstanding commercial paper of $297.0 million at interest rates of .42% to .55% and maturity dates between June 1, 2012 and July 13, 2012.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of May 31, 2012.  The Company had $3.3 million of short-term letters of credit outstanding and $3.1 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of May 31, 2012.  The unused line of credit as of May 31, 2012 was $97.6 million which includes $46.9 million that can also be utilized for long-term borrowing purposes.

As of May 31, 2011, the Company had outstanding commercial paper of $248.4 million at interest rates of .38% to .53% and maturity dates between June 1, 2011 and July 6, 2011.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of May 31, 2011.  The Company had $3.3 million of short-term letters of credit outstanding as of May 31, 2011.  The unused seasonal line of credit as of May 31, 2011 was $149.3 million.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned in Note 5 above, which can be utilized for either short-term or long-term borrowing purposes.  As of May 31, 2012, there was no outstanding balance with CoBank, ACB but the Company had $63.9 million in long-term letters of credit outstanding.  The unused long-term line of credit as of May 31, 2012 was $46.9 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of May 31, 2012 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

As of May 31, 2011, the Company had $21.3 million in loans outstanding with CoBank, ACB and $70.4 million in outstanding long-term letters of credit.  The unused long-term line of credit as of May 31, 2011, was $40.4 million.  In addition, the Company had long-term debt outstanding, as of May 31, 2011, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

On December 16, 2010, the Company closed a bond issuance for $15.0 million.  As of May 31, 2011, $2.8 million of the proceeds from the bond issuance were held by a Trustee and were subsequently released as the Company provided documentation of allowable expenditures to the Trustee.  The remaining proceeds as of May 31, 2011 are reflected on the accompanying Company’s Consolidated Balance Sheet under Other Assets as “Restricted Cash from Revenue Bonds.”

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $7.2 million and $6.0 million for the nine months ended May 31, 2012 and 2011, respectively and $3.2 million and $3.5 million for the three months ended May 31, 2012 and 2011, respectively.  Interest capitalized was $50,000 and $353,000 for the nine months ended May 31, 2012 and 2011, respectively and $30,000 and $156,000 for the three months ended May 31, 2012 and 2011, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At May 31, 2012, the Company had cash flow hedges for approximately 850,000 Euros with maturity dates of June 1, 2012 to December 31, 2012.  At May 31, 2012, the fair value of the open contracts was a loss of approximately $75,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At May 31, 2011, the Company had cash flow hedges for approximately 299,000 Euros with maturity dates of June 15, 2011 to November 15, 2011.  At May 31, 2011, the fair value of the open contracts was a gain of approximately $8,000 recorded in accumulated other comprehensive income/(loss) in members’ equity. Amounts deferred to accumulated other comprehensive income/(loss) will be reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .195 % as of May 31, 2012 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of May 31, 2012, the fair value of the cash flow hedge reflected a loss of approximately $2.6 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended May 31, 2012.  The current period loss of $180,000 is classified as interest expense on the statements of operations.  As of May 31, 2012, $685,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of May 31, 2011, the fair value of the cash flow hedge reflected a loss of approximately $1.7 million recorded in accumulated other comprehensive income/(loss).

Fair Value of Asset Derivatives

		May 31		August 31
(In Thousands)	Balance Sheet Location	2012	2011	2011
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$—	$8	$4

Total Asset Derivatives		$—	$8	$4

Fair Value of Liability Derivatives

		May 31		August 31
(In Thousands)	Balance Sheet Location	2012	2011	2011
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$75	$—	$—
Interest Rate Contracts	Other Current Liabilities	685	695	677
Interest Rate Contracts	Other Long-Term Liabilities	1,923	967	1,661

Total Liability Derivatives		$2,683	$1,662	$2,338

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2012 and 2011:

Components of Net Periodic Pension Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2012	2011	2012	2011
Service Cost	$3,349	$3,430	$1,116	$1,144
Interest Cost	7,241	6,783	2,414	2,261
Expected Return on Plan Assets	(9,384)	(7,672)	(3,128)	(2,558)
Amortization of Prior Service Costs	—	742	—	248
Amortization of Net Actuarial Loss	5,347	7,117	1,783	2,373
Net Periodic Pension Cost	$6,553	$10,400	$2,185	$3,468

Components of Net Periodic Post-Retirement Cost

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2012	2011	2012	2011
Service Cost	$479	$481	$160	$160
Interest Cost	1,260	1,151	420	384
Amortization of Net Actuarial Gain	(530)	(607)	(177)	(202)
Net Periodic Post-Retirement Cost	$1,209	$1,025	$403	$342

The Company made contributions of $10.0 million to the pension plans during the nine months ended May 31, 2012 and is not anticipating making any additional contributions to the pension plans during the remainder of the fiscal year.  The Company has contributed and made benefit payments of approximately $66,000 related to the Supplemental Executive Retirement Plans during the nine months ended May 31, 2012.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $1.3 million related to the post-retirement plans during the nine months ended May 31, 2012.  The Company expects to contribute and make benefit payments of approximately $1.6 million related to the post-retirement plans during the current fiscal year.

Note 11:  Members’ Investments

		Shares	Shares Issued
	Par Value	Authorized	& Outstanding
Preferred Stock:
May 31, 2012	$76.77	600,000	498,570
August 31, 2011	$76.77	600,000	498,570
May 31, 2011	$76.77	600,000	498,570

Common Stock:
May 31, 2012	$10.00	4,000	2,760
August 31, 2011	$10.00	4,000	2,780
May 31, 2011	$10.00	4,000	2,751

The components of Accumulated Other Comprehensive Income (Loss) as reflected in Members’ Investments on the Consolidated Balance Sheets are as follows:

	May 31		August 31
(In Thousands)	2012	2011	2011
Pension and Other Post-Retirement Benefits	$(58,957)	$(71,956)	$(63,774)
Interest Rate Contract	(2,608)	(1,662)	(2,338)
Foreign Currency Forward Contracts	(75)	8	4
OCI of Equity Method Investees	(5,548)	(4,752)	(5,795)

Total Accumulated Other Comprehensive Income (Loss)	$(67,188)	$(78,362)	$(71,903)

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $152.4 million and $145.5 million for the nine months ended May 31, 2012 and 2011, respectively and $53.5 million and $52.4 million for the three months ended May 31, 2012 and 2011, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2012 and 2011 is shown below:

	For the Nine Months Ended May 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,061,205	$18,579	$1,079,784
Gross Proceeds	$842,150	$10,026	$852,176
Depreciation and Amortization	$40,859	$8,553	$49,412
Interest Income	$21	$—	$21
Interest Expense	$5,867	$1	$5,868
Income from Equity Method Investees	$82	$—	$82
Other Income/(Expense), Net	$(13)	$(251)	$(264)
Consolidated Net Proceeds	$543,511	$9,707	$553,218

Capital Additions	$20,506	$2,154	$22,660

	For the Nine Months Ended May 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,126,562	$18,069	$1,144,631
Gross Proceeds	$1,078,861	$9,541	$1,088,402
Depreciation and Amortization	$43,963	$8,528	$52,491
Interest Income	$111	$—	$111
Interest Expense	$6,657	$1	$6,658
Income from Equity Method Investees	$14	$—	$14
Other Income/(Expense), Net	$(100)	$(27)	$(127)
Consolidated Net Proceeds	$741,072	$9,450	$750,522

Capital Additions	$37,325	$1,644	$38,969

	For the Three Months Ended May 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$365,987	$6,550	$372,537
Gross Proceeds	$209,842	$3,707	$213,549
Depreciation and Amortization	$12,009	$2,843	$14,852
Interest Income	$2	$—	$2
Interest Expense	$1,986	$1	$1,987
Income from Equity Method Investees	$19	$—	$19
Other Income/(Expense), Net	$(16)	$(251)	$(267)
Consolidated Net Proceeds	$147,735	$3,430	$151,165

Capital Additions	$7,770	$1,075	$8,845

	For the Three Months Ended May 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$408,174	$6,630	$414,804
Gross Proceeds	$286,649	$3,784	$290,433
Depreciation and Amortization	$13,129	$2,846	$15,975
Interest Income	$60	$—	$60
Interest Expense	$2,300	$1	$2,301
Loss from Equity Method Investees	$11	$—	$11
Other Income/(Expense), Net	$37	$—	$37
Consolidated Net Proceeds	$222,102	$3,763	$225,865

Capital Additions	$11,437	$1,155	$12,592

	As of May 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$378,617	$—	$378,617
Assets Held for Lease, Net	$—	$86,173	$86,173
Segment Assets	$985,761	$88,689	$1,074,450

	As of May 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$375,342	$—	$375,342
Assets Held for Lease, Net	$—	$95,422	$95,422
Segment Assets	$1,023,815	$98,694	$1,122,509

	As of August 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$398,415	$—	$398,415
Assets Held for Lease, Net	$—	$92,824	$92,824
Segment Assets	$782,028	$96,079	$878,107

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of May 31, 2012 was approximately $143.1 million in comparison to the carrying value of $128.6 million.  The fair value of the long-term debt as of May 31, 2011 was approximately $162.3 million in comparison to the carrying value of $156.1 million.

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

Foreign Currency Forward Contracts —Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of May 31, 2012 was a liability of approximately $75,000.  The fair value of the open contracts as of May 31, 2011 was an asset of approximately $8,000.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of May 31, 2012 was a liability of approximately $2.6 million. The fair value of the interest rate contract as of May 31, 2011 was a liability of approximately $1.7 million.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 and 2011.

Fair Value of Assets as of May 31, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$8	$—	$—	$8
Total	$8	$—	$—	$8

Fair Value of Assets as of August 31, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$4	$—	$—	$4
Total	$4	$—	$—	$4

Fair Value of Liabilities as of May 31, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$75	$—	$—	$75
Interest Rate Contracts	$—	$2,608	$—	$2,608
Total	$75	$2,608	$—	$2,683

Fair Value of Liabilities as of May 31, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$1,662	$—	$1,662
Total	$—	$1,662	$—	$1,662

Fair Value of Liabilities as of August 31, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$2,338	$—	$2,338
Total	$—	$2,338	$—	$2,338

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $11.1 million.

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

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeets have made public statements that they plan to continue to oppose the use of the technology.  Litigation is currently pending in two consolidated cases in the Federal District Court in Washington, D.C. concerning the scope and validity of the Environmental Assessment.  No decision has been issued in those cases as of the date of this report.  Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to plant Roundup Ready® sugarbeet seed in subsequent years.

On October 11, 2011, the USDA issued a draft Environmental Impact Statement (EIS) fully analyzing the impact of Roundup Ready® sugarbeets.  The draft EIS considers the impact of one of three alternative regulatory approaches — the regulation, deregulation, or partial deregulation of Roundup Ready® sugarbeets.  USDA indicated that its preferred alternative is to fully deregulate Roundup Ready® sugarbeets.  After receiving and analyzing public comments on the draft EIS, USDA will issue a final EIS, likely sometime in 2012.  The final EIS could then be subject to further legal challenge.  In the meantime, the 2012 sugarbeet crop was again planted under the compliance agreements that were signed in 2011.  At this time, there is no regulatory basis to allow planting of Roundup Ready® sugarbeet seed in 2013 and beyond.  If Roundup Ready® sugarbeets are not deregulated as contemplated in the draft EIS, shareholders may be required to plant conventional sugarbeet seed.

Note 17: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the May 31, 2012 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months and Three Months Ended May 31, 2012 and 2011

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2011 Form 10-K.

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2011 and processed during fiscal 2012 produced a total of 9.9 million tons of sugarbeets, or approximately 21.0 tons of sugarbeets per acre from approximately 472,000 acres.  This represents a decrease in total tons harvested of approximately 15.7 percent compared to the 2010 crop.  The sugar content of the 2011 crop is 18.0 percent, the same as the 2010 crop.  The Company expects to produce a total of approximately 28.7 million hundredweight of sugar from the 2011 crop, a decrease of approximately 19.4 percent compared to the 2010 crop.

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

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended May 31, 2012 and 2011

Revenue for the nine months ended May 31, 2012 was $1.1 billion, a decrease of $64.8 million from the nine months ended May 31, 2011.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011.

Product	Revenue	Selling Price	Volume
Sugar	-7.3%	12.5%	-17.6%
Pulp	6.3%	63.2%	-34.9%
Molasses	106.8%	15.0%	79.8%
CSB	-20.4%	14.0%	-30.2%
Betaine	-30.3%	5.0%	-33.7%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volume of sugar and pulp reflect the impact of less product availability due to a smaller sugarbeet crop this year as compared to the previous year. The volume change for molasses reflects a change in the timing of sales between the two years as well as increased product availability due to a later start-up of the molasses desugarization facilities and increased molasses production resulting from decreased sugarbeet quality due to unfavorable storage conditions this year. The decreased volumes for CSB and Betaine reflect a change in the timing of sales between the two years and the impact of the later start-up of the molasses desugarization facilities this year.

Rental revenue on the ProGold operating lease was $18.6 million and $18.1 million for the nine months ended May 31, 2012 and 2011, respectively.

Cost of sales for the nine months ended May 31, 2012, exclusive of payments to members for sugarbeets, increased $171.4 million as compared to the nine months ended May 31, 2011. This increase was primarily related to product inventories that are recorded at their net realizable value, increased operating costs, which include additional costs associated with the on-going union labor lockout, and costs associated with purchased sugar at United Sugars Corporation, the Company’s sugar marketing agent. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the nine months ended May 31, 2012 was $243.5 million as compared to an increase of $325.7 million for the nine months ended May 31, 2011 resulting in an $82.2 million unfavorable change in the cost of sales between the two periods as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Nine Months Ended May 31
(In Millions)	2012	2011	Change
Beginning Product Inventories at Net Realizable Value	$(176.4)	$(111.8)	$(64.6	)(1)

Ending Product Inventories at Net Realizable Value	419.9	437.5	(17.6	)(2)

Increase (Decrease) in the Net Realizable Value of Product Inventories	$243.5	$325.7	$(82.2)

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

(2) The change is primarily due to a 10.1 percent decrease in the hundredweight of sugar inventory as of May 31, 2012 as compared to May 31, 2011and a 17.2 percent decrease in the tons of pulp inventory as of May 31, 2012 as compared to May 31, 2011, partially offset by a 4.2 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2012 as compared to May 31, 2011; and a 95.1 percent increase in the per ton net realizable value of pulp inventory as of May 31, 2012 as compared to May 31, 2011.

Selling, general and administrative expenses increased $7.5 million for the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011.  Selling expenses increased $6.3 million primarily due to increased factory warehousing and packaging costs associated with sugar.  This increase was partially offset by lower selling expenses due to the decrease in the volume of products sold for the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011. General and administrative expenses increased $1.2 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company decreased $197.4 million for the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011. This decrease was primarily due to a lower forecasted Gross Beet Payment this year as compared to that forecasted at this time last year resulting from fewer tons harvested and increased operating costs partially offset by increased selling prices for our products.

Comparison of the Three Months Ended May 31, 2012 and 2011

Revenue for the three months ended May 31, 2012 was $372.5 million, a decrease of $42.3 million from the three months ended May 31, 2011.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011.

Product	Revenue	Selling Price	Volume
Sugar	-12.7%	8.4%	-19.5%
Pulp	-0.1%	65.1%	-39.5%
Molasses	182.6%	19.8%	135.9%
CSB	-12.6%	16.9%	-25.2%
Betaine	-32.8%	3.3%	-34.9%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volume of sugar and pulp reflect the impact of less product availability due to a smaller sugarbeet crop. The volume change for molasses reflects a change in the timing of sales between the two years as well as increased product availability due to a later start-up of the molasses desugarization facilities and increased molasses production resulting from decreased sugarbeet quality due to unfavorable storage conditions this year. The decreased volumes for CSB and Betaine reflect a change in the timing of sales between the two years and the impact of the later start-up of the molasses desugarization facilities this year.

Rental revenue on the ProGold operating lease was $6.5 million and $6.6 million for the three months ended May 31, 2012 and 2011, respectively.

Cost of sales for the three months ended May 31, 2012, exclusive of payments to members for sugarbeets, increased $34.6 million as compared to the three months ended May 31, 2011. This decrease was primarily related to product inventories that are recorded at their net realizable value partially offset by increased operating costs, which include additional costs associated with the on-going union labor lockout. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The decrease in the net realizable value of product inventories for the three months ended May 31, 2012 was $35.1 million as compared to a decrease of $17.9 million for the three months ended May 31, 2011 resulting in a $17.2 million unfavorable change in the cost of sales between the two quarters as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended May 31
(In Millions)	2012	2011	Change
Beginning Product Inventories at Net Realizable Value	$(455.0)	$(455.4)	$0.4	(1)

Ending Product Inventories at Net Realizable Value	419.9	437.5	(17.6	)(2)

(Decrease) in the Net Realizable Value of Product Inventories	$(35.1)	$(17.9)	$(17.2)

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

(2) The change is primarily due to a 10.1 percent decrease in the hundredweight of sugar inventory as of May 31, 2012 as compared to May 31, 2011and a 17.2 percent decrease in the tons of pulp inventory as of May 31, 2012 as compared to May 31, 2011, partially offset by a 4.2 percent increase in the per hundredweight net realizable value of sugar as of May 31, 2012 as compared to May 31, 2011; and a 95.1 percent increase in the per ton net realizable value of pulp inventory as of May 31, 2012 as compared to May 31, 2011.

Selling, general and administrative expenses decreased $ .8 million for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011.  Selling expenses decreased $ .8 million primarily due to the decreased volume of sugar shipments partially offset by increased factory warehousing and packaging costs associated with sugar. General and administrative expenses were relatively unchanged.

Net proceeds attributable to American Crystal Sugar Company decreased $74.5 million for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011. This decrease was primarily due to a lower forecasted Gross Beet Payment this year as compared to that forecasted at this time last year resulting from fewer tons harvested and increased operating costs partially offset by increased selling prices for our products.

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

The Company has a seasonal line of credit through July 19, 2015 with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million that can be utilized for either short-term or long-term borrowing purposes. There was no outstanding balance with CoBank, ACB as of May 31, 2012.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of May 31, 2012.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  As of May 31, 2012, approximately $297.0 million of commercial paper was outstanding.  The Company had $3.3 million of short-term letters of credit outstanding and $3.1 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of May 31, 2012.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of May 31, 2012 was $97.6 million which includes $46.9 million that can also be utilized for long-term borrowing purposes.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of May 31, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $207.8 million. The Company has not utilized the CCC during fiscal 2012.

The Company also has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million that can be utilized for either short-term or long-term borrowing purposes. As of May 31, 2012, there was no outstanding balance with CoBank, ACB but the Company had $63.9 million in long-term letters of credit outstanding.  The unused long-term line of credit as of May 31, 2012 was $46.9 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding, as of May 31, 2012 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $21.3 million as of May 31, 2012 for equipment and construction contracts related to various capital projects.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest Agri-Commodities Company (Midwest). Substantially all of the Company’s agri-products are sold by Midwest as an agent for the Company.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of May 31, 2012, Midwest had outstanding short-term debt with CoBank, ACB of $6.9 million, of which $3.7 million was guaranteed by the Company.

The net cash used in operations was $172.4 million for the nine months ended May 31, 2012 as compared to $171.8 million for the nine months ended May 31, 2011.  This increase in the use of cash of $ .6 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash increase of $ .7 million from the prior year which was the result of a decrease in the member gross beet payment of $201.0 million partially offset by decreased revenue of $64.8 million and an increase in costs of $135.5 million.

•                  There was a net unfavorable change in assets and liabilities from the prior year of $1.3 million primarily comprised of the following:

•                  The increase in cash related to receivables of $36.6 million is primarily due to a lower volume of sales and the timing of the deliveries of products and collections.

•                  The increase in cash related to the change in inventories of $45.3 million was primarily due to a decrease in the hundredweight of sugar and tons of pulp and molasses inventory partially offset by an increased net realizable value per hundredweight of sugar and an increased net realizable value per ton of pulp and molasses.

•                  The increase in cash related to changes in other liabilities of $4.9 million, the increase in cash related to changes in advances to related parties of $37.4 million, and the increase in cash of $10.8 million related to accounts payable are primarily due to the timing of payments.

•                  The decrease in cash related to changes in accrued continuing costs of $48.0 million was the result of the differences in the timing of actual revenues and expenses and forecasted revenues and expenses between the two years.

•                  The decrease in cash related to the Amount Due Growers of $88.0 million was due to a decrease in the current year’s total estimated grower payment resulting from a decrease in tons harvested and a lower forecasted per ton grower payment this year as compared to this time last year.

The net cash used in investing activities was $26.5 million for the nine months ended May 31, 2012 as compared to $48.2 million for the nine months ended May 31, 2011.  The decrease of $21.7 million was primarily due to decreased purchases of property and equipment of $19.6 million and decreased proceeds from the issuance of bonds of $2.8 million partially offset by an increase in purchases of property and equipment held for lease of $ .5 million.

The net cash provided by financing activities was $198.9 million for the nine months ended May 31, 2012 as compared to $220.0 million for the nine months ended May 31, 2011.  This decrease of $21.1 million was primarily due to decreased net proceeds from short-term debt of $12.6 million, decreased proceeds from the issuance of long term debt of $15.0 million and increased payments of long-term debt of $5.4 million partially offset by decreased unit retains paid of $11.0 million and decreased distributions to noncontrolling interests of $ .9 million

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $11.1 million.

Employees

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2015.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2012.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The same plaintiffs who have repeatedly raised legal challenges to the planting of Roundup Ready® sugarbeets have made public statements that they plan to continue to oppose the use of the technology.  Litigation is currently pending in two consolidated cases in the Federal District Court in Washington, D.C. concerning the scope and validity of the Environmental Assessment.  No decision has been issued in those cases as of the date of this report. Although the Company believes the risk is low, the possibility exists that a subsequent ruling by the District Court could result in the inability of shareholders to plant Roundup Ready® sugarbeet seed in subsequent years.

On October 11, 2011, the USDA issued a draft Environmental Impact Statement (EIS) fully analyzing the impact of Roundup Ready® sugarbeets.  The draft EIS considers the impact of one of three alternative regulatory approaches — the regulation, deregulation, or partial deregulation of Roundup Ready® sugarbeets.  USDA indicated that its preferred alternative is to fully deregulate Roundup Ready® sugarbeets.  After receiving and analyzing public comments on the draft EIS, USDA will issue a final EIS, likely sometime in 2012.  The final EIS could then be subject to further legal challenge.  In the meantime, the 2012 sugarbeet crop was again planted under the compliance agreements that were signed in 2011.  At this time there is no regulatory basis to allow planting of Roundup Ready® sugarbeet seed in 2013 and beyond.  If Roundup Ready® sugarbeets are not deregulated as contemplated in the draft EIS, shareholders may be required to plant conventional sugarbeet seed.

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

**101

The following materials from American Crystal Sugar Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2012, filed with the SEC on July 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets for at May 31, 2012 and 2011 and August 31, 2011, (ii) Consolidated Statements of Operations for the nine month and three-month periods ended May 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2012 and 2011, and (iv) Notes to Financial Statements.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 13, 2012	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer