Form 10-K
period 2012-08-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2012-11-08
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

August 31, 2012

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File

Nos. 33-83868; 333-11693 and 333-32251

AMERICAN CRYSTAL SUGAR COMPANY

(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	84-0004720 (I.R.S. Employer Identification Number)

101 North Third Street Moorhead, MN 56560 (Address of principal executive offices)	(218) 236-4400 (Registrant’s telephone number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐   No ☒

As of October 30, 2012, 2,765 shares of the Registrant’s Common Stock and 498,570 shares of the Registrant’s Preferred Stock were outstanding.  There is no established public market for the Registrant’s Common Stock or Preferred Stock.  Although there is a limited, private market for shares of the Registrant’s stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant’s shares held by non-affiliates.

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

Item 1.                                      BUSINESS

GENERAL

The Company is a Minnesota 308A agricultural cooperative corporation owned by approximately 2,800 sugarbeet growers in the Minnesota and North Dakota portions of the Red River Valley.  The Red River Valley forms a band approximately 35 miles wide on either side of the North Dakota and Minnesota border and extending approximately 200 miles south from the border of the United States and Canada.  The Company was organized in 1973 by sugarbeet growers to acquire the business and assets of the American Crystal Sugar Company, then a publicly held New Jersey corporation in operation since 1899.  By owning and operating five sugarbeet processing facilities in the Red River Valley, the Company provides its shareholders (members) with the ability to process their sugarbeets into sugar and agri-products such as: molasses; sugarbeet pulp; and by-products of the molasses desugarization process, betaine and concentrated separated by-product (CSB).  The Company’s Board of Directors establishes sugarbeet acreage planting requirements in the Red River Valley (Red River Valley crop) each year based on factory processing capacity, expected crop quality, government regulations and other factors.  The total authorized acres to be planted are allocated ratably to each preferred share held by the members.  The Company processed sugarbeets from approximately 443,000 acres for the 2011 Red River Valley crop (fiscal year 2012) and expects to process sugarbeets from approximately 419,000 acres for the 2012 Red River Valley crop (fiscal year 2013).

The Company, through its wholly-owned subsidiary, Sidney Sugars Incorporated (Sidney Sugars), owns two additional sugarbeet processing facilities.  At the Sidney, Montana, facility, the Company processed non-member sugarbeets from approximately 29,000 acres for the 2011 crop (fiscal year 2012) and expects to process from approximately 33,000 acres for the 2012 crop (fiscal year 2013).  The Torrington, Wyoming, facility has been leased on a long-term basis to another sugar producer.

The Company, through its wholly-owned subsidiary, Crab Creek Sugar Company (Crab Creek), controls the long-term production of sugar at a sugarbeet processing facility at Moses Lake, Washington.  Neither Crab Creek nor the Company currently operates or intends to operate the Moses Lake facility.

The Company is the controlling member of ProGold Limited Liability Company (ProGold) holding a 51 percent ownership interest.  ProGold owns a corn wet-milling plant in Wahpeton, North Dakota, that is currently being leased to Cargill, Incorporated (Cargill) pursuant to a 10 year lease between ProGold and Cargill that runs through December 31, 2017. The lease provides that Cargill pay ProGold average annual rental payments equal to $21.9 million.

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

Operating Segments

The Company has identified two reportable operating segments: Sugar and Leasing.  The Sugar segment is engaged primarily in the production and marketing of sugar from sugarbeets.  It also sells agri-products and sugarbeet seed.  The Leasing segment is engaged in the leasing of a corn wet milling plant used in the production of high-fructose corn syrup.  For financial information by segment see Note 13 of “Notes to the Consolidated Financial Statements.”

Principal Products Produced

The Company is engaged primarily in the production and marketing of sugar from sugarbeets.  Total sugar sales accounted for 88.1 percent, 89.9 percent and 88.1 percent of the Company’s consolidated total revenues for the years ended August 31, 2012, 2011 and 2010, respectively.  United Sugars Corporation, the Company’s sugar marketing agent, sells sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries.  For the fiscal year ended August 31, 2012, 90.4 percent (by weight) of the sugar was sold to industrial users.  The remaining portion is marketed by United Sugars Corporation to wholesalers and retailers under the “Crystal Sugar” and various private labels for household consumption.  With regard to brand name sales, the Company licenses the use of the “Crystal Sugar” trademark to United Sugars Corporation.

The majority of United Sugars Corporation’s sugar sales are contracted one or more quarters in advance.

The Company also sells agri-products such as: molasses; sugarbeet pulp; betaine and concentrated separated by-product (CSB), by-products of the molasses desugarization process; and sugarbeet seed.  Substantially all of the Company’s agri-products are marketed through Midwest Agri-Commodities Company, a common marketing agency.  Sugarbeet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.  A large proportion of the Company’s pulp production is exported to Japan and Europe.  The market for sugarbeet pulp is affected by the availability and quality of competitive feedstuffs and foreign exchange rates.  Sugarbeet molasses is marketed primarily to yeast manufacturers, livestock feed mixers and livestock feeders.  Total agri-product sales accounted for 9.0 percent of the Company’s consolidated total revenues during fiscal 2012, of which export agri-product sales accounted for 3.9 percent of total revenues.  Agri-products sales accounted for 7.6 percent and 8.7 percent of the Company’s consolidated total revenues in fiscal 2011 and fiscal 2010, respectively, while agri-product export sales accounted for 3.4 percent and 3.8 percent of the Company’s total revenues in fiscal 2011 and fiscal 2010, respectively.

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

Raw Materials

The Company purchases all of its Red River Valley sugarbeets from members under contract with the Company.  All members are party to a five year contract for the 2008 through 2012 crop years which the Company terminated at the end of the current term.  A new five year contract becomes effective for the crop years 2013 through 2017 and will automatically renew for additional five-year terms unless terminated by one of the parties at the end of the current term.  In addition, each member has an annual contract with the Company specifying the number of acres the member is obligated to grow during that year.  Each member is required to have a five-year contract and an annual contract with the Company.  Each share of Preferred Stock held by a member requires that member to grow sugarbeets, subject to the planting tolerance, for delivery to the Company.  The Company’s Board of Directors has the discretion to adjust the acreage that is required to be planted for each share of Preferred Stock held by the members.  The Company’s Board of Directors set the planting tolerance for the 2012 crop year at .83 to .88 acres per share of Preferred Stock.  Based on current market conditions and processing capacity, the Company estimates planting tolerances for the 2013 crop year and beyond will be in the range of .80 to .85 acres per share of Preferred Stock.  The Board of Directors and management regularly review and determine the relationship between the ownership of Preferred Stock and acreage planting.

The gross beet payment is the value of recovered sugar from the sugarbeets a member delivers plus the member’s share of agri-product revenues, minus the member’s share of member business operating costs.  The following allowances, costs and deductions, if applicable, are used to adjust the gross beet payment to arrive at the net payment to the members: hauling program allowance and costs, pre-pile premium and costs, tare incentive premium/penalty program and unit retains.  The costs of these programs are shared among members on the basis of the net tonnage of sugarbeets delivered by each member.

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

Seasonality

The period during which the Company’s plants are in operation to process sugarbeets into sugar and agri-products is referred to as the “campaign.”  During the campaign, the Company’s factories operate twenty-four hours per day, seven days per week.  In the Red River Valley, the campaign typically begins in September and continues until the available supply of sugarbeets has been depleted, which generally occurs in May of the following year.  Based on current processing capacity, an average campaign lasts approximately 260 days, assuming normal crop yields.  At the Sidney, Montana factory, the campaign begins in late September or early October and generally concludes in February.

While the timing of the Company’s processing activities are connected to the start of the harvest and the available supply of sugarbeets, the sales of sugar and agri-products occur ratably throughout the year.

Sales Backlog

The backlog of any unfilled sales orders at August 31, 2012 and 2011 was not material to the Company.

Market and Competition

Current United States government statistics estimate total United States refined sugar deliveries at approximately 213 million hundredweight for the year beginning October 1, 2011 and ending September 30, 2012.  For the same period ending September 2011, total deliveries were approximately 214 million hundredweight.

The United States refined sugar market has grown at about 1.3 percent per year over the last ten years.  Corn sweeteners and non-nutritive sweeteners also constitute a large portion of the overall sweetener market.  The Company believes that the United States annual market growth for sugar in the near future will be approximately 1.0 percent.

Approximately 65 percent of the United States sugar market share is concentrated in the top three sellers.  The Company’s sugar production and sales represent approximately 13 percent of the total domestic market for refined sugar in 2011/2012.  The Company had the right to market, or to have marketed on its behalf, approximately 34 million hundredweight of sugar from the 2011 crop.  Sugar sales by United Sugars Corporation, the Company’s marketing agent, represent approximately 25 percent of the United States sugar market.

United is currently the second largest marketer of sugar in the United States. Main competitors in the domestic market are: The Amalgamated Sugar Company LLC; Cargill, Incorporated; Domino Foods Incorporated; Louis Dreyfus Commodities LLC: Michigan Sugar Company; and The Western Sugar Cooperative.  Because sugar is a fungible commodity, competition in the United States sugar industry is primarily based upon price, customer service and reliability as a supplier.

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

The Farm Bill incorporated gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate increased three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates were at 18.25 cents/lb. for the 2009 crop and gradually rose to 18.75 cents for the 2011 crop, and they remained at 18.75 cents/lb. for the 2012 crop year.  Refined beet sugar loan rates were set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2009 through 2012 crop years.

The U.S. Department of Agriculture (USDA) has historically maintained raw and refined sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through management of a tariff rate quota system.  Currently, forty exporting countries retain guaranteed preferential access to the U.S. market under World Trade Organization (WTO) and Free Trade Agreement (FTA) rules.  Mexico’s access has been unlimited since January 1, 2008 as a result of the North American Free Trade Agreement.  The Farm Bill sets a minimum overall allotment quantity for U.S. producers at no less than 85% of domestic human consumption and provides a market balancing mechanism if there is an oversupply in the domestic sugar market.  If the Secretary of Agriculture determines there is an oversupply of sugar, the new market balancing mechanism requires the Secretary to divert the excess sugar from sugar producers to ethanol producers while minimizing the cost to the U.S Treasury.  No sugar has been diverted under this market balancing mechanism.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market.  The Company’s marketing allocation for the 2011 crop was initially set at approximately 35 million hundredweight.  The Company’s marketing allocation for the 2012 crop is currently set at approximately 36 million hundredweight. The Company’s allocation may decrease or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

Currently Congress is considering language that will either extend or revise the current Farm Bill.  The Company has no way to predict the outcome, but the impact could be material and significant.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from and exports of sugar to Mexico expired on January 1, 2008.  Imports of Mexican sugar could cause material harm to the United States sugar market.  During the years ended September 30, 2012, 2011 and 2010, Mexico exported approximately 19 million, 32 million and 15 million hundredweight of sugar into the United States, respectively.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities.

Regional and Bilateral Free Trade Agreements

The United States government may continue to pursue international trade agreements.  The Company monitors the U.S. government’s international trade policy because it may lead to additional commitments to import sugar into the U.S. market.  Some of the countries who have either participated in trade agreements or are contemplated for new negotiations are major producers of sugar.  The primary agreement affecting sugar that is being negotiated, to the Company’s knowledge, is the Trans-Pacific Partnership Agreement.  The Trans-Pacific Partnership Agreement includes Chile, Singapore, Brunei, New Zealand, Australia, Peru, Malaysia, Vietnam and the United States.  Additional countries may join the Trans-Pacific Partnership Agreement, including Canada and Mexico.  If added without proper rules, these countries could undermine management of the tariff-rate quota system and the Federal sugar program. The Company believes this agreement, if passed into law, could negatively impact the Company’s profitability.  If increases in guaranteed access or reductions in sugar tariffs are included in this agreement, excess sugar from these regions could enter the U.S. market and reduce domestic sugar prices.

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

Employees

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. On July 31, 2011, the Red River Valley employees represented by the BCTGM rejected the Company’s new contract offer. On August 1, 2011, the Company locked out the Red River Valley union employees. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2015.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

On August 1, 2011, the Company commenced operating its Red River Valley factories with contract replacement workers in order to meet its obligations to its customers and shareholders.  As of the date of this report, a new collective bargaining agreement has not been reached with the BCTGM and the Red River Valley union employees remain locked out. The Company is continuing to recruit and hire limited duration non-union employees to replace the contract workers. The Company cannot predict the time-frame for the resolution of this matter.

The Company generally employs approximately 1,365 full-time employees, of which approximately 1,090 are hourly and 275 are salaried.  In addition, the Company generally employs approximately 850 hourly seasonal workers, approximately 370 during the sugarbeet harvest and approximately 480 during the remainder of the sugarbeet processing campaign.  During the sugarbeet harvest, the Company also contracts with third party agencies for approximately another 1,300 additional workers.

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

On August 12, 2011, the Company received a Finding of Violation and Notice of Violation from the United States Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act concerning certain air emissions at the Company’s three Minnesota factories. The Company has had some preliminary discussions with the EPA concerning the alleged violations.  The Company, at this time, cannot predict the outcome of these discussions or the financial impact, if any, resulting from the resolution of this matter.

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $5.8 million.

Available Information

The Company’s corporate headquarters are located at 101 North Third Street, Moorhead, Minnesota 56560, telephone number (218) 236-4400.  The Company’s fiscal year ends August 31.  The Company’s website is www.crystalsugar.com.  The Company files annual, quarterly and periodic reports with the United States Securities and Exchange Commission (SEC).  These reports can be accessed by selecting “SEC Filings” on the Company’s website or electronic or paper copies can be obtained free of charge upon request.  In addition, the Company’s reports may be read or copied at the SEC Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site at http://www.sec.gov that contains reports and other information filed electronically about the Company.

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

Under the current terms of the NAFTA sugar imported from Mexico may freely enter the U.S. market.  These imports could oversupply the U.S. market and reduce the price of sugar.

The United States government has been engaged in regional and bilateral trade negotiations with countries that produce sugar.  If the United States government enters into trade agreements with sugar producing countries, the amount of sugar in the domestic sugar market could increase.  An increase in the supply of sugar could reduce the price of sugar, which would reduce our profitability.

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

Sugar is a fungible commodity with competition for sales volume based primarily upon price, customer service and reliability.  The overall sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame, sucralose and stevia.  Differences in functional properties and prices have tended to define the use of these various sweeteners.  Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks.  We cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on us or our members.  We believe that we possess the ability to compete successfully with other producers of sugar in the United States.  In spite of this competitive advantage, substitute products could reduce the demand for sugar which could lower the price of sugar, resulting in reduced profitability in the future.

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

Since September of 2009, the U.S. Department of Agriculture’s (USDA) deregulation of Roundup Ready® sugarbeets has been in controversy.  As a result of this ongoing controversy, the Company has taken various actions related to the planting of Roundup Ready® sugarbeets, including participating in the litigation process and entering into a compliance agreement with USDA to allow the Company’s shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed during this time frame.

On July 19, 2012, the USDA announced its decision resulting in the nonregulated status of Roundup Ready® sugarbeet seed.  This final action potentially concludes the controversy over Roundup Ready® sugarbeet seed and allows the Company’s shareholders to plant Roundup Ready® sugarbeet seed in the future.  Notwithstanding this USDA action, there can be no assurances that groups opposed to Roundup Ready® sugarbeet seed or similar seed products will not institute additional proceedings related to the use of Roundup Ready® sugarbeet seed in the future.

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

Substantially all of the hourly employees at our factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. On July 31, 2011, the Red River Valley employees represented by the BCTGM rejected our new contract offer. On August 1, 2011, we locked out the Red River Valley union employees. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2015.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

On August 1, 2011, we commenced operating our Red River Valley factories with contract replacement workers in order to meet our obligations to our customers and shareholders.  As of the date of this report, no agreement has been reached with the BCTGM and the Red River Valley union employees remain locked out.  If we are unable to reach agreement with the BCTGM, the lockout may continue indefinitely. We have implemented a strategy to reduce the financial impact of operating during a protracted lockout. We are currently continuing to recruit and hire limited duration non-union employees to replace the contract workers. We expect the current rate of spending associated with the lockout to decline. However, if our strategy is not successful, the continued lockout or an unfavorable collective bargaining agreement may negatively impact our current and future financial performance and payments to our shareholders.

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

Each of the processing factories includes the physical facilities and equipment necessary to process sugarbeets into sugar.  Each factory has space for sugarbeet storage, including ventilated storage sites.  The Red River Valley factories also have cold storage facilities.  Each of the factories is currently operating at or near its capacity.  The Company owns molasses desugarization (MDS) plants at its East Grand Forks and Hillsboro facilities.  The MDS plants process molasses to extract additional sugar.  The Company has sugar packaging facilities located at the Moorhead, Hillsboro, Crookston, East Grand Forks and Sidney factories.

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

Since September of 2009, the U.S. Department of Agriculture’s (USDA) deregulation of Roundup Ready® sugarbeets has been in controversy.  As a result of this ongoing controversy, the Company has taken various actions related to the planting of Roundup Ready® sugarbeets, including participating in the litigation process and entering into a compliance agreement with USDA to allow the Company’s shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed during this time frame.

On July 19, 2012, the USDA announced its decision resulting in the nonregulated status of Roundup Ready® sugarbeet seed.  This final action potentially concludes the controversy over Roundup Ready® sugarbeet seed and allows the Company’s shareholders to plant Roundup Ready® sugarbeet seed in the future.  Notwithstanding this USDA action, there can be no assurances that groups opposed to Roundup Ready® sugarbeet seed or similar seed products will not institute additional proceedings related to the use of Roundup Ready® sugarbeet seed in the future.

Item 4.                                        MINE SAFETY DISCLOSURES

None.

PART II

Item 5.                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of August 31, 2012, the Company had 2,764 shares of the Common Stock and 498,570 shares of the Preferred Stock issued and outstanding.  There is no established public market for the Company’s Common Stock or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company.  The Company’s shares are not listed for trading on any exchange or quotation system.  Although transfers of the Company’s shares may occur only with the consent of the Board of the Directors, the Company does not obtain information regarding the transfer price in connection with such transfers.  As a result, the Company is not able to provide information regarding the prices at which the Company’s shares have been transferred.

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

	Fiscal Year Ended August 31, (In Thousands, except for ratios)
	2012	2011	2010	2009	2008

Net Revenues	$1,479,095	$1,542,777	$1,203,897	$1,200,229	$1,232,832
Consolidated Net Proceeds (1)	$554,657	$810,856	$532,544	$542,254	$549,589
Total Assets	$899,480	$878,107	$788,743	$761,258	$813,299
Long-Term Debt, Net of Current Maturities	$128,360	$128,640	$140,698	$143,073	$157,801
Total Members’ Investments	$340,190	$361,499	$330,610	$339,528	$391,115
Property and Equipment
Additions, net of retirements	$52,080	$64,162	$73,512	$47,687	$45,188
Working Capital	$70,849	$53,110	$53,994	$50,482	$57,775
Ratio of Long-Term Debt to Total Equity (2)	.38:1	.36:1	.43:1	.42:1	.40:1

	Fiscal Year Ended August 31, (In Thousands, except for Tons purchased per acre harvested and Sugar content of sugarbeets)
Crop Data (3)	2012	2011	2010	2009	2008

Acres harvested	473	445	467	422	529
Tons purchased	9,899	11,747	10,501	10,707	12,465
Tons purchased per acre harvested	20.9	26.4	22.5	25.4	23.6
Sugar Content of Sugarbeets	18.0%	18.0%	16.7%	17.6%	18.1%
Sugar hundredweight
Produced	28,065	35,646	29,028	30,679	36,613
Sold, including purchased sugar	30,059	35,052	30,370	32,870	36,879
Purchased sugar sold	615	880	335	618	179
Agri-Products tons
Produced	656	776	669	695	849
Sold	659	807	694	672	871

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

(3) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (i.e., information for the fiscal year ended August 31, 2012 relates to the crop of 2011).  Crop data reflect the combined data of the Red River Valley crop and the Sidney crop.

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

The Company had a seasonal line of credit through November 2, 2012, with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  On November 2, 2012, the Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement between the Company and CoBank, ACB and received a Facility Increase Notice from CoBank, ACB increasing the Company’s seasonal line of credit from $350.0 million to $410.0 million through May 31, 2013 at which time the seasonal line of credit will revert back to $350.0 million through July 19, 2015.  The availability of the additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes remains unchanged during this time.

As of August 31, 2012, $3.5 million of the $50.0 million was utilized for long-term borrowing purposes. There was no outstanding balance with CoBank, ACB as of August 31, 2012. The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2012.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit of which approximately $110.6 million was outstanding as of August 31, 2012.  The Company had $3.3 million in short-term letters of credit outstanding as of August 31, 2012.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused line of credit as of August 31, 2012 was $283.6 million which includes $46.5 million that can also be utilized for long-term borrowing purposes.

The Company can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  The Company did not utilize the CCC during fiscal 2012.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of August 31, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $57.7 million.

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  As of August 31, 2012, there was no outstanding balance with CoBank, ACB but the Company had $64.3 million in long-term letters of credit outstanding.  The unused long-term line of credit as of August 31, 2012 was $46.5 million which can also be utilized for short-term borrowing purposes. In addition, the Company had long-term debt outstanding, as of August 31, 2012, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $4.8 million as of August 31, 2012, for equipment and construction contracts related to various capital projects.

As of August 31, 2012, Midwest had outstanding short-term debt with CoBank, ACB of $6.1 million, of which $3.2 million was guaranteed by the Company.

The net cash provided by operations was $38.9 million for the year ended August 31, 2012, as compared to $55.8 million for the year ended August 31, 2011.  This decrease in cash provided of $16.9 million was primarily the result of the following:

•                  Reflected in the change in the net cash provided by operating activities is a net cash decrease of $18.2 million from the prior year which was the result of decreased revenue of $63.6 million, increased costs of $197.2 million, decreased unit retains withheld of $16.1 million partially offset by a decrease in the member gross beet payment of $258.7 million.

•                  There was a net favorable change in assets and liabilities from the prior year of $1.3 million primarily comprised of the following:

•                  The increase in cash related to receivables of $33.2 million is primarily due to an increase in the selling price of sugar, pulp and molasses this year and the timing of the deliveries of products and collections.

•                  The increase in cash related to the change in inventories of $11.3 million was primarily due to a smaller increase in the per hundredweight net realizable value of sugar during fiscal 2012 as compared to that experienced during fiscal 2011 along with an increase in operating supplies inventory during fiscal 2011. These items were partially offset by the higher per ton net realizable values of the pulp and molasses inventories as of August 31, 2012 and the increased tons of pulp, molasses and unprocessed sugarbeet inventories resulting from early startup of the processing of the 2012 crop.

•                  The increases in cash related to changes in other liabilities of $8.0 million, advances to related parties of $15.0 million, and accounts payable of $19.3 million are all primarily due to the timing of payments.

•                  The decrease in cash related to changes in the Amount Due Growers of $85.3 million was due to a larger final payment for the previous year’s crop in fiscal 2012 as compared to the previous year and a decrease in the final grower payment for the current year’s crop which is payable in fiscal 2013.

The net cash used in investing activities was $48.5 million for the year ended August 31, 2012, as compared to $68.8 million for the year ended August 31, 2011.  This decrease of $ 20.3 million was primarily due to the decreased purchases of property and equipment of $17.7 million.

The net cash provided by financing activities was $9.7 million for the year ended August 31, 2012, as compared $13.0 million for the year ended August 31, 2011.  This decrease of $3.3 million was primarily due to decreased net proceeds from short- term debt of $16.7 million and decreased proceeds from a bond issuance of $15.0 million partially offset by decreased payments on long-term debt of $15.9 million, decreased distributions to noncontrolling interests of $1.8 million and a decrease in unit retains paid of $10.7 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

The following table provides information regarding the Company’s contractual obligations as of August 31, 2012:

(In Thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$128,640	$280	$950	$36,980	$90,430
Interest on Fixed Rate L-T Debt	61,739	4,646	13,833	9,123	34,137
Purchase Obligations	15,044	7,418	7,532	94	—
Operating Lease Obligations	10,089	1,590	3,636	2,012	2,851
Other Long-Term Obligations(1)	117,213	12,146	14,187	9,353	81,527
Pension Plan Contributions(2)	6,800	6,800

Total Contractual Obligations	$339,525	$32,880	$40,138	$57,562	$208,945

(1) Accrued Employee benefits of $2.7 million with corresponding offsetting assets and requiring no future payments have been excluded from the amounts presented.  Other Long-Term Liabilities of $2.6 million, which relate to deferred revenue also requiring no future payments, have also been excluded from the table.

(2) The Company expects to make contributions of approximately $6.8 million to the defined benefit pension plans during the next fiscal year.  Contributions for future years are not known at this time and therefore are not included in the above table.  The Company expects to make contributions in the next fiscal year of approximately $99,000 related to Supplemental Executive Retirement Plans.  This amount is reflected in Other Long-Term Obligations in the above table.

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

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated pension plan benefits for fiscal 2012 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy — PPA separate static annuitant and non-annuitant mortality tables; Retirement Age — graded rates from 1 percent retiring at age 55 to 100 percent retired by age 70 ;  Investment Return - 7.25 percent compounded annually for funding;  Discount Rate- 3.71 percent compounded annually;  Salary Scale - 3.5 percent compounded annually (Plan A only).

The significant actuarial assumptions used in the determination of the actuarial present value of accumulated post-retirement benefits for fiscal 2012 were as follows: Healthcare Cost Trend - an 8.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2012.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012.  The rate is assumed to decline to 6.0 percent over the next five years; Discount Rate- 3.71 percent compounded annually.

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

Comparison of the Years Ended August 31, 2012 and 2011

The harvest of the Red River Valley and Sidney sugarbeet crops grown during 2011 and processed during fiscal 2012 produced a total of 9.9 million tons of sugarbeets, or approximately 20.9 tons of sugarbeets per acre from approximately 473,000 acres.  This represents a decrease in total tons harvested of approximately 15.7 percent compared to the 2010 crop.  The sugar content of the 2011 crop was 18.0 percent, the same as the 2010 crop.  The Company produced a total of approximately 28.1 million hundredweight of sugar from the 2011 crop, a decrease of approximately 21.3 percent compared to the 2010 crop.

Revenue for the year ended August 31, 2012, was $1.5 billion, a decrease of $63.7 million from the year ended August 31, 2011.  The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2012, as compared to the year ended August 31, 2011.

Product	Revenue	Selling Price	Volume
Sugar	-6.0%	9.1%	-13.8%
Pulp	6.7%	57.1%	-32.1%
Molasses	158.5%	15.3%	124.2%
CSB	-10.9%	14.2%	-22.0%
Betaine	-19.2%	3.4%	-21.9%

The increases in selling prices for our products reflect strong markets due to supply and demand factors. The decreases in the volume of sugar and pulp reflect the impact of less product availability due to a smaller sugarbeet crop this year as compared to the previous year. The volume change for molasses primarily reflects increased molasses production resulting from decreased sugarbeet quality due to unfavorable storage conditions this year, as well as increased product availability due to a later start-up of the molasses desugarization facilities.  The decreased volumes for CSB and Betaine reflect a change in the timing of sales between the two years and the impact of the later start-up of the molasses desugarization facilities this year.

Cost of sales for the year ended August 31, 2012, exclusive of payments to members for sugarbeets, increased $179.6 million as compared to the year ended August 31, 2011. This increase was primarily related to product inventories that are recorded at their net realizable value and increased operating costs, which include additional costs associated with the on-going union labor lockout. These increases were partially offset by lower costs associated with purchased sugar this year at United Sugars Corporation, the Company’s sugar marketing agent and the recognition of an expense in 2011 related to conventional sugarbeet seed chemicals. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The decrease in the net realizable value of product inventories for the year ended August 31, 2012 was $42.6 million as compared to an increase of $64.6 million for the year ended August 31, 2011 resulting in a $107.2 million unfavorable change in the cost of sales between the two years as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Years Ended August 31
(In Millions)	2012	2011	Change
Beginning Product Inventories at Net Realizable Value	$176.4	$111.8	$64.6	(1)

Ending Product Inventories at Net Realizable Value	(133.8)	(176.4)	42.6	(2)

(Increase) Decrease in the Net Realizable Value of Product Inventories	$42.6	$(64.6)	$107.2

(1) The change is primarily due to a 42.7 percent increase in the hundredweight of sugar inventory as of August 31, 2011, as compared to August 31, 2010 and a 14.8 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2011, as compared to August 31, 2010.

(2) The change is primarily due to a 28.0 percent decrease in the hundredweight of sugar inventory as of August 31, 2012, as compared to August 31, 2011, partially offset by a 2.4 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2012, as compared to August 31, 2011.

Selling, general and administrative expenses increased $9.4 million for the year ended August 31, 2012, as compared to the year ended August 31, 2011.  Selling expenses increased $10.1 million primarily due to increased factory warehousing and packaging costs associated with sugar.  This increase was partially offset by lower selling expenses due to the decreases in the volumes of products sold.  General and administrative expenses decreased $ .7 million due to general cost reductions.

Interest expense decreased $1.5 million for the year ended August 31, 2012, as compared to the year ended August 31, 2011.  This reflects a decrease in the average interest rate for short-term debt and a decrease in the average interest rate and average borrowing level for long-term debt partially offset by an increase in the average borrowing level of short-term debt.

Net proceeds attributable to American Crystal Sugar Company decreased $256.6 million for the year ended August 31, 2012, as compared to the year ended August 31, 2011. This decrease was primarily due to fewer tons of sugarbeets processed and increased operating costs partially offset by increased selling prices.

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

Revenue for the year ended August 31, 2011, was $1.5 billion, an increase of $338.9 million from the year ended August 31, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2011, as compared to the year ended August 31, 2010.

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

Cost of sales for the year ended August 31, 2011, exclusive of payments to members for sugarbeets, increased $10.8 million as compared to the year ended August 31, 2010. This increase was primarily related to higher factory operating costs due to the increase in tons of sugarbeets processed, higher costs associated with purchased sugar at United Sugars Corporation, the Company’s sugar marketing agent, increased costs associated with the non-member sugarbeets and the expense recognized associated with conventional beet seed chemicals. These cost increases were partially offset by the change in product inventories that are recorded at their net realizable value. At the end of each reporting period, product inventories are recorded at their net realizable value. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar-for-dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the year ended August 31, 2011, was $64.6 million as compared to a decrease of $25.8 million for the previous year ended August 31, 2010, resulting in a $90.4 million favorable change in the cost of sales between the two years as shown in the table below:

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

(2) The change is primarily due to a 42.7 percent increase in the hundredweight of sugar inventory as of August 31, 2011, as compared to August 31, 2010 and a 14.8 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2011, as compared to August 31, 2010.

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

2012 Crop and Estimated Fiscal Year 2013 Information

This discussion contains the Company’s current estimate of the results to be obtained from the Company’s processing of the 2012 sugarbeet crop.  This discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2012 sugarbeet crop.  These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2012 is estimated to produce a total of 12.2 million tons of sugarbeets, or approximately 27.0 tons of sugarbeets per acre from approximately 452,000 acres.  This represents an increase in total tons harvested of approximately 23.1 percent compared to the 2011 crop.  The sugar content of the 2012 crop is estimated to be 19.0 percent as compared to 18.0 percent for the 2011 crop.  The Company expects to produce a total of approximately 35.7 million hundredweight of sugar from the 2012 crop, an increase of approximately 27.1 percent compared to the 2011 crop.

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

Item 8.                                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for the fiscal years ended August 31, 2012, 2011 and 2010 have been audited by Eide Bailly LLP, an independent registered public accounting firm.  Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP.  The consolidated financial statements of the Company are included in Appendix A to this annual report.

Item 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2012.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and concluded that the Company maintained effective internal control over financial reporting as of August 31, 2012 based on these criteria.

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

Item 9B.                           OTHER INFORMATION

None.

PART III

Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of the Company consists of three directors from each of the five Red River Valley factory districts.  Directors must hold common stock of the Company or must be representatives of such shareholders belonging to the district they represent and are elected by the members of that district.  In the case of a holder of common stock who is other than a natural person, a duly appointed or elected representative of such shareholder may serve as a director.  The Company does not have a nominating committee. Any holder of common stock can stand for election or be nominated from the floor at the factory district meeting where elections are held.  Each person’s experience, qualifications, attributes or skills to serve as a director are determined by the members voting in the district meetings at which the election occurs and not reviewed or otherwise considered by the Company before any election. The directors were elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from each Red River Valley factory district.  A director cannot serve more than four consecutive three-year terms.  Our board officers consist of a Chairman and a Vice-Chairman.  These board offices are populated by members of the Board of Directors who are elected by and at the discretion of the Board of Directors.  Each of these individual’s experience, qualifications, attributes or skills to serve in their capacity as a board officer is determined by the members of the Board of Directors who are voting to place these individuals in these offices.

The table below lists certain information concerning current directors of the Company.

Name and Address	Age	Factory District	Director Since	Term Expires December
Robert M. Green (Chairman)	58	Drayton	2005	2014
220 Park St.
Saint Thomas, ND 58276

Steve Williams (Vice-Chairman)	61	Crookston	2006	2012
515 Thompson Ave.
Fisher, MN 56723

Donald S. Andringa	58	Crookston	2008	2014
422 4th Avenue NE
Crookston, MN 56716

William Baldwin	66	Drayton	2004	2013
8244 144th Ave. NE
St Thomas, ND 58276

John Brainard	52	Hillsboro	2005	2014
204 6th St. W
Ada, MN 56510

Brian R. Erickson	64	East Grand Forks	2005	2014
824 James Ave. SE
East Grand Forks, MN 56721

Dale Fischer	58	Moorhead	2012	2014
9494 Hwy 10
Glyndon, MN 56547

John F. Gudajtes	63	East Grand Forks	2003	2012
Box 37
Minto, ND 58261

Curtis E. Haugen	51	East Grand Forks	2001	2013
45508 300th St. NW
Argyle, MN 56713

William Hejl	57	Moorhead	2007	2013
15560 28th St. SE
Amenia, ND 58004

Curtis Knutson	54	Crookston	2007	2013
35545 290th St. SW
Fisher, MN 56723

Jeff D. McInnes	55	Hillsboro	2001	2013
16485 6th Street SE
Hillsboro, ND 58045

David Mueller	52	Hillsboro	2009	2012
16283 7th Street NE
Cummings, ND 58223

Wayne Tang	58	Moorhead	2009	2012
25226 Town & Country Estates Rd
Detroit Lakes, MN 56501

Neil C. Widner	61	Drayton	2000	2012
PO Box 47
Stephen, MN 56757

Below is the biographical information on each Director.

Robert M. Green.  Mr. Green has been a director since 2005 and has served as Chairman since 2011.  Mr. Green has been a sugarbeet grower since 1976.  Mr. Green serves on the Board of Directors of United Sugars Corporation, the Board of Directors of Midwest Agri-Commodities Company and as a director for the American Sugarbeet Growers Association.  Mr. Green served 12 years as a director of the Red River Valley Sugarbeet Growers Association.

Steve Williams.  Mr. Williams has been a director since 2006 and has served as Vice-Chairman since 2011.  Mr. Williams has farmed near Fisher, Minnesota since 1987.  Mr. Williams serves on the Board of Directors of United Sugars Corporation, the Board of Governors of ProGold Limited Liability Company and on the Board of Directors of the American Sugarbeet Growers Association, serving as its President from 2006 to 2008.  Mr. Williams is also the President of the Board of Directors for the Halstad Cooperative Telephone Company.  Mr. Williams served as a director of the Red River Valley Sugarbeet Growers Association from 1998 to 2007, and served as its Chairman from 2003 to 2007.

Donald S. Andringa. Mr. Andringa has been a director since 2008. Mr. Andringa began farming in 1974 near Crookston, Minnesota.  Mr. Andringa currently serves on the Board of Governors of ProGold Limited Liability Company and the Advisory Board for the University of Minnesota-Crookston Northwest Research and Outreach Center. Mr. Andringa previously served on Board of Directors of the Crookston Factory District Grower Association, the Red River Valley Sugarbeet Growers Association’s Executive Committee, the Board of Directors of the Red River Valley Farmers Insurance Pool and the American Sugarbeet Growers Association Board of Directors.

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

Dale Fischer. Mr. Fischer has been raising sugarbeets in the Moorhead, Minnesota area since 1973. Mr. Fischer has served on the Red River Valley Sugarbeet Growers Association’s Board of Directors for the past 12 years, currently serving as chairperson of the Moorhead Factory District and on the Executive Committee. Mr. Fischer has been a director of the Farmers Union Oil Company of Moorhead for the past 24 years and is a past chairperson of the board

John F. Gudajtes.  Mr. Gudajtes has been a director since 2003.  Mr. Gudajtes has farmed in the Minto, North Dakota area since 1967 and is the President of Gudajtes Farms.  Mr. Gudajtes is a past President of the Walsh County Historical Society.

Curtis E. Haugen.  Mr. Haugen has been a director since 2001 and served as Vice-Chairman from 2009 to 2011.  Mr. Haugen has been a farmer since 1981 and farms near Argyle, Minnesota.  Mr. Haugen serves on the Board of Directors of United Sugars Corporation, as a director for the American Sugarbeet

Growers Association and as a director and President of the Farmer’s Union Oil Company, Oslo, Minnesota.

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

Wayne Tang. Mr. Tang was elected as a director in 2009. Mr. Tang has been a farmer since 1972.  Mr. Tang serves on the Board of Governors of ProGold Limited Liability Company and previously served on the American Sugarbeets Growers Association Board of Directors and as Vice Chairman of the Red River Valley Sugarbeet Growers Association’s Executive Committee.

Neil C. Widner.  Mr. Widner has been a director since 2000 and served as Chairman from 2009 to 2011.  Mr. Widner has farmed near Stephen, Minnesota, since 1973.

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

As of August 31, 2012, the Board of Directors of the Company has determined that there is no audit committee financial expert serving on the Audit Committee.  The Company is a cooperative formed in accordance with the Minnesota cooperative law of the State of Minnesota.  In accordance with the Minnesota cooperative law, the Amended and Restated Articles of Incorporation of the Company and the Amended and Restated Bylaws of the Company, the Board of Directors must be composed of members of the Company (the holders of common stock).  Membership in the Company is limited to agricultural producers who are actively involved in the production of sugarbeets.  Based on the state law requirements for both membership and board service, the Company is unable to recruit outside of its membership to elect to its Board of Directors and its audit committee an individual that possesses the attributes of an “audit committee financial expert” as defined by the SEC.  To date, the Company has been unable to recruit from its membership an individual to serve on the Board of Directors that possesses the attributes of an “audit committee financial expert.”

The Audit Committee has reviewed and discussed with management and Eide Bailly LLP the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The Audit Committee also discussed with Eide Bailly LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements of Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Eide Bailly LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding Eide Bailly LLP’s communications with the Audit Committee concerning its independence from the Company and has discussed with Eide Bailly LLP its independence from the Company. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012 for filing with the Commission.

On August 31, 2012, the members of the Audit Committee were John Brainard (Committee Chair), Donald S. Andringa, Brian R. Erickson, William A. Hejl, David Mueller, Wayne Tang and Neil Widner.

Company Officers

The table below lists the officers of the Company for the fiscal year covered by this report, none of whom owns any shares of Common Stock or Preferred Stock.  Officers are elected annually by the Board of Directors.

Name	Age	Position
David A. Berg	58	President and Chief Executive Officer
Thomas S. Astrup	43	Vice President-Finance and Chief Financial Officer
Joseph J. Talley	52	Chief Operating Officer
Brian F. Ingulsrud	49	Vice President-Administration
Teresa A. Warne	42	Corporate Controller, Chief Accounting Officer, Assistant Secretary and Assistant Treasurer
Daniel C. Mott	53	Secretary
Samuel S. M. Wai	58	Treasurer and Assistant Secretary
Mark L. Lembke	56	Finance Administration Manager, Assistant Secretary and Assistant Treasurer
David L. Malmskog	55	Director - Economic Analysis, Assistant Secretary and Assistant Treasurer
Ronald K. Peterson	57	Accounting & Systems Manager, Assistant Secretary and Assistant Treasurer
Lisa M. Maloy	48	Treasury Operations Manager and Assistant Secretary and Assistant Treasurer

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

Joseph J. Talley.  Mr. Talley was named the Company’s Chief Operating Officer in May 2007.  Mr. Talley was named as the Chairman of the Board and Chief Executive Officer of Sidney Sugars Incorporated in May 2007.  Mr. Talley served as the Company’s Vice President-Finance and Chief Financial Officer from 2003 to 2007.  Mr. Talley was the Company’s Vice President-Finance from 1998 to 2003.  Mr. Talley also served as Chief Operating Officer of Sidney Sugars Incorporated from 2002 to 2007.  He currently serves on the Board of Directors for Sidney Sugars Incorporated and on the ProGold Limited Liability Company Board of Governors.

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

Lisa M. Maloy.  Ms. Maloy was named the Company’s Assistant Secretary and Assistant Treasurer in 2011.  Ms. Maloy also currently serves as the Company’s Treasury Operations Manager.  Previously, she had served as assistant Secretary since 2002.

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

Item 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis addresses the compensation paid to the individuals who served as our President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Vice President of Administration for fiscal year 2012, all of whom are identified on the Summary Compensation Table immediately following this report (Named Executive Officers). Immediately following this compensation discussion and analysis is the Compensation Committee Report of the Board of Directors (the Committee Report) of the Compensation Committee.

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

Our management, on behalf of the Compensation Committee and Board of Directors, retained Towers Watson, an outside compensation consultant (Compensation Consultant), to prepare market-based compensation data comparing compensation information for our Named Executive Officers with that of executive officers in our market.  This analysis uses market data from published national survey sources, including Towers Watson CDB manufacturing, North Central and private industry and the Towers Watson Data Services manufacturing surveys.  In addition, pay data from the proxy materials from the following group of comparative companies is referenced:

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

This data was provided to the Compensation Committee in September, 2011, when the Compensation Committee made compensation determinations and was utilized to establish market based pay practices for each of the Named Executive Officer positions.

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

Elements of Compensation

The elements of compensation paid to our Named Executive Officers for 2012 are as follows:

•                  Base salary

•                  Short-term cash incentive compensation

•                  Long-term incentive compensation

•                  Retirement and other benefits

•                  Perquisites

•                  Severance for our President and Chief Executive Officer

•                  Severance for our Chief Operating Officer, Mr. Joseph Talley, effective July 15, 2011 through the period ending August 31, 2013

Each of the above are more completely described below.

Base Salary

The objective of the level of base salary paid to our Named Executive Officers is to reflect individual roles and responsibilities, performance, reporting structure, experience in the executive’s particular position, and internal pay relationships with respect to market competitiveness.  All established base salaries for fiscal year 2012 for our Named Executive Officers were in accordance with our compensation philosophy described earlier in this report.

The fiscal year 2012 base salary of our President and Chief Executive Officer, Mr. Berg, was set by the Board of Directors in September, 2011 based on the comparable market data provided by our Compensation Consultant and the base salaries for the remaining Named Executive Officers were set by Mr. Berg using the same comparable market data.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is designed to reward the Named Executive Officers for their individual performance and our financial performance for the most recently completed fiscal year.  Short-term cash incentive compensation is paid in cash following the close of the fiscal year.

Short-term cash incentive compensation provides an annual cash incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers who meet performance objectives.  For fiscal year 2012, our President and Chief Executive Officer had an opportunity to receive an additional 45% of his base salary, and the other Named Executive Officers had an opportunity to receive an additional 35% of their base salary, by meeting “target” performance levels.  Actual awards are determined based on the different performance levels achieved by the Named Executive Officers.  The potential for short-term cash incentive compensation for the President and Chief Executive Officer ranges from 0% for unsatisfactory performance to a maximum of 90% for outstanding performance.  For our other Named Executive Officers, the potential for short-term cash incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 70% for outstanding performance.

The President and Chief Executive Officer’s performance objectives were weighted with 50% of the potential award based on our overall financial performance and 50% of the potential award based on the President and Chief Executive Officer’s individual performance objectives as established by the Board of Directors at the beginning of the fiscal year.  For the other Named Executive Officers, annual performance objectives were determined by the President and Chief Executive Officer with the input and consult of the Compensation Committee at the beginning of the fiscal year, with 40% based on our overall financial performance and 60% based on the achievement of individual performance objectives, including personal effectiveness.  Our overall financial performance objectives are based on the final gross beet payment for the fiscal year and total on-farm profit.  Total on-farm profit is equal to total gross beet payment minus the product of Total Harvested Acres multiplied by On-Farm Costs per Acre.  On-Farm Cost per Acre is based on the Red River Valley Report from the Minnesota and North Dakota Farm Business Management Education Program.  Both of the targets for these performance objectives are approved by the Compensation Committee.  For fiscal year 2012, the performance level was unsatisfactory for both the final gross beet payment and total on-farm profit.

The individual performance objectives of our Named Executive Officers are based primarily on performance measures in the key areas of cost and revenue management, agronomy best practices, factory performance, sugar recovery, safety, product quality and financial management.  Our Named Executive Officers’ performance objectives also include key elements of personal managerial effectiveness such as leadership, problem solving, risk taking and communication.

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

Long-Term Incentive Compensation

Long-term incentive compensation provides a financial incentive opportunity, expressed as a percent of base salary, for our Named Executive Officers as a group who meet performance objectives designed to encourage long-term commitment to our organization.  Our 2005 Long-Term Incentive Plan, as amended (Plan), sets forth long-term incentive compensation available to our Named Executive Officers.  For fiscal year 2012, our President and Chief Executive Officer had an opportunity to receive an additional 40% of his base salary and the other Named Executive Officers had an opportunity to receive an additional 20% of their base salary assuming target performance levels.  Actual awards are determined based on the performance level achieved by the Named Executive Officers as a group.  The potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 80% for outstanding performance for the President and Chief Executive Officer.  For our other Named Executive Officers, the potential for long-term incentive compensation ranges from 0% for unsatisfactory performance to a maximum of 40% for outstanding performance.  Unlike our short-term cash incentive compensation, long-term incentive compensation awards are based on the performance level of our Named Executive Officers as a group.  Forty-five percent (45%) of the performance objectives were based on the fiscal year’s actual on-farm profit as compared to historical profit levels while the other 55% was based on an assessment made by the Board of Directors regarding achievement of specific long-term performance objectives as established by the Board of Directors in the areas of international trade and governmental policy, strategic planning, succession management and reputation management.  For fiscal year 2012, the performance level for total on-farm profit was unsatisfactory.

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

On September 26, 2012, 12.93 contract rights were awarded with a grant date of August 31, 2012 to Named Executive Officers with respect to performance for the fiscal year ended August 31, 2012 at a value of $3,550 per contract right.  Correspondingly, the redemption value of the outstanding contract rights previously granted to the Named Executive Officers was increased from $3,250 to $3,550 per contract right.  Effective as of August 31, 2012, (and including the contract rights awarded on September 26, 2012), there were a total of 1,432.76 contract rights issued and outstanding to the Named Executive Officers, of which 1,217.22 were vested.

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

Our Named Executive Officers participate in our fully insured long-term disability program for all nonunion employees to provide income protection in the event of permanent disability.  The long-term disability plan is part of the core benefits we provide.  The long-term disability plan provides a benefit equal to 60% of base pay with a maximum monthly benefit of $10,000.  The Named Executive Officers pay tax on the value of the long-term disability premium, and as a result if they become disabled their benefit will not be taxable.  Most other nonunion employees are not taxed on the value of their long-term disability premium; therefore if they become disabled their benefit will be taxable.  For the Named Executive Officers, we impute the value of the premium to provide a tax-free benefit to partially offset the impact of receiving a disability benefit less than 60% of base pay because of the $10,000 monthly benefit limitation.

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

Severance

If we terminate Mr. Berg’s employment without cause he is entitled to receive a post-termination severance payment equal to two years of his base salary in effect on the date of termination.  Mr. Talley is entitled to receive a post-termination severance payment equal to one year of his base salary in effect on the date of termination in the event we terminate his employment on or before August 31, 2013.

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

We entered into an employment agreement (Original Agreement) with Mr. Talley effective July 15, 2011 and continuing through the period ending August 31, 2012.  On September 13, 2012, we amended the Original Agreement by entering into a new agreement effective September 1, 2012 that is identical to the original agreement except that it terminates on August 31, 2013.  The agreement provides that Mr. Talley shall serve as an “at will” employee at the pleasure of the President and Chief Executive Officer. The agreement also provides that Mr. Talley receive a severance payment, any accrued benefits and a prorated portion of incentive awards if the Company terminates Mr. Talley’s employment prior to August 31, 2013.

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

Members of the Compensation Committee as of the date of the report, all of whom are members of the Board of Directors and none of whom are members of management are:

Jeff McInnes, Chairman

William Baldwin

John Brainard

Brian R. Erickson

Dale Fischer

John F. Gudajtes

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended August 31, 2012, 2011 and 2010.  The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers of the Company.

2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Non-Equity Short-Term Incentive Plan Compensation (1)	Non-Equity Long-Term Incentive Plan Compensation (1),(2)	Non-Equity Long-Term Incentive Plan Compensation (1),(3)	Non-Equity Long-Term Incentive Plan Compensation (1),(4)	Change in Pension Value and Nonqualified Deferred Compensation (NQDC) Earnings (5)	All Other Compensation (6)	Total
David A. Berg - President	2012	$653,775	$0	$25,525	$213,891	$67,820	$690,404	$54,075	$1,705,490
and Chief Executive	2011	$587,169	$413,897	$355,810	$422,443	$270,153	$341,213	$48,090	$2,438,775
Officer	2010	$554,077	$340,808	$297,560	$170,380	$64,523	$502,639	$45,501	$1,975,488

Thomas S. Astrup - Vice	2012	$331,484	$71,139	$6,284	$87,111	$35,564	$189,345	$18,966	$739,893
President-Finance and	2011	$295,321	$140,116	$89,570	$196,651	$185,374	$39,725	$17,190	$963,947
Chief Financial Officer	2010	$277,579	$107,163	$74,486	$95,102	$61,000	$103,213	$17,596	$736,139

Joseph J. Talley - Chief	2012	$438,415	$82,811	$8,378	$59,157	$16,937	$306,880	$35,945	$948,523
Operating Officer	2011	$389,896	$239,548	$118,593	$112,490	$55,961	$96,840	$33,061	$1,046,389
	2010	$361,652	$176,708	$97,028	$42,924	$23,418	$176,124	$30,732	$908,586

Brian F. Ingulsrud - Vice	2012	$316,970	$50,738	$5,716	$65,790	$23,560	$247,653	$20,054	$730,481
President-Administration	2011	$269,002	$137,154	$81,575	$135,940	$104,584	$64,399	$16,622	$809,276
	2010	$252,876	$105,150	$67,856	$58,657	$27,139	$172,772	$15,521	$699,971

(1)             Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer compensation into the 401(k) plan or the Supplemental Executive Retirement Plan (SERP).

(2)             Represents the stated value of contract rights that were earned in the fiscal year, which was the year performance targets were achieved. Contract rights vest equally over a three year period.  For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form 10-K.

(3)             Represents the change in value of the outstanding contract rights granted to the executives in prior years of $300 per contract right in 2012, $700 per contract right in 2011 and $350 per contract right in 2010.  Contract rights vest equally over a three year period.  For further information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” within this Form 10-K.

(4)             Represents the Profit-Per-Acre payments that were earned in the fiscal year on vested contract rights.

(5)             Components of Change in Pension Value and NQDC Earnings. See table below for details:

Change in Pension Value and Nonqualified Deferred Compensation Earnings

Name and Principal Position	Pension (A)	SERP- (Pension) (A)	Preferential Interest on Non-Qualified Deferred Compensation (B)	Total
David A. Berg - President and Chief Executive Officer	$218,060	$472,342	$2	$690,404

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	$125,922	$63,422	$1	$189,345

Joseph J. Talley - Chief Operating Officer	$155,886	$150,985	$9	$306,880

Brian F. Ingulsrud - Vice President-Administration	$170,984	$76,669	$0	$247,653

(A) Represents the change in the present value of the accumulated benefits provided by the plan or agreement including the effect of the decrease in the discount rate from 5.12% to 3.71%.

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

Realized Compensation

The SEC’s calculation of total compensation, as shown above in the 2012 Summary Compensation Table, includes several items that are driven by accounting and actuarial assumptions, which are not necessarily reflective of compensation actually realized by the named executives in a particular year.  To supplement the SEC-required disclosure, we have included the additional table below, which shows Realized Compensation for each named executive, as would be reported on the named executive’s W-2 form for each of the years shown.

2012 Realized Compensation Table

Name and Principal Position	Year	Realized Compensation (1)	Total Compensation (2)
David A. Berg - President and Chief Executive Officer	2012	$659,863	$1,705,490
	2011	$1,214,003	$2,438,775
	2010	$916,701	$1,975,488

Thomas S. Astrup - Vice President - Finance and Chief Financial Officer	2012	$416,528	$739,893
	2011	$592,783	$963,947
	2010	$423,993	$736,139

Joseph J. Talley - Chief Operating Officer	2012	$530,254	$948,523
	2011	$680,147	$1,046,389
	2010	$553,835	$908,586

Brian F. Ingulsrud - Vice President - Administration	2012	$361,523	$730,481
	2011	$485,139	$809,276
	2010	$385,172	$699,971

(1)    Amounts as would be reported on the named executive’s W-2 form. Amounts reported as realized compensation differ substantially from the amounts determined under SEC rules and reported as total compensation in the

2012 Summary Compensation table.  Realized compensation is not a substitute for total compensation.  For 2012, realized compensation represents: (a) total compensation, as determined under applicable SEC rules, minus (b) the value of the contracts rights granted to the executives in the current year, minus (c) the change in value of the outstanding contract rights granted to the executives in prior years, minus (d) the year-over-year change in pension value and nonqualified deferred compensation earnings (as reflected in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column), minus (e) Deferred 2012 Profit-Per-Acre unit retains, plus (f) Profit-Per-Acre unit retains paid, minus (g) 401(k) and SERP employee and Company contributions.

(2) Amounts as reflected on the above 2012 Summary Compensation table.

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

Grants of Plan-Based Awards Table

Name and Principal	Grant	Action	Units	Estimated Future Payouts UnderNon-Equity Incentive Plan Awards - LTIP - Contract Rights (1)			Estimated Future Payouts Under Non-Equity Incentive Plan - STIP (2)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards - PPA (3)
Position	Date	Date	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
David A. Berg - President and Chief Executive Officer	8/31/2012	9/26/2012	7.19		$25,525		$0	$287,001	$574,002		$1,029

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	8/31/2012	9/26/2012	1.77		$6,284		$0	$110,269	$220,539		$253

Joseph J. Talley - Chief Operating Officer	8/31/2012	9/26/2012	2.36		$8,378		$0	$146,531	$293,062		$338

Brian F. Ingulsrud - Vice President-Administration	8/31/2012	9/26/2012	1.61		$5,716		$0	$100,443	$200,886		$231

(1)       The “Target” amounts represent contract rights at the 8/31/2012 stated value of $3,550 per contract right.  These rights vest to the executive equally over three years.  Theoretically, the minimum received for these contract rights could be $0 and there is no maximum.

(2)       The amounts indicated represent future potential payments under the Short-Term Incentive Plan (STIP) based on the executives’ salary as of August 31, 2012.

(3)       The “Target” amount represents future Profit-Per-Acre (PPA) annual payments that will be paid to executives upon vesting and assuming a similar beet payment and on-farm costs to that experienced in fiscal year 2012.  PPA payments are only paid on vested contract rights.  Theoretically, the minimum payment could be $0 and there is no maximum.

Pension Benefits

The table below reflects information for the Named Executive Officers pertaining to the Company’s Pension Plan and the Supplemental Executive Retirement Plan.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
David A. Berg - President and Chief Executive Officer	Retirement Plan A For Employees of ACSC (2)	25	$844,740	—

	Supplemental Executive Retirement Plan (2)	25	$1,329,464	—

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	Retirement Plan A For Employees of ACSC (2)	18	$312,744	—

	Supplemental Executive Retirement Plan (2)	18	$146,077	—

Joseph J. Talley - Chief Operating Officer	Retirement Plan A For Employees of ACSC (2)	18	$481,551	—

	Supplemental Executive Retirement Plan (2)	18	$390,421	—

Brian F. Ingulsrud - Vice President-Administration	Retirement Plan A For Employees of ACSC (2)	21	$495,183	—

	Supplemental Executive Retirement Plan (2)	21	$176,516	—

(1)        Footnote (11), “Employee Benefit Plans”, of the Company’s Notes to the Consolidated Financial Statements discloses the significant assumptions used in calculating this benefit.

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

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End
David A. Berg - President and Chief Executive Officer	$41,390	$32,707	$93,097	—	$887,849

Thomas S. Astrup - Vice President-Finance and Chief Financial Officer	—	$6,700	$5,729	—	$93,994

Joseph J. Talley - Chief Operating Officer	$7,187	$15,256	$49,034	—	$1,201,003

Brian F. Ingulsrud - Vice President-Administration	$10,749	$6,663	$3,464	—	$52,535

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

(3)         Preferential interest is included here as well as in the NQDC column of the Summary Compensation Table. Preferential interest for fiscal year 2012 is as follows: Mr. Berg - $2: Mr. Astrup - $1: Mr. Talley - $9.  Executives have the option of investing funds in an S&P 500 index fund or in a money market fund guaranteeing interest at prime as of January 2 of each calendar year.  The 2012, 2011 and 2010 calendar year rates each were 3.25%.

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

If Mr. Berg’s employment is terminated without cause, he will be eligible for severance pay equal to two times his then current base salary.  Mr. Berg has elected to receive a lump-sum payout of the benefits provided by the Supplemental Executive Retirement Plan (SERP) upon separation from the Company.  The present value of Mr. Berg’s pension related SERP was approximately $1.3 million as of August 31, 2012.

If Mr. Talley’s employment is terminated prior to August 31, 2013, he will be eligible for severance pay equal to one times his then current base salary plus a prorated portion of any incentive awards that would otherwise have been paid and/or awarded him under the Company’s long-term and short-term incentive plans.  Mr. Talley has elected to receive a lump-sum payout of the benefits provided by the SERP upon separation from the Company.  The present value of Mr. Talley’s pension related SERP was approximately $390,000 as of August 31, 2012.

Compensation of Directors

The Board of Directors meets monthly.  For fiscal year 2012, the Company provided its directors with compensation consisting of (i) a payment of $675 per month, (ii) a per diem payment of $300 for each day spent on Company activities, including board meetings and other Company functions, and (iii) reimbursement of expenses associated with director responsibilities.  The Chairman and Vice-Chairman of the Board of Directors received payments of $2,175 and $1,175, respectively, per month and a per diem in the amount of $300 for each day spent on Company activities.  The monthly compensation paid to the Chairman, Vice-Chairman and directors increases by $25 per month each fiscal year.

Under the terms of the Board of Directors Deferred Compensation Plan, members of the Board of Directors can elect to defer receipt of their monthly and per diem compensation.  This is an annual irrevocable election made prior to January 1 of each calendar year the fees are to be paid.  The amounts are deferred until the earliest of the board member’s withdrawal from the Board of Directors, the board member’s death or attainment of age 65.  Two payment options are available at the election of the participant.  Payments can be received in a single lump sum or in equal installments over a period of up to ten years.  The Board of Directors, at its discretion, can elect to distribute the remaining balance at any time.  Interest is earned on the amounts deferred based on the Company’s weighted average cost of short-term and long-term borrowing.  Currently, there is one former board member who has elected to participate in this plan.  The amount deferred, as of August 31, 2012, was approximately $32,000.

The table below reflects director compensation for the year ended August 31, 2012.

Name	Fees Earned (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and NQDC Earnings	All Other Compensation	Total
Robert Green, Director, Chairman of the Board (2)	$47,400	N/A	N/A	N/A	$47,400

Steve Williams, Director, Vice-Chairman of the Board (3)	$39,000	N/A	N/A	N/A	$39,000

Donald S. Andringa, Director	$26,100	N/A	N/A	N/A	$26,100

William Baldwin, Director	$27,300	N/A	N/A	N/A	$27,300

John Brainard, Director	$24,300	N/A	N/A	N/A	$24,300

Brian Erickson, Director	$27,600	N/A	N/A	N/A	$27,600

Dale Fischer, Director (4)	$3,375	N/A	N/A	N/A	$3,375

John Gudajtes, Director	$22,200	N/A	N/A	N/A	$22,200

Curtis Haugen, Director, Vice-Chairman of the Board (5)	$32,400	N/A	N/A	N/A	$32,400

William Hejl, Director	$8,100	N/A	N/A	N/A	$8,100

Curtis Knutson, Director	$18,000	N/A	N/A	N/A	$18,000

Dale Kuehl, Director (6)	$6,600	N/A	N/A	N/A	$6,600

Jeff McInnes, Director	$21,750	N/A	N/A	N/A	$21,750

David Mueller, Director	$20,550	N/A	N/A	N/A	$20,550

Wayne Tang, Director	$24,300	N/A	N/A	N/A	$24,300

Neil Widner, Director, Chairman of the Board (7)	$34,350	N/A	N/A	N/A	$34,350

(1)         Consists of fees of $675 per month to Directors, $2,175 to the Chairman of the Board and $1,175 to the Vice Chairman of the Board. The Chairman, Vice Chairman and Directors also receive a per diem fee of $300 for each day spent on Company activities.

(2)         Chairmanship began in December 2011.

(3)         Vice-Chairmanship began in December 2011.

(4)         Term began in April 2012.

(5)         Vice-Chairmanship ended in December 2011.

(6)         Deceased December 2011.

(7)         Chairmanship ended in December 2011.

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of Preferred shares the member holds.  The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock.  The Preferred Stock of the Company is non-voting stock.  The Company’s stock can only be held by individuals who are sugarbeet growers.  None of the officers or executives of the Company hold stock of the Company.  As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote.  As a group, the directors own approximately 2 to 3 percent of the outstanding Preferred Stock.

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

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Eide Bailly LLP for the audits of the Company’s and consolidated companies’ annual financial statements for the years ended August 31, 2012 and 2011 and fees for other services rendered by Eide Bailly LLP during those periods.

(In Thousands)	2012	2011
Audit Fees	$137	$133
Audit-Related Fees	25	24
Tax Fees	42	50
All Other Fees	7	13
Total	$211	$220

Audit Fees.  The Audit Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company for audit services related to the audit of the Company’s and consolidated companies’ annual financial statements and review of the statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2012 and fiscal 2011.

Audit-Related Fees.  The Audit-Related Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for assurance and related services provided by Eide Bailly LLP related to the performance of the audit or review of the Company’s financial statements for fiscal 2012 and fiscal 2011.  These services included benefit plan audits.

Tax Fees.  The Tax Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services rendered by Eide Bailly for tax compliance and tax return preparation services for fiscal 2012 and fiscal 2011.

All Other Fees.  All Other Fees set forth above include the aggregate fees billed by Eide Bailly LLP to the Company and consolidated companies for professional services provided by Eide Bailly LLP to the Company and consolidated companies for fiscal 2012 and fiscal 2011.

The Company’s Audit Committee pre-approves all professional services provided by Eide Bailly LLP to the Company.  The Audit Committee approved all of the services and the fees billed for such services to the Company.  The Audit Committee makes its decisions on the approval of services with due consideration given to maintaining the independence of the principal accountant.  None of the hours expended on the audit of the 2012 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Eide Bailly LLP.

PART III

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

	1.	Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended August 31, 2012, 2011 and 2010
Consolidated Balance Sheets as of August 31, 2012 and 2011
Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the Years Ended August 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended August 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules
None

	3.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-4 of this report

(b)	Exhibits

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

AMERICAN CRYSTAL SUGAR COMPANY
By:	/s/ DAVID A. BERG
President and Chief Executive Officer

Dated: November 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. BERG	President and Chief Executive Officer	November 8, 2012
(Principal Executive Officer)
/s/ THOMAS S. ASTRUP	Vice President-Finance and Chief Financial	November 8, 2012
Officer (Principal Financial Officer)
/s/ TERESA A. WARNE	Corporate Controller	November 8, 2012
(Principal Accounting Officer)
/s/ ROBERT M. GREEN	Director (Chairman)	November 8, 2012

/s/ STEVE WILLIAMS	Director (Vice-Chairman)	November 8, 2012

/s/ DONALD S. ANDRINGA	Director	November 8, 2012

/s/ WILLIAM BALDWIN	Director	November 8, 2012

/s/ JOHN BRAINARD	Director	November 8, 2012

/s/ BRIAN R. ERICKSON	Director	November 8, 2012

/s/ DALE FISCHER	Director	November 8, 2012

/s/ JOHN F. GUDAJTES	Director	November 8, 2012

/s/ CURTIS E. HAUGEN	Director	November 8, 2012

/s/ WILLIAM A. HEJL	Director	November 8, 2012

/s/ CURTIS KNUTSON	Director	November 8, 2012

/s/ JEFF D. MCINNES	Director	November 8, 2012

/s/ DAVID MUELLER	Director	November 8, 2012

/s/ WAYNE TANG	Director	November 8, 2012

/s/ NEIL C. WIDNER	Director	November 8, 2012

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of American Crystal Sugar Company

Moorhead, Minnesota

We have audited the accompanying consolidated balance sheets of American Crystal Sugar Company and Subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, changes in members’ investments and comprehensive income, and cash flows for the years ended August 31, 2012, 2011, and 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such an opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Crystal Sugar Company and Subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended August 31, 2012, 2011, and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Sioux Falls, South Dakota
November 8, 2012

American Crystal Sugar Company

Consolidated Statements of Operations

For the Years Ended August 31

(In Thousands)

	2012	2011	2010
Net Revenue	$1,479,095	$1,542,777	$1,203,897

Cost of Sales	611,253	431,620	420,842

Gross Proceeds	867,842	1,111,157	783,055

Selling, General and Administrative Expenses	299,056	289,649	238,905

Operating Proceeds	568,786	821,508	544,150

Other Income (Expense):
Interest Income	475	1,225	150
Interest Expense, Net	(8,165)	(9,684)	(9,012)
Other, Net	(413)	(322)	(435)

Total Other Expense	(8,103)	(8,781)	(9,297)

Proceeds Before Income Tax	560,683	812,727	534,853

Income Tax Expense	(6,026)	(1,871)	(2,309)

Consolidated Net Proceeds	554,657	810,856	532,544

Less: Net Proceeds Attributable to Noncontrolling Interests	(6,404)	(6,025)	(6,432)

Net Proceeds Attributable to American Crystal Sugar Company	$548,253	$804,831	$526,112

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$10,895	$8,741	$5,426
Unit Retains Declared to Members	27,453	43,574	29,531
Net Credit to American Crystal Sugar Company’s Members’ Investments	38,348	52,315	34,957
Payments to Members for Sugarbeets, Net of Unit Retains Declared	509,905	752,516	491,155
Total	$548,253	$804,831	$526,112

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Assets

	2012	2011
Current Assets:
Cash and Cash Equivalents	$123	$127
Receivables:
Trade	72,314	78,215
Members	4,817	5,889
Other	5,938	4,961
Advances to Related Parties	34,619	32,184
Inventories	272,686	244,038
Prepaid Expenses	904	739

Total Current Assets	391,401	366,153

Property and Equipment:
Land and Land Improvements	88,186	83,852
Buildings	137,156	134,534
Equipment	1,023,625	992,911
Construction in Progress	9,353	2,064
Less Accumulated Depreciation	(852,369)	(814,946)

Net Property and Equipment	405,951	398,415

Net Property and Equipment Held for Lease	84,095	92,824

Other Assets:
Investments in CoBank, ACB	6,131	7,348
Investments in Marketing Cooperatives	82	997
Other Assets	11,820	12,370

Total Other Assets	18,033	20,715

Total Assets	$899,480	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Balance Sheets

August 31

(In Thousands)

Liabilities and Members’ Investments

	2012	2011
Current Liabilities:
Short-Term Debt	$110,640	$66,197
Current Maturities of Long-Term Debt	280	5,765
Accounts Payable	54,911	33,641
Advances Due to Related Parties	5,307	4,831
Other Current Liabilities	50,055	41,723
Amounts Due Growers	99,359	160,886

Total Current Liabilities	320,552	313,043

Long-Term Debt, Net of Current Maturities	128,360	128,640

Accrued Employee Benefits	94,653	63,844

Advances Due to Related Parties	5,033	—

Other Liabilities	10,692	11,081

Total Liabilities	559,290	516,608

Commitments and Contingencies

Members’ Investments:
Preferred Stock, Shares Outstanding: 498,570 and 498,570	38,275	38,275
Common Stock, Shares Outstanding: 2,764 and 2,780	28	28
Additional Paid-In Capital	152,261	152,261
Unit Retains	216,035	207,599
Accumulated Other Comprehensive Income (Loss)	(108,970)	(71,903)
Retained Earnings (Accumulated Deficit)	1,180	(9,715)

Total American Crystal Sugar Company Members’ Investments	298,809	316,545

Noncontrolling Interests	41,381	44,954

Total Members’ Investments	340,190	361,499

Total Liabilities and Members’ Investments	$899,480	$878,107

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Changes in Members’ Investments and Comprehensive Income

For the Years Ended August 31

(In Thousands)

					Accumulated	Retained	American
			Additional		Other	Earnings	Crystal Sugar			Annual
	Preferred	Common	Paid-In	Unit	Comprehensive	(Accumulated	Company	Noncontrolling		Comprehensive
	Stock	Stock	Capital	Retains	Income (Loss)	Deficit)	Total	Interests	Total	Income (Loss)
Balance, August 31, 2009	$38,275	$28	$152,261	$181,601	$(63,705)	$(23,882)	$284,578	$54,950	$339,528
Non-Member Business Income	—	—	—	—	—	5,426	5,426	—	5,426	$5,426
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	6,432	6,432
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	(10,673)	(10,673)
Pension & Post Retirement Prior Service Costs	—	—	—	—	1,316	—	1,316	—	1,316	1,316
Pension & Post Retirement Gain/(Loss)	—	—	—	—	(23,054)	—	(23,054)	—	(23,054)	(23,054)
OCI of Equity Method Investees	—	—	—	—	1,262	—	1,262	—	1,262	1,262
Forward Contract Foreign Currency Loss	—	—	—	—	(34)	—	(34)	—	(34)	(34)
Interest Rate Contract	—	—	—	—	(1,771)	—	(1,771)	—	(1,771)	(1,771)
Unit Retains Withheld from Members	—	—	—	29,531	—	—	29,531	—	29,531
Payments of Unit Retains to Members	—	—	—	(17,353)	—	—	(17,353)	—	(17,353)
Stock Issued/(Redeemed), Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2010	38,275	28	152,261	193,779	(85,986)	(18,456)	279,901	50,709	330,610	$(16,855)
Non-Member Business Income	—	—	—	—	—	8,741	8,741	—	8,741	$8,741
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	6,025	6,025
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	(11,780)	(11,780)
Pension & Post Retirement Prior Service Costs	—	—	—	—	989	—	989	—	989	989
Pension & Post Retirement Gain/(Loss)	—	—	—	—	14,445	—	14,445	—	14,445	14,445
OCI of Equity Method Investees	—	—	—	—	(812)	—	(812)	—	(812)	(812)
Forward Contract Foreign Currency Gain	—	—	—	—	28	—	28	—	28	28
Interest Rate Contract	—	—	—	—	(567)	—	(567)	—	(567)	(567)
Unit Retains Withheld from Members	—	—	—	43,574	—	—	43,574	—	43,574
Payments of Unit Retains to Members	—	—	—	(29,754)	—	—	(29,754)	—	(29,754)
Stock Issued/(Redeemed), Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2011	38,275	28	152,261	207,599	(71,903)	(9,715)	316,545	44,954	361,499	$22,824
Non-Member Business Income	—	—	—	—	—	10,895	10,895	—	10,895	$10,895
Net Proceeds Noncontrolling Interests	—	—	—	—	—	—	—	6,404	6,404
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	(9,977)	(9,977)
Pension & Post Retirement Prior Service Costs	—	—	—	—	(23)	—	(23)	—	(23)	(23)
Pension & Post Retirement Gain/(Loss)	—	—	—	—	(30,582)	—	(30,582)	—	(30,582)	(30,582)
OCI of Equity Method Investees	—	—	—	—	(5,950)	—	(5,950)	—	(5,950)	(5,950)
Forward Contract Foreign Currency Gain	—	—	—	—	(24)	—	(24)	—	(24)	(24)
Interest Rate Contract	—	—	—	—	(488)	—	(488)	—	(488)	(488)
Unit Retains Withheld from Members	—	—	—	27,453	—	—	27,453	—	27,453
Payments of Unit Retains to Members	—	—	—	(19,017)	—	—	(19,017)	—	(19,017)
Stock Issued/(Redeemed), Net	—	—	—	—	—	—	—	—	—

Balance, August 31, 2012	$38,275	$28	$152,261	$216,035	$(108,970)	$1,180	$298,809	$41,381	$340,190	$(26,172)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

For the Years Ended August 31

(In Thousands)

	2012	2011	2010
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$548,253	$804,831	$526,112
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(509,905)	(752,516)	(491,155)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	54,072	58,333	55,580
Loss from Equity Method Investees	47	462	521
Loss on the Disposition of Property and Equipment	524	512	535
Non-Cash Portion of Patronage Dividend from CoBank, ACB	(49)	(75)	(147)
Deferred Gain Recognition	(63)	(63)	(63)
Noncontrolling Interests	6,404	6,025	6,432
Changes in Assets and Liabilities:
Receivables	5,996	(27,182)	6,827
Inventories	(28,648)	(39,921)	(22,806)
Prepaid Expenses	(169)	81	38
Advances To/Due to Related Parties	3,074	(17,807)	11,335
Accounts Payable	19,048	(301)	(1,681)
Other Liabilities	1,798	(332)	17,918
Amounts Due Growers	(61,527)	23,753	49,915
Net Cash Provided By Operating Activities	38,855	55,800	159,361

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(47,467)	(66,208)	(67,828)
Purchases of Property and Equipment Held for Lease	(2,922)	(1,900)	(2,648)
Proceeds from the Sale of Property and Equipment	7	78	26
Equity Distribution from CoBank, ACB	1,266	1,498	1,487
Investments in Marketing Cooperatives	825	(111)	(154)
Changes in Other Assets	(252)	(2,153)	(439)
Net Cash (Used In) Investing Activities	(48,543)	(68,796)	(69,556)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from (Payments on) Short-Term Debt	44,443	61,197	(40,989)
Proceeds from Issuance of Long-Term Debt	—	15,000	—
Long-Term Debt Repayment	(5,765)	(21,668)	(20,789)
Distributions to Noncontrolling Interests	(9,977)	(11,780)	(10,673)
Payment of Unit Retains	(19,017)	(29,754)	(17,353)
Net Cash Provided By (Used In) Financing Activities	9,684	12,995	(89,804)
Increase (Decrease) In Cash and Cash Equivalents	(4)	(1)	1
Cash and Cash Equivalents, Beginning of Year	127	128	127

Cash and Cash Equivalents, End of Year	$123	$127	$128

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of $2,222,000; ($3,356,000) and $3,597,000 for the years ended August 31, 2012, 2011 and 2010, respectively.

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

Operating Lease

ProGold owns a corn wet milling facility which it leases under an operating lease.  On November 6, 2007, ProGold entered into an amended operating lease agreement with Cargill, Incorporated that superseded and replaced the previous ten year lease agreement.  Payments are to be received monthly under the lease, which runs through December 31, 2017.  The operating lease revenue is recognized as earned ratably over the term of the lease and to the extent that amounts received exceed amounts earned, deferred revenue is recorded.  Expenses (including depreciation and interest) are charged against such revenue as incurred.  The lease does not contain a provision for the automatic renewal or extension of the lease terms.  However, it does provide an option for Cargill, Incorporated to request exclusive negotiations with ProGold during a certain period of time prior to the expiration of the current lease.  The lease also contains provisions for increased payments to be received during the lease period related to the plant’s capital additions.

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

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.  The fair value of assets is a significant estimate and it is at least reasonably possible that a change in the estimate could occur in the near term.  No impairment was recognized in 2012, 2011 or 2010.

Related Parties

The following organizations are considered related parties for financial reporting purposes: United Sugars Corporation (United), Midwest Agri-Commodities Company (Midwest) and West Coast Beet Seed Company.

Investments

Investments in CoBank, ACB are stated at cost plus unredeemed patronage refunds received in the form of capital stock.  Investments in Marketing Cooperatives include investments in United and Midwest, which are accounted for using the equity method.  Investments in West Coast Beet Seed Company are stated at cost.

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

Concentration and Sources of Labor

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. On July 31, 2011, the Red River Valley employees represented by the BCTGM rejected the Company’s new contract offer. On August 1, 2011, the Company locked out the Red River Valley union employees. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2015.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

On August 1, 2011, the Company commenced operating its Red River Valley factories with contract replacement workers in order to meet its obligations to its customers and shareholders.  The Company is continuing to recruit and hire limited duration non-union employees to replace the contract workers. The Company cannot predict the time-frame for the resolution of this matter.

Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations. Shipping and handling costs were $203.5 million, $196.2 million and $153.7 million for the years ended August 31, 2012, 2011 and 2010, respectively.

Deferred Costs and Product Values

All costs incurred prior to the end of the Company’s fiscal year that relate to receiving and processing the subsequent year’s sugarbeet crop are deferred.  Similarly, the net realizable values of products produced prior to the end of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred.  The net result of these deferred costs and product values are recorded in the Company’s consolidated balance sheet in “Other Current Liabilities.”  Deferred costs and product values were $8.5 million and $0 as of August 31, 2012 and 2011, respectively.

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

(2) RECEIVABLES:

There was no single customer attributable to the Company that accounted for 10 percent or more of the Company’s total receivables as of August 31, 2012 or 2011 or that accounted for 10 percent or more of the revenues of the Company for the years ended August 31, 2012, 2011 or 2010.

(3) INVENTORIES:

The major components of inventories as of August 31, 2012 and 2011 are as follows:

(In Thousands)	2012	2011
Sugar, Agri-Products, and Sugarbeet Seed	$193,352	$178,862
Unprocessed Sugarbeets	11,575	—
Operating Supplies and Maintenance Parts	67,759	65,176

Total Inventories	$272,686	$244,038

The Company’s reserve for inventory obsolescence was $9.2 million and $8.3 million as of August 31, 2012 and 2011, respectively.

(4) NET PROPERTY AND EQUIPMENT:

Indirect costs capitalized were $ .5 million, $1.5 million and $1.4 million in 2012, 2011 and 2010, respectively.  Construction period interest capitalized was $ .2 million, $ .6 million and $ .6 million in 2012, 2011 and 2010, respectively. Depreciation expense was $41.9 million, $45.4 million and $43.4 million in 2012, 2011 and 2010, respectively. The Company had outstanding commitments totaling $4.8 million as of August 31, 2012, for equipment and construction contracts related to various capital projects.

(5) NET PROPERTY AND EQUIPMENT HELD FOR LEASE:

ProGold owns a corn wet-milling facility that it leases under an operating lease which runs through December 31, 2017.  Under the terms of the operating lease, the lessee manages all aspects of the operations of the ProGold corn wet-milling facility.

Net Property and Equipment Held for Lease are stated at cost, net of accumulated depreciation. Depreciation expense was $11.4 million, $11.4 million and $11.2 million in 2012, 2011 and 2010,

respectively.  The components of Net Property and Equipment Held for Lease as of August 31, 2012 and 2011 are shown below:

(In Thousands)	2012	2011
Land and Land Improvements	$8,134	$8,134
Buildings	41,767	41,655
Equipment	206,375	206,761
Construction in Progress	3,575	1,398
Less Accumulated Depreciation	(175,756)	(165,124)

Net Property and Equipment Held for Lease	$84,095	$92,824

Future minimum payments to be received under the lease are as follows:

Fiscal year ending August 31, (In Thousands)
2013	$21,500
2014	21,500
2015	21,500
2016	21,500
2017	21,500
Thereafter	7,167

Total	$114,667

(6) INVESTMENTS IN MARKETING COOPERATIVES:

The Company has a 62 percent ownership interest and a 33 1/3 percent voting interest in United.  The investment is accounted for using the equity method.  As of August 31, 2012, the Company’s share of United’s losses exceeded the carrying amount of the investment in United by approximately $5.9 million primarily as a result of United’s recognition of Other Comprehensive Losses.  Accordingly, the Company reduced the carrying amount of its investment in United to zero and established advances due United comprised of a current liability of $873,000 and a long-term liability of $5.0 million.  Substantially all sugar products produced are sold by United as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of United is allocated based on its pro rata share of sugar production for the year.  The owners provide United with cash advances on an ongoing basis for operating and marketing expenses incurred by United.  The Company had outstanding advances to United of $34.1 million and $30.5 million as of August 31, 2012 and 2011, respectively.  The Company provides administrative services for United and is reimbursed for costs incurred.  The Company was reimbursed $1.0 million for services provided in each of the years 2012, 2011 and 2010.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest.  The investment is accounted for using the equity method.  As of August 31, 2012, the Company’s investment in Midwest was approximately $82,000.  Substantially all sugarbeet pulp, molasses and other agri-products produced are sold by Midwest as an agent for the Company.  The amount of sales and related costs to be recognized by each owner of Midwest is allocated based on its pro rata share of production for each product for the year.  The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest.  The Company had outstanding advances due to Midwest of $4.4 million and $4.8 million as of August 31, 2012 and 2011, respectively.  The Company provides administrative services for Midwest and is reimbursed for costs incurred.  The Company was reimbursed $152,000, $129,000 and $122,000 for services provided during 2012, 2011 and 2010, respectively.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB.  As of August 31, 2012, Midwest had outstanding short-term debt with CoBank, ACB of $6.1 million, of which $3.2 million was guaranteed by the Company.

The Company has performed a complete analysis and has determined that its investments in United and Midwest do not meet the criteria of Variable Interest Entities and therefore such entities are not consolidated in the Company’s Consolidated Financial Statements.

(7) INVESTMENTS IN WEST COAST BEET SEED COMPANY:

The Company has a 15 percent ownership interest in West Coast Beet Seed Company (WCBS). The investment is accounted for on a cost basis.  As of August 31, 2012, the Company’s investment in WCBS was approximately $1,000 and is included in Other Assets on the Consolidated Balance Sheets.  WCBS contracts with growers for the production of sugarbeet seed per the requirements of the owners of WCBS.  The owners provide WCBS with cash advances on an ongoing basis for operating expenses incurred by WCBS.  The Company had outstanding advances to WCBS of $ .6 million and $1.7 million as of August 31, 2012 and 2011, respectively.

(8) LONG-TERM AND SHORT-TERM DEBT:

The long-term debt outstanding as of August 31, 2012 and 2011 is summarized below:

(In Thousands)	2012	2011
Term Loans from Insurance Companies, due in varying amounts through fiscal 2028, interest at fixed rates of 7.32% to 7.42%, with senior lien on substantially all non-current assets.	$50,000	$50,000
Pollution Control and Industrial Development Revenue Bonds, due in varying amounts through fiscal 2027, interest at fixed rates of 5.35% to 5.94% and varying rates of .19% and .22% as of August 31, 2012, substantially secured by letters of credit.	78,640	84,405
Total Long-Term Debt	128,640	134,405
Less Current Maturities	(280)	(5,765)
Long-Term Debt, Net of Current Maturities	$128,360	$128,640

Minimum annual principal payments for the next five years are as follows:

(In Thousands)
2013	$280
2014	$300
2015	$315
2016	$335
2017	$18,355

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  As of August 31, 2012, there was no outstanding balance with CoBank, ACB but the Company had $64.3 million in long-term letters of credit outstanding.  The unused long-term line of credit as of August 31, 2012 was $46.5 million which can also be utilized for short-term borrowing purposes.

The short-term debt outstanding as of August 31, 2012 and 2011 is summarized below:

(In Thousands)	2012	2011
Commercial Paper, at fixed interest rates of .42% to .55%, due 9/4/12 through 9/24/12.	$110,640	$66,197

During the year ended August 31, 2012, the Company issued commercial paper to meet its short-term borrowing requirements.  As of August 31, 2012, the Company had a seasonal line of credit through July 19, 2015, with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  As of August 31, 2012, $3.5 million of the $50.0 million was utilized for long-term borrowing purposes. There was no outstanding balance with CoBank, ACB as of August 31, 2012. The Company also has a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2012.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit of which approximately $110.6 million was outstanding as of August 31, 2012.  The Company had $3.3 million in short-term letters of credit outstanding as of August 31, 2012.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused line of credit as of August 31, 2012 was $283.6 million which includes $46.5 million that can also be utilized for long-term borrowing purposes.

The Company can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  The Company did not utilize the CCC during fiscal 2012.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of August 31, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $57.7 million.

During the year ended August 31, 2011, the Company issued commercial paper to meet its short-term borrowing requirements.  The Company had a seasonal line of credit through July 19, 2015, with a consortium of lenders led by CoBank, ACB of $350.0 million, against which there was no outstanding balance as of August 31, 2011, and a line of credit with Wells Fargo Bank for $1.0 million, against which there was no outstanding balance as of August 31, 2011.  The Company’s commercial paper program provided short-term borrowings up to $350 million of which approximately $66.2 million was outstanding as of August 31, 2011.  The Company had $3.3 million in short-term letters of credit outstanding as of August 31, 2011.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  The unused short-term line of credit as of August 31, 2011, was $281.5 million.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2012 and 2011, follow:

(In Thousands, Except Interest Rates)	2012	2011
Maximum Borrowings	$368,400	$335,474
Average Borrowing Levels	$234,928	$175,374
Average Interest Rates	0.64%	0.71%

The terms of the loan agreements contain prepayment penalties along with certain covenants related to, among other matters, the: level of working capital; ratio of term liabilities to members’ investments; current ratio; interest coverage ratio; and investment in CoBank, ACB stock in amounts prescribed by the bank.  Substantially all non-current assets are pledged to the senior lenders to provide security to support the Company’s seasonal and long-term financing.  As of August 31, 2012 and 2011, the Company was in compliance with the terms of the loan agreements.

Interest paid, net of amounts capitalized, was $8.2 million, $7.9 million and $9.1 million for the years ended August 31, 2012, 2011 and 2010, respectively.

(9)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position.  In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At August 31, 2012, the Company had cash flow hedges for approximately 341,000 Euros with a maturity dates of September 14, 2012 to December 31, 2012.  At August 31, 2012, the fair value of the open contracts reflected a loss of approximately $20,000 recorded in accumulated other comprehensive income (loss) in members’ equity.  At August 31, 2011, the Company had cash flow hedges for approximately 140,000 Euros with a maturity date of November 15, 2011.  At August 31, 2011, the fair value of the open contracts reflected a gain of approximately $4,000 recorded in accumulated other comprehensive income (loss) in members’ equity.  Amounts deferred to accumulated other comprehensive income (loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .158 % as of August 31, 2012, on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of August 31, 2012, the fair value of the cash flow hedge reflected a loss of approximately $2.8 million recorded in accumulated other comprehensive income (loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended August 31, 2012, or during the years ended August 31, 2012 and 2011.  The current period loss of $171,000 is classified as interest expense on the statements of operations.  As of August 31, 2012, $707,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next 12 months. As of August 31, 2011, the fair value of the cash flow hedge reflected a loss of approximately $2.3 million recorded in accumulated other comprehensive income (loss).

Fair Value of Asset Derivatives as of August 31

(In Thousands)	Balance Sheet Location	2012	2011
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$—	$4

Total Asset Derivatives		$—	$4

Fair Value of Liability Derivatives as of August 31

(In Thousands)	Balance Sheet Location	2012	2011
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$20	$—
Interest Rate Contracts	Other Current Liabilities	707	677
Interest Rate Contracts	Other Long-Term Liabilities	2,119	1,661

Total Liability Derivatives		$2,846	$2,338

(10) OPERATING LEASES:

The Company is party to operating leases for such items as rail cars, computer hardware and vehicles. Cargill, Incorporated has assumed responsibility for the payments on a rail car lease for the duration of that lease and accordingly, the lease payments are not included in the table below. Operating lease expense was $2.1 million, $2.0 million and $1.8 million for years ended August 31, 2012, 2011 and 2010, respectively. Future minimum payments under these obligations are as follows:

Fiscal year ending August 31, (In Thousands)
2013	$1,590
2014	1,313
2015	1,257
2016	1,066
2017	1,006
Thereafter	3,857
Total	$10,089

(11) EMPLOYEE BENEFIT PLANS:

Company-Sponsored Defined Benefit Pension and Other Post-Retirement Benefit Plans

Substantially all employees who meet eligibility requirements of age, date of hire and length of service are covered by a Company-sponsored retirement plan.  As of August 31, 2012, the pension plans were funded as required by the funding standards set forth by the Employee Retirement Income Security Act (ERISA).  The Company also has non-qualified supplemental executive retirement plans for certain employees.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or re-hired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007, are not eligible for participation in the defined benefit pension plan.  These employees participate in a defined contribution plan as described later in this note.

The Company’s Investment Committee has the responsibility of managing the Company’s retirement plans and trust. Investment allocation decisions are made by the Investment Committee, pursuant to an Investment Policy (Policy) that includes a target strategic asset allocation.  The Investment Committee is committed to diversification to reduce the risk of large losses. The Policy allows some flexibility within the target asset allocation in recognition that market fluctuations may cause the allocation to a specific asset class to move up or down within a range. The Policy is reviewed periodically by the Investment Committee.  The asset allocation targets within the Plan, include four areas; Domestic Equity, International Equity, Fixed Income and Cash & Other.  Domestic and International Equity consists primarily of publicly traded U.S. and Non-U.S. equities, respectively.  The Cash & Other  allocation is allowed only as necessary for impending benefit payments, lump sum contributions made by the company, or as authorized by the Investment Committee.  The Policy does not allow direct use of derivatives, however, the Plan invests entirely in commingled or mutual funds, which may allow investment in derivatives. The stated goal is for each component of the plan to earn a rate of return greater than its corresponding benchmark.  Progress of the plan against its return objectives will be measured over a full market cycle.

The following schedule reflects the percentage of pension plan assets by asset class as of the latest measurement date, August 31, 2012:

Percentage of Pension Plan Assets by Asset Class as of August 31, 2012

Asset Class	Target Range	Actual Allocation
Domestic Equity	35.0%-55.0%	45.4%
International Equity	15.0%-25.0%	18.9%
Fixed Income	20.0%-40.0%	31.3%
Cash & Other	0.0%-10.0%	4.4%

There have been no changes in the valuation methodologies used at August 31, 2012 and 2011.  The Plan’s investment in the common/collective trust consists of investments in the WF Equity Index G Trust Fund (Fund) managed by Wells Fargo Bank NA.  The Fund is a medium for collective investment of certain qualified employee benefit plans in common stocks designed to approximate the performance of the S&P 500 Index.  Substantially all of the Fund’s assets are in common stocks that make up the S&P 500 Index, however the fund may also invest in S&P 500 Index Futures, common funds or investment companies, cash or cash equivalents or other securities.  The net asset value of the Fund is determined daily.  All earnings, gains and losses of the Fund are reflected in the computation of the daily unit value and are realized by the plan upon withdrawal from the Fund.  The fund has a daily redemption frequency and redemption notice period with no unfunded commitments. Registered investment companies are valued at the net asset value of shares held by the Plan at year end based on quoted market prices.  The money market fund is valued at quoted market price, which is cost plus accrued interest.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as, the target asset allocation of the pension portfolio.  This resulted in the selection of the 7.25% long-term rate of return on assets assumption.

The following schedules reflect the fair values of the pension plan assets by major category as of August 31, 2012 and 2011:

	Plan Assets at Fair Value August 31, 2012
(In Thousands)	Level 1	Level 2	Level 3	Total
Common/collective trusts	$—	$60,234	$—	$60,234
Registered investment company
Fixed income	77,933	—	—	77,933
Equity	17,498	—	—	17,498
International equity	36,285	—	—	36,285
Money market fund	439	—	—	439
Total Plan Assets at Fair Value	$132,156	$60,234	$—	$192,390

	Plan Assets at Fair Value August 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Common/collective trusts	$—	$46,919	$—	$46,919
Registered investment company
Fixed income	54,692	—	—	54,692
Equity	31,480	—	—	31,480
International equity	31,263	—	—	31,263
Money market fund	69	—	—	69
Total Plan Assets at Fair Value	$117,504	$46,919	$—	$164,423

The development of the discount rate was based on a bond matching model whereby a hypothetical portfolio of bonds with an “AA” or better rating by a nationally recognized debt rating agency was constructed to match the expected benefit payments under the Company’s pension plans through the year 2042.  The reinvestment rate for benefit cash flow occurring after 2042 was discounted back to the year 2042 at a rate consistent with the yields on long-term zero-coupon bonds. The resulting present value was treated as additional benefit cash flow for the year 2042 and consistently applied as any other benefit cash flow during the bond matching process.

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

Weighted Average Assumptions as of August 31,

	Pension		Post-Retirement
	2012	2011	2012	2011
Discount Rate	3.71%	5.12%	3.71%	5.12%
Expected Return on Plan Assets	7.25%	7.50%	N/A	N/A
Rate of Compensation Increase	3.50%	3.50%	N/A	N/A

The following schedule reflects the expected pension and post-retirement benefit payments during each of the next five years and the aggregate for the following five years:

(In Thousands)	Pension	Post-Retirement
2013	$7,954	$1,303
2014	8,272	1,394
2015	8,945	1,683
2016	9,672	1,921
2017	10,436	2,158
2018-2022	66,614	13,675
Total	$111,893	$22,134

The Company expects to make contributions of approximately $6.8 million to the defined benefit pension plans, approximately $99,000 related to Supplemental Executive Retirement Plans and approximately $1.3 million to the post-retirement plans during the next fiscal year.

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the years ended August 31, 2012, 2011 and 2010:

Components of Net Periodic Pension Cost (In Thousands)	2012	2011	2010
Service Cost	$4,465	$4,573	$3,632
Interest Cost	9,655	9,044	9,126
Expected Return on Plan Assets	(12,513)	(10,230)	(9,924)
Amortization of Prior Service Costs	—	989	1,316
Amortization of Net (Gain) Loss	7,129	9,489	6,940
Net Periodic Pension Cost	$8,736	$13,865	$11,090

Components of Net Periodic Post-Retirement Cost (In Thousands)	2012	2011	2010
Service Cost	$638	$641	$968
Interest Cost	1,680	1,534	1,854
Amortization of Net (Gain) Loss	(707)	(809)	(687)
Net Periodic Post-Retirement Cost	$1,611	$1,366	$2,135

Prior service costs are amortized over the lesser of seven years or the length of the union contract that included the benefit change.

For measurement purposes, an 8.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for participants under age 65 was assumed for 2012.  The rate is assumed to decline to 5.0 percent over the next five years.  For participants age 65 and older, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012.  The rate is assumed to decline to 6.0 percent over the next five years.

Assumed healthcare trends can have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic post-retirement benefit costs.	$348	$(287)

Effect on the accumulated post-retirement benefit obligation.	$6,358	$(5,074)

The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ending August 31, 2012 and 2011, and a statement of the funded status and amounts recognized in the Balance Sheets and Accumulated Other Comprehensive Income as of August 31, 2012 and 2011:

	Pension		Post-Retirement
(In Thousands)	2012	2011	2012	2011
Change in Benefit Obligation
Obligation at the Beginning of the Year	$192,293	$184,292	$33,412	$31,230
Service Cost	4,465	4,573	638	641
Interest Cost	9,655	9,044	1,680	1,534
Plan Amendments	23	—	—	—
Plan Participant Contributions	—	—	516	436
Government Subsidies	—	—	60	170
Actuarial (Gain) Loss	42,335	458	7,220	467
Benefits Paid	(7,187)	(6,074)	(1,614)	(1,066)
Obligation at the End of the Year	$241,584	$192,293	$41,912	$33,412

Change in Plan Assets
Fair Value at the Beginning of the Year	$164,423	$138,478	$—	$—
Actual Return on Plan Assets	25,063	16,919	—	—
Plan Participant Contributions	—	—	516	436
Government Subsidies	—	—	60	170
Employer Contributions	10,091	15,100	1,038	460
Benefits Paid	(7,187)	(6,074)	(1,614)	(1,066)
Fair Value at the End of the Year	$192,390	$164,423	$—	$—

Funded Status
Funded Status as of August 31,	$(49,194)	$(27,870)	$(41,912)	$(33,412)
Net Amount Recognized	$(49,194)	$(27,870)	$(41,912)	$(33,412)

Amounts Recognized in the Balance Sheets
Current Liabilities	$(7,954)	$(6,876)	$(1,303)	$(1,127)
Noncurrent Liabilities	(41,240)	(20,994)	(40,609)	(32,285)
Net Amount Recognized	$(49,194)	$(27,870)	$(41,912)	$(33,412)

Prior Service Cost Recognized in Accumulated Other Comprehensive Income
Prior Service Cost Beginning of the Year	$—	$(989)	$—	$—
Recognized in Periodic Cost	—	989	—	—
Amount Arising During the Year	(23)	—	—	—
Prior Service Cost End of the Year	$(23)	$—	$—	$—

Accumulated Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Accumulated Gain (Loss) Beginning of the Year	$(69,131)	$(84,852)	$5,357	$6,633
Recognized in Periodic Cost	7,129	9,489	(707)	(809)
Amount Arising During the Year	(29,784)	6,232	(7,220)	(467)
Accumulated Gain (Loss) End of the Year	$(91,786)	$(69,131)	$(2,570)	$5,357

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income at August 31, 2012, into net periodic benefit cost in fiscal 2013 are as follows:

(In Thousands)	Pension	Post-Retirement
Prior Service Cost	$(8)	$—
Accumulated Loss	(9,661)	(228)
Total	$(9,669)	$(228)

The accumulated pension benefit obligation was $229.1 million and $182.6 million as of August 31, 2012 and 2011, respectively.

Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan provides deferred compensation to certain key executives of the Company.  The plan creates financial incentives that are based upon contract rights which are available to the executive under the terms of the plan, the value of which is determined by the Board of Directors.  During 2012, 18.12 vested contract rights were exercised.  In 2012, 12.93 contract rights were granted at a stated value of $3,550 per contract right.  At August 31, 2012, the Board of Directors increased the value of the 1,419.83 contract rights previously granted and outstanding from $3,250 to $3,550 per contract right.  As of August 31, 2012, there were 1,432.76 contract rights issued and outstanding at a stated value of $3,550 per contract right, of which 1,217.22 were vested.

Defined Contribution Plan

The Company has a qualified 401(k) plan for all eligible employees.  Participants may contribute a percentage of their gross earnings each pay period as provided in the participation agreement.  The Company matches the non-union and eligible union year-round participants’ contributions up to 4 percent and 2 percent, respectively, of their gross earnings.  The plan provides for immediate vesting of these benefits.  The Company’s contributions for this element of the plan totaled $1.4 million, $1.9 million and $1.8 million for the years ended August 31, 2012, 2011 and 2010, respectively.

Employees of the Company who are not members of a collective bargaining unit and who are newly hired, or rehired, and employees who transfer from a union position to a nonunion position on or after September 1, 2007, are no longer eligible for participation in the defined benefit pension plan but receive a 4% non-elective Company Contribution to the 401(k) plan.  These Company Contributions have a six year vesting schedule.  The Company’s Contributions for this element of the plan totaled $246,000, $136,000 and $115,000 for the years ended August 31, 2012, 2011 and 2010, respectively.

(12) MEMBERS’ INVESTMENTS:

The following schedule details the Preferred Stock and Common Stock as of August 31, 2012, 2011 and 2010:

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
August 31, 2012	$76.77	600,000	498,570
August 31, 2011	$76.77	600,000	498,570
August 31, 2010	$76.77	600,000	498,570

Common Stock:
August 31, 2012	$10.00	4,000	2,764
August 31, 2011	$10.00	4,000	2,780
August 31, 2010	$10.00	4,000	2,768

The components of Accumulated Other Comprehensive Income (Loss) as reflected in Members’ Investments on the Consolidated Balance Sheets are as follows:

	August 31	August 31
(In Thousands)	2012	2011
Pension and Other Post-Retirement Benefits	$(94,379)	$(63,774)
Derivative Interest Rate Contract	(2,826)	(2,338)
Foreign Currency Forward Contracts	(20)	4
OCI of Equity Method Investees	(11,745)	(5,795)

Total Accumulated Other Comprehensive Income (Loss)	$(108,970)	$(71,903)

(13) SEGMENT REPORTING:

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

Summarized financial information concerning the Company’s reportable segments is shown below:

	For the Year Ended August 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,454,273	$24,822	$1,479,095
Gross Proceeds	$854,417	$13,425	$867,842
Depreciation and Amortization	$42,675	$11,397	$54,072
Interest Income	$475	$—	$475
Interest Expense	$8,165	$—	$8,165
Loss from Equity Method Investees	$(47)	$—	$(47)
Other Income/(Expense), Net	$(113)	$(253)	$(366)
Consolidated Net Proceeds	$541,587	$13,070	$554,657

Capital Additions	$49,689	$2,922	$52,611

	For the Year Ended August 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,518,977	$23,800	$1,542,777
Gross Proceeds	$1,098,739	$12,418	$1,111,157
Depreciation and Amortization	$46,951	$11,382	$58,333
Interest Income	$1,225	$—	$1,225
Interest Expense	$9,683	$1	$9,684
Loss from Equity Method Investees	$(462)	$—	$(462)
Other Income/(Expense), Net	$167	$(27)	$140
Consolidated Net Proceeds	$798,559	$12,297	$810,856

Capital Additions	$62,852	$1,900	$64,752

	For the Year Ended August 31, 2010
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,179,349	$24,548	$1,203,897
Gross Proceeds	$769,747	$13,308	$783,055
Depreciation and Amortization	$44,340	$11,240	$55,580
Interest Income	$150	$—	$150
Interest Expense	$9,011	$1	$9,012
Loss from Equity Method Investees	$(521)	$—	$(521)
Other Income/(Expense), Net	$176	$(90)	$86
Consolidated Net Proceeds	$519,418	$13,126	$532,544

Capital Additions	$71,425	$2,648	$74,073

	As of August 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$405,951	$—	$405,951
Assets Held for Lease, Net	$—	$84,095	$84,095
Segment Assets	$812,880	$86,600	$899,480

	As of August 31, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$398,415	$—	$398,415
Assets Held for Lease, Net	$—	$92,824	$92,824
Segment Assets	$782,028	$96,079	$878,107

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of August 31, 2012, was approximately $143.6 million in comparison to the carrying value of $128.6 million. The fair value of the long-term debt as of August 31, 2011, was approximately $143.0 million in comparison to the carrying value of $134.4 million.

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

Foreign Currency Forward Contracts — Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of August 31, 2012, was a liability of approximately $20,000. The fair value of the open contracts as of August 31, 2011, was an asset of approximately $4,000.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of August 31, 2012, was a liability of approximately $2.8 million. The fair value of the interest rate contract as of August 31, 2011, was a liability of approximately $2.3 million. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 and 2011.

	Fair Value of Assets as of August 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$4	$—	$—	$4
Total	$4	$—	$—	$4

	Fair Value of Liabilities as of August 31, 2012
(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$20	$—	$—	$20
Interest Rate Contracts	—	2,826	—	2,826
Total	$20	$2,826	$—	$2,846

	Fair Value of Liabilities as of August 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$2,338	$—	$2,338
Total	$—	$2,338	$—	$2,338

(15) INCOME TAXES:

As of August 31, 2012 and 2011, the Company had no unrecognized tax benefits. Any future accrued interest or penalties related to unrecognized tax benefits will be recognized in income tax expense if incurred.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for fiscal years 2008 and earlier.  The Company is no longer subject to state income tax examinations by tax authorities for fiscal years 2008 and earlier.

Total income tax payments were $3.3 million, $3.2 million and $17,000 for the years ended August 31, 2012, 2011 and 2010, respectively.

The Company’s net deferred tax liability included in Other Liabilities on the Company’s Balance Sheets as of August 31, 2012 and 2011 is reflected below:

(In Thousands)	2012	2011
Deferred Tax Assets related to non-patronage source temporary differences	$5,884	$7,066
Deferred Tax Liability related to non-patronage source temporary differences	11,848	13,242

Net Deferred Tax Liability	$5,964	$6,176

Income tax expense/(benefit) for the years ended August 31, 2012, 2011 and 2010 is as follows:

(In Thousands)	2012	2011	2010
Current Income Taxes	$6,238	$2,347	$1,096
Deferred Income Taxes	(212)	(476)	1,213

Total Income Tax Expense	$6,026	$1,871	$2,309

A reconciliation of the Company’s effective tax rates for the years ended August 31, 2012, 2011 and 2010 is shown below:

	2012	2011	2010
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	6.0%	6.0%	6.0%
Payments to members	(39.8)%	(40.6)%	(40.4)%
Other, net	(0.2)%	(0.1)%	(0.2)%

Effective tax rate	1.0%	0.3%	0.4%

(16) ENVIRONMENTAL MATTERS:

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

On August 12, 2011, the Company received a Finding of Violation and Notice of Violation from the United States Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act concerning certain air emissions at the Company’s three Minnesota factories. The Company has had some preliminary discussions with the EPA concerning the alleged violations.  The Company, at this time, cannot predict the outcome of these discussions or the financial impact, if any, resulting from the resolution of this matter.

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $5.8 million.

(17) LEGAL MATTERS:

Since September of 2009, the U.S. Department of Agriculture’s (USDA) deregulation of Roundup Ready® sugarbeets has been in controversy.  As a result of this ongoing controversy, the Company has taken various actions related to the planting of Roundup Ready® sugarbeets, including participating in the litigation process and entering into a compliance agreement with USDA to allow the Company’s shareholders to choose between conventional sugarbeet seed and Roundup Ready® sugarbeet seed during this time frame.

On July 19, 2012, the USDA announced its decision resulting in the nonregulated status of Roundup Ready® sugarbeet seed.  This final action potentially concludes the controversy over Roundup Ready® sugarbeet seed and allows the Company’s shareholders to plant Roundup Ready® sugarbeet seed in the future.  Notwithstanding this USDA action, there can be no assurances that groups opposed to Roundup Ready® sugarbeet seed or similar seed products will not institute additional proceedings related to the use of Roundup Ready® sugarbeet seed in the future.

(18) SUBSEQUENT EVENTS:

The Company has evaluated events through the date that the financial statements were issued, for potential recognition or disclosure in the August 31, 2012, financial statements.

The Company had a seasonal line of credit through November 2, 2012, with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  On November 2, 2012, the Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement between the Company and CoBank, ACB and received a Facility Increase Notice from CoBank, ACB increasing the Company’s seasonal line of credit from $350.0 million to $410.0 million through May 31, 2013 at which time the seasonal line of credit will revert back to $350.0 million through July 19, 2015.  The availability of the additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes remains unchanged during this time.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR FISCAL YEAR ENDED AUGUST 31, 2012

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

*10.10

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

*10.13

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

10.15

Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 30, 2009 is Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 (File/Film No. 091156997) filed on November 4, 2009.

10.16

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

*10.19

Fourth Amendment to 2005 Long-Term Incentive Plan, dated August 1, 2010 is incorporated by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 (File/Film No. 101161560) filed on November 3, 2010.

10.20

Second Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated November 4, 2010 is incorporated by reference to Exhibit 10.23 from the Company’s Form 10-Q for the quarter ended November 30, 2010 (File/Film No. 11528964) filed on January 14, 2011.

10.21

Third Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated July 19, 2011 is incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

(File/Film No. 111224383) filed on November 23, 2011.

Filed herewith electronically

*10.22	Employment Agreement dated September 1, 2012 between the Registrant and Joseph J. Talley.

*10.23	First amendment to the Restated Supplemental Executive Retirement Plan, dated October 2, 2012.

10.24	Growers’ Contract (5-year Agreement) for the crop years 2013 through 2017.

10.25	Fourth Amendment to Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated November 2, 2012

21.1	List of Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from American Crystal Sugar Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the SEC on November 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at August 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended August 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Changes in Members’ Investments and Comprehensive Income for the years ended August 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended August 31, 2012, 2011 and 2010, and (v) Notes to Financial Statements.

*A management contract or compensatory plan required to be filed with this report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference to such filings.