Form 10-Q
period 2012-11-30
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2013-01-14
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 9, 2013
$10 Par Value	2,763

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	November 30		August 31
	2012	2011	2012*
Current Assets:
Cash and Cash Equivalents	$126	$127	$123
Receivables:
Trade	80,180	76,623	72,314
Members	5,590	4,548	4,817
Other	5,033	5,749	5,938
Advances to Related Parties	8,909	3,072	34,619
Inventories	901,906	718,296	272,686
Prepaid Expenses	2,760	2,381	904

Total Current Assets	1,004,504	810,796	391,401

Property and Equipment:
Land and Land Improvements	88,578	83,781	88,186
Buildings	137,160	135,378	137,156
Equipment	1,029,117	994,992	1,023,625
Construction in Progress	8,239	4,217	9,353
Less Accumulated Depreciation	(866,078)	(829,108)	(852,369)

Net Property and Equipment	397,016	389,260	405,951

Net Property and Equipment Held for Lease	82,179	90,540	84,095

Other Assets:
Investments in CoBank, ACB	6,131	7,348	6,131
Investments in Marketing Cooperatives	82	1,098	82
Other Assets	12,133	12,291	11,820

Total Other Assets	18,346	20,737	18,033

Total Assets	$1,502,045	$1,311,333	$899,480

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	November 30		August 31
	2012	2011	2012*
Current Liabilities:
Short-Term Debt	$386,390	$361,812	$110,640
Current Maturities of Long-Term Debt	280	5,765	280
Accounts Payable	35,660	38,130	54,911
Advances Due to Related Parties	4,322	4,029	5,307
Accrued Continuing Costs	67,970	18,810	—
Other Current Liabilities	37,768	33,979	50,055
Amounts Due Growers	383,365	279,257	99,359

Total Current Liabilities	915,755	741,782	320,552

Long-Term Debt, Net of Current Maturities	128,360	128,640	128,360

Accrued Employee Benefits	94,868	62,400	94,653

Advances Due to Related Parties	4,815	—	5,033

Other Liabilities	12,816	12,608	10,692

Total Liabilities	1,156,614	945,430	559,290

Commitments and Contingencies

Members’ Investments:
Preferred Stock, Shares Outstanding: 498,570; 498,570 and 498,570	38,275	38,275	38,275
Common Stock, Shares Outstanding: 2,765; 2,770 and 2,764	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	216,035	207,563	216,035
Accumulated Other Comprehensive Income (Loss)	(106,176)	(70,047)	(108,970)
Retained Earnings (Accumulated Deficit)	4,520	(6,934)	1,180

Total American Crystal Sugar Company Members’ Investments	304,943	321,146	298,809

Noncontrolling Interests	40,488	44,757	41,381

Total Members’ Investments	345,431	365,903	340,190

Total Liabilities and Members’ Investments	$1,502,045	$1,311,333	$899,480

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2012	2011
Net Revenue	$408,937	$363,272

Cost of Sales	(31,390)	81,182

Gross Proceeds	440,327	282,090

Selling, General and Administrative Expenses	76,959	71,424
Accrued Continuing Costs	67,970	18,810

Operating Proceeds	295,398	191,856

Other Income (Expense):
Interest Income	2	17
Interest Expense, Net	(1,867)	(1,681)
Other, Net	(1)	14

Total Other Income (Expense)	(1,866)	(1,650)

Proceeds Before Income Tax Expense	293,532	190,206

Income Tax Expense	(2,321)	(1,933)

Consolidated Net Proceeds	291,211	188,273

Less: Net Proceeds Attributable to Noncontrolling Interests	(1,732)	(1,552)

Net Proceeds Attributable to American Crystal Sugar Company	$289,479	$186,721

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$3,340	$2,781
Unit Retains Declared to Members	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	3,340	2,781
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	286,139	183,940
Total	$289,479	$186,721

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2012	2011
Non-Member Business Income	$3,340	$2,781

Pension & Post-Retirement Adjustment	2,474	1,605

OCI of Equity Method Investees	218	82

Foreign Currency Forward Contract Adjustment	18	(7)

Derivative Interest Rate Contract Adjustment	84	176

Total Comprehensive Income	$6,134	$4,637

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended
	November 30
	2012	2011
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$289,479	$186,721
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(286,139)	(183,940)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	17,087	17,515
Income from Equity Method Investees	—	(19)
Loss on the Disposition of Property and Equipment	18	21
Deferred Gain Recognition	(16)	(16)
Noncontrolling Interests	1,732	1,552
Changes in Assets and Liabilities:
Receivables	(7,734)	2,145
Inventories	(629,220)	(474,258)
Prepaid Expenses	(1,856)	(1,646)
Advances To/Due to Related Parties	24,725	28,310
Accounts Payable	(11,277)	10,414
Accrued Continuing Costs	67,970	18,810
Other Liabilities	(7,353)	(5,868)
Amounts Due Growers	284,006	118,371
Net Cash Used In Operating Activities	(258,578)	(281,888)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(13,082)	(11,247)
Purchases of Property and Equipment Held for Lease	(950)	(573)
Changes in Other Assets	(512)	(122)
Net Cash Used In Investing Activities	(14,544)	(11,942)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	275,750	295,615
Payment of Unit Retains	—	(36)
Distributions to Noncontrolling Interests	(2,625)	(1,749)
Net Cash Provided By Financing Activities	273,125	293,830
Increase In Cash and Cash Equivalents	3	—
Cash and Cash Equivalents, Beginning of Year	123	127

Cash and Cash Equivalents, End of Period	$126	$127

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($7,975,000) and ($5,925,000) for the three months ended November 30, 2012 and 2011, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

November 30, 2012 and 2011

(Unaudited)

Note 1:  Basis of Presentation

The unaudited consolidated financial statements of American Crystal Sugar Company (Company) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

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

The operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2012 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2012 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

Note 2:  Recently Issued Accounting Pronouncements

In June 2011, the FASB issued an update to the authoritative guidance which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update became effective and was adopted by the Company in the first quarter of fiscal 2013.

In September 2011, the FASB issued an update to the authoritative guidance which reduces the complexity and cost by allowing for a qualitative evaluation about the likelihood of goodwill impairment to determine whether the calculation of the fair value of a reporting unit is required. The guidance provided by this update became effective and was adopted by the Company in the first quarter of fiscal 2013.

In December 2011, the FASB issued an update to the authoritative guidance which defers the effective date of the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update became effective and was adopted by the Company in the first quarter of fiscal 2013.

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

Note 4:  Inventories

The major components of inventories are as follows:

	November 30		August 31
(In Thousands)	2012	2011	2012
Sugar, Agri-Products, and Sugarbeet Seed	$350,187	$271,873	$193,352
Unprocessed Sugarbeets	487,151	380,312	11,575
Operating Supplies and Maintenance Parts	64,568	66,111	67,759

Total Inventories	$901,906	$718,296	$272,686

Sugar and agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Operating supplies, maintenance parts and sugarbeet seed inventories are valued at the lower of average cost or market.

The Company’s reserve for inventory obsolescence was $17.8 million, $15.4 million and $16.9 million as of November 30, 2012 and 2011 and August 31, 2012, respectively.

Note 5: Short-Term Debt

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

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of November 30, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $183.0 million. The Company has not utilized the CCC during fiscal 2013.

As of November 30, 2012, the Company had outstanding commercial paper of $386.4 million at interest rates of .42% to .58% and maturity dates between December 3, 2012 and February 28, 2013.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of November 30, 2012.  The Company had $3.3 million of short-term letters of credit outstanding and $3.3 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of November 30, 2012.  The unused line of credit as of November 30, 2012 was $68.0 million which includes $46.7 million that can also be utilized for long-term borrowing purposes.

As of November 30, 2011, the Company had outstanding commercial paper of $361.8 million at interest rates of .37% to .50% and maturity dates between December 1, 2011 and January 27, 2012.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of November 30, 2011.  The Company had $3.3 million of short-term letters of credit outstanding and $9.3 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of November 30, 2011.  The unused line of credit as of November 30, 2011 was $26.6 million which includes $25.6 million that can also be utilized for long-term borrowing purposes.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned in Note 5 above, which can be utilized for either short-term or long-term borrowing purposes.  As of November 30, 2012, there was no outstanding balance with CoBank, ACB but the Company had $64.1 million in long-term letters of credit outstanding.  The unused long-term line of credit as of November 30, 2012 was $46.7 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of November 30, 2012 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

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

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $3.2 million and $3.0 million for the three months ended November 30, 2012 and 2011, respectively.  Interest capitalized was $7,000 and $2,000 for the three months ended November 30, 2012 and 2011, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At November 30, 2012, the Company had cash flow hedges for approximately 252,089 Euros with maturity dates of December 14, 2012 to September 16, 2013.  At November 30, 2012, the fair value of the open contracts was a loss of approximately $2,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At November 30, 2011, the Company had cash flow hedges for approximately 140,000 Euros with a maturity date of December 6, 2011.  At November 30, 2011, the fair value of the open contracts was a loss of approximately $3,000 recorded in accumulated other comprehensive income/(loss) in members’ equity. Amounts deferred to accumulated other comprehensive income/(loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .182 % as of November 30, 2012 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of November 30, 2012, the fair value of the cash flow hedge reflected a loss of approximately $2.7 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended November 30, 2012.  The current period loss of $170,000 is classified as interest expense on the statements of operations.  As of November 30, 2012, $705,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of November 30, 2011, the fair value of the cash flow hedge reflected a loss of approximately $2.2 million recorded in accumulated other comprehensive income/(loss).

Fair Value of Liability Derivatives

		November 30		August 31
(In Thousands)	Balance Sheet Location	2012	2011	2012
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$2	$3	$20
Interest Rate Contracts	Other Current Liabilities	705	651	707
Interest Rate Contracts	Other Long-Term Liabilities	2,037	1,511	2,119

Total Liability Derivatives		$2,744	$2,165	$2,846

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the three months ended November 30, 2012 and 2011:

Components of Net Periodic Pension Cost

	For the Three Months Ended
	November 30
(In Thousands)	2012	2011
Service Cost	$542	$1,116
Interest Cost	2,201	2,414
Expected Return on Plan Assets	(3,490)	(3,128)
Amortization of Prior Service Costs	2	—
Amortization of Net Actuarial Loss	2,415	1,782
Net Periodic Pension Cost	$1,670	$2,184

Components of Net Periodic Post-Retirement Cost

	For the Three Months Ended
	November 30
(In Thousands)	2012	2011
Service Cost	$280	$160
Interest Cost	382	420
Amortization of Net Actuarial (Gain)/Loss	57	(177)
Net Periodic Post-Retirement Cost	$719	$403

The Company did not make any contributions to the pension plans during the three months ended November 30, 2012 but is anticipating making total contributions of $6.8 million to the pension plans during the remainder of the fiscal year.  The Company has contributed and made benefit payments of approximately $25,000 related to the Supplemental Executive Retirement Plans during the three months ended November 30, 2012.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $265,000 related to the post-retirement plans during the three months ended November 30, 2012.  The Company expects to contribute and make benefit payments of approximately $1.3 million related to the post-retirement plans during the current fiscal year.

Note 11:  Members’ Investments

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
November 30, 2012	$76.77	600,000	498,570
August 31, 2012	$76.77	600,000	498,570
November 30, 2011	$76.77	600,000	498,570

Common Stock:
November 30, 2012	$10.00	4,000	2,765
August 31, 2012	$10.00	4,000	2,764
November 30, 2011	$10.00	4,000	2,770

The components of Accumulated Other Comprehensive Income (Loss) as reflected in Members’ Investments on the Consolidated Balance Sheets are as follows:

	November 30		August 31
(In Thousands)	2012	2011	2012
Pension and Other Post-Retirement Benefits	$(91,905)	$(62,169)	$(94,379)
Interest Rate Contract	(2,742)	(2,162)	(2,826)
Foreign Currency Forward Contracts	(2)	(3)	(20)
OCI of Equity Method Investees	(11,527)	(5,713)	(11,745)

Total Accumulated Other Comprehensive Income (Loss)	$(106,176)	$(70,047)	$(108,970)

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the financial statements as a selling expense on the Statements of Operations.  Shipping and handling costs were $53.4 million and $47.8 million for the three months ended November 30, 2012 and 2011, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended November 30, 2012 and 2011 is shown below:

	For the Three Months Ended November 30, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$402,512	$6,425	$408,937
Gross Proceeds	$436,751	$3,576	$440,327
Depreciation and Amortization	$14,238	$2,849	$17,087
Interest Income	$2	$—	$2
Interest Expense	$1,867	$—	$1,867
Income from Equity Method Investees	$—	$—	$—
Other Income/(Expense), Net	$17	$(18)	$(1)
Consolidated Net Proceeds	$287,677	$3,534	$291,211

Capital Additions	$5,107	$950	$6,057

	For the Three Months Ended November 30, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$357,224	$6,048	$363,272
Gross Proceeds	$278,899	$3,191	$282,090
Depreciation and Amortization	$14,658	$2,857	$17,515
Interest Income	$17	$—	$17
Interest Expense	$1,681	$—	$1,681
Income from Equity Method Investees	$19	$—	$19
Other Expense, Net	$(5)	$—	$(5)
Consolidated Net Proceeds	$185,105	$3,168	$188,273

Capital Additions	$5,322	$573	$5,895

	As of November 30, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$397,016	$—	$397,016
Assets Held for Lease, Net	$—	$82,179	$82,179
Segment Assets	$1,417,378	$84,667	$1,502,045

	As of November 30, 2011
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$389,260	$—	$389,260
Assets Held for Lease, Net	$—	$90,540	$90,540
Segment Assets	$1,217,554	$93,779	$1,311,333

	As of August 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$405,951	$—	$405,951
Assets Held for Lease, Net	$—	$84,095	$84,095
Segment Assets	$812,880	$86,600	$899,480

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of November 30, 2012 was approximately $144.6 million in comparison to the carrying value of $128.6 million.  The fair value of the long-term debt as of November 30, 2011 was approximately $145.8 million in comparison to the carrying value of $134.4 million.

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

Foreign Currency Forward Contracts —Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of November 30, 2012 was a liability of approximately $2,000.  The fair value of the open contracts as of November 30, 2011 was a liability of approximately $3,000.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of November 30, 2012 was a liability of approximately $2.7 million. The fair value of the interest rate contract as of November 30, 2011 was a liability of approximately $2.2 million.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of November 30, 2012 and 2011.

Fair Value of Liabilities as of November 30, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$2	$—	$—	$2
Interest Rate Contracts	$—	$2,742	$—	$2,742
Total	$2	$2,742	$—	$2,744

Fair Value of Liabilities as of November 30, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$3	$—	$—	$3
Interest Rate Contracts	—	2,162	—	2,162
Total	$3	$2,162	$—	$2,165

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $31.6 million.

Note 16: Legal Matters

The Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO has filed an unfair labor practices charge against the Company with the National Labor Relations Board (NLRB) associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement. The Company intends to vigorously defend its position but cannot predict the ultimate outcome of this matter.

Note 17: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the November 30, 2012 financial statements.

On January 2, 2013, the Company’s Board of Directors authorized the revolvement of $26.2 million of unit retains for distribution on January 4, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended November 30, 2012 and 2011

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2012 Form 10-K.

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2012 and to be processed during fiscal 2013 produced a total of 12.3 million tons of sugarbeets, or approximately 27.2 tons of sugarbeets per acre from approximately 454,000 acres.  This represents an increase in total tons harvested of approximately 24.6 percent compared to the 2011 crop.  The sugar content of the 2012 crop is 19.1 percent as compared to 18.0 percent for the 2011 crop.  The Company expects to produce a total of approximately 37.6 million hundredweight of sugar from the 2012 crop, an increase of approximately 34.0 percent compared to the 2011 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2013 is expected to be approximately 37 percent higher than in fiscal 2012.  This expected increase is primarily due to the increased tons harvested and the higher sugar content of this year’s sugarbeet crop resulting in the increased production of sugar and agri-products.  Partially offsetting these expected increases is a lower anticipated net selling price for sugar.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended November 30, 2012 and 2011

Revenue for the three months ended November 30, 2012 was $408.9 million, an increase of $45.7 million from the three months ended November 30, 2011.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011.

Product	Revenue	Selling Price	Volume
Sugar	8.6%	-0.5%	9.1%
Pulp	59.6%	11.0%	43.8%
Molasses	317.3%	8.9%	283.2%
CSB	57.8%	4.7%	50.8%
Betaine	-25.8%	-1.4%	-24.8%

The decrease in the selling price of sugar reflects an increased supply of sugar in the domestic sugar market. The increases in selling prices for most of our agri-products reflect strong markets due to supply and demand factors and supported by higher corn prices. The increases in the volume of sugar and most of our agri-products reflect the impact of more product availability due to the earlier start of the processing campaign this year due to a larger sugarbeet crop. The decreased volume for Betaine reflects different timing of sales between the two years.

Rental revenue on the ProGold operating lease was $6.4 million and $6.0 million for the three months ended November 30, 2012 and 2011, respectively.

Cost of sales for the three months ended November 30, 2012, exclusive of payments to members for sugarbeets, decreased $112.6 million as compared to the three months ended November 30, 2011. This decrease was primarily related to product inventories that are recorded at their net realizable value and lower costs related to the lockout of employees represented by the BCTGM partially offset by increased operating costs due to processing 40 percent more sugarbeets this year. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the three months ended November 30, 2012 was $214.2 million as compared to an increase of $90.0 million for the three months ended November 30, 2011 resulting in a $124.2 million favorable change in the cost of sales between the two quarters as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended November 30
(In Millions)	2012	2011	Change
Beginning Product Inventories at Net Realizable Value	$(133.8)	$(176.4)	$42.6	(1)
Ending Product Inventories at Net Realizable Value	348.0	266.4	81.6	(2)
Increase in the Net Realizable Value of Product Inventories	$214.2	$90.0	$124.2

(1) The change is primarily due to a 28.0 percent decrease in the hundredweight of sugar inventory as of August 31, 2012, as compared to August 31, 2011, partially offset by a 2.4 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2012, as compared to August 31, 2011.

(2) The change is primarily due to a 36.1 percent increase in the hundredweight of sugar inventory as of November 30, 2012 as compared to November 30, 2011, partially offset by a 4.3 percent decrease in the per hundredweight net realizable value of sugar as of November 30, 2012 as compared to November 30, 2011.

Selling, general and administrative expenses increased $5.5 million for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011.  Selling expenses increased $4.9 million primarily due to the increased volume of products sold. General and administrative expenses increased $ .6 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company increased $102.8 million for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. This increase was primarily due to processing 40 percent more tons of sugarbeets for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011 along with a higher forecasted per ton Gross Beet Payment this year as compared to that forecasted at this time last year.

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

The Company had a seasonal line of credit through November 2, 2012, with a consortium of lenders led by CoBank, ACB of $350.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  On November 2, 2012, the Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement between the Company and CoBank, ACB and received a Facility Increase Notice from CoBank, ACB increasing the Company’s seasonal line of credit from $350.0 million to $410.0 million through May 31, 2013 at which time the seasonal line of credit will revert back to $350.0 million through July 19, 2015.  The availability of the additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes remains unchanged during this time.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  As of November 30, 2012, approximately $386.4 million of commercial paper was outstanding.  The Company had $3.3 million of short-term letters of credit outstanding and $3.3 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of November 30, 2012.  The unused short-term line of credit as of November 30, 2012 was $68.0 million which includes $46.7 million that can also be utilized for long-term borrowing purposes.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of November 30, 2012, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $183.0 million. The Company has not utilized the CCC during fiscal 2013.

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned in Note 5 above, which can be utilized for either short-term or long-term borrowing purposes.  As of November 30, 2012, there was no outstanding balance with CoBank, ACB but the Company had $64.1 million in long-term letters of credit outstanding.  The unused long-term line of credit as of November 30, 2012 was $46.7 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of November 30, 2012 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $10.0 million as of November 30, 2012 for equipment and construction contracts related to various capital projects.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest Agri-Commodities Company (Midwest). Substantially all of the Company’s agri-products are sold by Midwest as an agent for the Company.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of November 30, 2012, Midwest had outstanding short-term debt with CoBank, ACB of $8.7 million, of which $5.0 million was guaranteed by the Company.

The net cash used in operations was $258.6 million for the three months ended November 30, 2012 as compared to $281.9 million for the three months ended November 30, 2011.  This decrease in the use of cash of $23.3 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash increase of $ .3 million from the prior year which was the result of increased revenue of $45.7 million and a decrease in costs of $56.8 million partially offset by an increase in the member gross beet payment of $102.2 million.

•                  There was a net favorable change in assets and liabilities from the prior year of $23.0 million primarily comprised of the following:

•                  The decrease in cash related to receivables of $9.9 million is primarily due to the timing of the deliveries of products and collections.

•                  The decrease in cash related to the change in inventories of $154.9 million was primarily due to an increase in the tons of unprocessed sugarbeets and in the hundredweight of sugar inventories partially offset by a decreased net realizable value per hundredweight of sugar.

•                  The net decrease in cash of $27.0 million related to changes in accounts payable of $21.7 million, other liabilities of $1.5 million, advances to related parties of $3.6 million, and prepaid expenses of $ .2 million are primarily due to the timing of payments.

•                  The increase in cash related to changes in accrued continuing costs of $49.2 million was the result of the differences in the timing of actual revenues and expenses and forecasted revenues and expenses between the two years.

•                  The increase in cash related to the Amount Due Growers of $165.6 million was due to an increase in the current year’s total estimated grower payment resulting from an increase in tons harvested and a higher forecasted per ton grower payment this year as compared to this time last year.

The net cash used in investing activities was $14.5 million for the three months ended November 30, 2012 as compared to $11.9 million for the three months ended November 30, 2011.  The increase of $2.6 million was primarily due to increased purchases of property and equipment of $1.8 million and increased purchases of property and equipment held for lease of $ .4 million.

The net cash provided by financing activities was $273.1 million for the three months ended November 30, 2012 as compared to $293.8 million for the three months ended November 30, 2011.  This decrease of $20.7 million was primarily due to decreased net proceeds from short-term debt of $19.8 million and increased distributions to noncontrolling interests of $ .9 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations and unit retains along with short-term and long-term borrowings.

OTHER

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1, Principal Activity and  Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The Company’s critical accounting estimates are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. There has been no significant change in the Company’s significant accounting policies or critical accounting estimates since the end of fiscal 2012.

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

The Company has identified capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $31.6 million.

Employees

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the BCTGM. The collective bargaining agreement for the Red River Valley factory employees expired on July 31, 2011. On July 31, 2011, the Red River Valley employees represented by the BCTGM rejected the Company’s new contract offer. On August 1, 2011, the Company locked out the Red River Valley union employees. The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2015.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston,

Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2012.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The BCTGM has filed an unfair labor practices charge against the Company with the NLRB associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement. The Company intends to vigorously defend its position but cannot predict the ultimate outcome of this matter.

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, Risk factors, in the Company’s 2012 Annual Report on Form 10-K.

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

The Food, Conservation and Energy Act of 2008 (Farm Bill) enacted in May, 2008, contains several provisions related to the domestic sugar industry aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2008 through 2012 crop years. Recent legislative action has extended the current Farm Bill so as to include the 2013 crop year.

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

*10.22

Employment Agreement dated July 15, 2012 between the Registrant and Joseph J. Talley is incorporated by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 (File/Film No. 121189319) filed on November 8, 2012.

*10.23

First amendment to the Restated Supplemental Executive Retirement Plan, dated October 2, 2012 is incorporated by reference to Exhibit 10.23 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 (File/Film No. 121189319) filed on November 8, 2012.

10.24

Growers’ Contract (5-year Agreement) for the crop years 2013 through 2017 is incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 (File/Film No. 121189319) filed on November 8, 2012.

10.25	Fourth Amendment to the Amended and Restated Credit Agreement between the Registrant and CoBank, ACB dated November 2, 2012 is incorporated by reference to

Exhibit 10.25 from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 (File/Film No. 121189319) filed on November 8, 2012.

Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from American Crystal Sugar Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2012, filed with the SEC on January 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets for at November 30, 2012 and 2011 and August 31, 2012, (ii) Consolidated Statements of Operations for the three-month periods ended November 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three-month periods ended November 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three month periods ended November 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	January 14, 2013	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer