Form 10-Q
period 2013-02-28
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2013-04-15
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 9, 2013
$10 Par Value	2,741

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	February 28	February 29	August 31
	2013	2012	2012*
Current Assets:
Cash and Cash Equivalents	$285	$133	$123
Receivables:
Trade	84,336	64,869	72,314
Members	57	—	4,817
Other	1,284	3,984	5,938
Advances to Related Parties	20,596	21,089	34,619
Inventories	723,776	675,770	272,686
Prepaid Expenses	2,173	1,894	904

Total Current Assets	832,507	767,739	391,401

Property and Equipment:
Land and Land Improvements	88,826	84,054	88,186
Buildings	137,334	135,467	137,156
Equipment	1,034,437	998,340	1,023,625
Construction in Progress	10,615	7,768	9,353
Less Accumulated Depreciation	(878,661)	(842,967)	(852,369)

Net Property and Equipment	392,551	382,662	405,951

Net Property and Equipment Held for Lease	79,382	88,193	84,095

Other Assets:
Investments in CoBank, ACB	6,131	7,348	6,131
Investments in Marketing Cooperatives	82	1,225	82
Other Assets	11,994	12,140	11,820

Total Other Assets	18,207	20,713	18,033

Total Assets	$1,322,647	$1,259,307	$899,480

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	February 28	February 29	August 31
	2013	2012	2012*
Current Liabilities:
Short-Term Debt	$314,328	$306,095	$110,640
Current Maturities of Long-Term Debt	280	5,765	280
Accounts Payable	25,960	26,009	54,911
Advances Due to Related Parties	2,267	3,109	5,307
Accrued Continuing Costs	94,816	85,269	—
Other Current Liabilities	53,336	51,353	50,055
Amounts Due Growers	275,683	225,231	99,359

Total Current Liabilities	766,670	702,831	320,552

Long-Term Debt, Net of Current Maturities	128,360	128,640	128,360

Accrued Employee Benefits	92,456	60,654	94,653

Advances Due to Related Parties	4,597	—	5,033

Other Liabilities	7,871	15,263	10,692

Total Liabilities	999,954	907,388	559,290

Commitments and Contingencies

Members’ Investments:
Preferred Stock, Shares Outstanding: 498,570; 498,570 and 498,570	38,275	38,275	38,275
Common Stock, Shares Outstanding: 2,747; 2,772 and 2,764	27	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	189,857	188,919	216,035
Accumulated Other Comprehensive Income (Loss)	(103,251)	(68,668)	(108,970)
Retained Earnings (Accumulated Deficit)	6,340	(2,544)	1,180

Total American Crystal Sugar Company Members’ Investments	283,509	308,271	298,809

Noncontrolling Interests	39,184	43,648	41,381

Total Members’ Investments	322,693	351,919	340,190

Total Liabilities and Members’ Investments	$1,322,647	$1,259,307	$899,480

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
	2013	2012	2013	2012
Net Revenue	$804,343	$707,247	$395,406	$343,975

Cost of Sales	34,533	68,620	65,923	(12,562)

Gross Proceeds	769,810	638,627	329,483	356,537

Selling, General and Administrative Expenses	148,405	142,526	71,446	71,102
Accrued Continuing Costs	94,816	85,269	26,846	66,459

Operating Proceeds	526,589	410,832	231,191	218,976

Other Income (Expense):
Interest Income	47	19	45	2
Interest Expense, Net	(4,122)	(3,881)	(2,255)	(2,200)
Other, Net	(415)	66	(414)	52

Total Other Income (Expense)	(4,490)	(3,796)	(2,624)	(2,146)

Proceeds Before Income Tax Expense	522,099	407,036	228,567	216,830

Income Tax Expense	(3,586)	(4,983)	(1,265)	(3,050)

Consolidated Net Proceeds	518,513	402,053	227,302	213,780

Less: Net Proceeds Attributable to Noncontrolling Interests	(3,033)	(3,076)	(1,301)	(1,524)

Net Proceeds Attributable to American Crystal Sugar Company	$515,480	$398,977	$226,001	$212,256

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$5,160	$7,171	$1,820	$4,390
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	5,160	7,171	1,820	4,390
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	510,320	391,806	224,181	207,866
Total	$515,480	$398,977	$226,001	$212,256

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
	2013	2012	2013	2012
Non-Member Business Income	$5,160	$7,171	$1,820	$4,390

Pension & Post-Retirement Adjustment	4,948	3,211	2,474	1,606

OCI of Equity Method Investees	437	165	218	82

Foreign Currency Forward Contract Adjustment	9	10	(9)	17

Derivative Interest Rate Contract Adjustment	325	(151)	241	(326)

Total Comprehensive Income	$10,879	$10,406	$4,744	$5,769

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended
	February 28	February 29
	2013	2012
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$515,480	$398,977
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(510,320)	(391,806)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	34,228	34,560
Income from Equity Method Investees	—	(63)
Loss on the Disposition of Property and Equipment	455	41
Deferred Gain Recognition	(32)	(32)
Noncontrolling Interests	3,033	3,076
Changes in Assets and Liabilities:
Receivables	(2,608)	20,212
Inventories	(451,090)	(431,732)
Prepaid Expenses	(1,269)	(1,145)
Advances To/Due to Related Parties	10,983	9,373
Accounts Payable	(21,433)	(2,741)
Accrued Continuing Costs	94,816	85,269
Other Liabilities	3,577	13,716
Amounts Due Growers	176,324	64,345
Net Cash Used In Operating Activities	(147,856)	(197,950)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(22,536)	(17,628)
Purchases of Property and Equipment Held for Lease	(1,164)	(1,079)
Proceeds from the Sale of Property and Equipment	10	—
Changes in Other Assets	(571)	(174)
Net Cash Used In Investing Activities	(24,261)	(18,881)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	203,688	239,898
Redemption of Common Stock	(1)	—
Payment of Unit Retains	(26,178)	(18,680)
Distributions to Noncontrolling Interests	(5,230)	(4,381)
Net Cash Provided By Financing Activities	172,279	216,837
Increase In Cash and Cash Equivalents	162	6
Cash and Cash Equivalents, Beginning of Year	123	127

Cash and Cash Equivalents, End of Period	$285	$133

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($7,518,000) and ($4,892,000) for the six months ended February 28, 2013 and February 29, 2012, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS AND THREE MONTHS ENDED

February 28, 2013 and February 29, 2012

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

Certain reclassifications have been made to the February 29, 2012 consolidated financial statements to conform with the February 28, 2013 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

The operating results for the six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2012 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2012 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

In February 2013, the FASB issued an update to the authoritative guidance which requires disclosure information about the amounts reclassified out of accumulated other comprehensive income. The guidance provided by this update becomes effective for the Company in the third quarter of fiscal 2013. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

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

Note 4:  Inventories

The major components of inventories are as follows:

	February 28	February 29	August 31
(In Thousands)	2013	2012	2012
Sugar, Agri-Products, and Sugarbeet Seed	$453,811	$463,796	$193,352
Unprocessed Sugarbeets	208,797	148,531	11,575
Operating Supplies and Maintenance Parts	61,168	63,443	67,759

Total Inventories	$723,776	$675,770	$272,686

Sugar and agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Operating supplies, maintenance parts and sugarbeet seed inventories are valued at the lower of average cost or market.

The Company’s reserve for inventory obsolescence was $17.8 million, $15.4 million and $16.9 million as of February 28, 2013, February 29, 2012 and August 31, 2012, respectively.

Note 5: Short-Term Debt

The Company has a seasonal line of credit through May 31, 2013 with a consortium of lenders led by CoBank, ACB of $410.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  On June 1, 2013, the seasonal line of credit is reduced to $350.0 million through July 19, 2015.  The availability of the additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes remains unchanged during this time.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of February 28, 2013, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $245.1 million. The Company has not utilized the CCC during the first six months of fiscal 2013.

As of February 28, 2013, the Company had outstanding commercial paper of $314.3 million at interest rates of .38% to .51% and maturity dates between March 1, 2013 and April 9, 2013.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of February 28, 2013.  The Company had $3.2 million of short-term letters of credit outstanding and $3.2 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of

February 28, 2013.  The unused line of credit as of February 28, 2013 was $140.3 million which includes $46.8 million that can also be utilized for long-term borrowing purposes.

As of February 29, 2012, the Company had outstanding commercial paper of $306.1 million at interest rates of .42% to .57% and maturity dates between March 1, 2012 and March 27, 2012.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of February 29, 2012.  The Company had $3.1 million of short-term letters of credit outstanding and $9.0 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of February 29, 2012.  The unused line of credit as of February 29, 2012 was $82.8 million which included $41.0 million that could also be utilized for long-term borrowing purposes.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned in Note 5 above, which can be utilized for either short-term or long-term borrowing purposes.  As of February 28, 2013, there was no outstanding balance with CoBank, ACB but the Company had $64.0 million in long-term letters of credit.  The unused long-term line of credit as of February 28, 2013 was $46.8 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of February 28, 2013 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

As of February 29, 2012, there was no outstanding balance with CoBank, ACB. The Company had $69.8 million in long-term letters of credit outstanding and $9.0 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of February 29, 2012.  The unused long-term line of credit as of February 29, 2012, was $41.0 million which could also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding, as of February 29, 2012, of $50 million from a private placement of Senior Notes that occurred in September of 1998 and $84.4 million from five separate issuances of Pollution Control and Industrial Development Revenue Bonds.

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $4.3 million and $4.0 million for the six months ended February 28, 2013 and February 29, 2012, respectively and $1.1 million and $1.0 million for the three months ended February 28, 2013 and February 29, 2012, respectively.  Interest capitalized was $26,000 and $20,000 for the six months ended February 28, 2013 and February 29, 2012, respectively and $19,000 and $18,000 for the three months ended February 28, 2013 and February 29, 2012, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At February 28, 2013, the Company had cash flow hedges for approximately 438,235 Euros with maturity dates of April 16, 2013 to September 16, 2013.  At February 28, 2013, the fair value of the open contracts was a loss of approximately $11,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At February 29, 2012, the Company had cash flow hedges for approximately 1.4 million Euros with maturity dates of April 13, 2012 to December 31, 2012.  At February 29, 2012, the fair value of the open contracts was a gain of approximately $15,000 recorded in accumulated other comprehensive income/(loss) in members’ equity. Amounts deferred to accumulated other comprehensive income/(loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .108 % as of February 28, 2013 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of February 28, 2013, the fair value of the cash flow hedge reflected a loss of approximately $2.5 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended February 28, 2013. The current period loss of $185,000 is classified as interest expense on the statements of operations.  As of February 28, 2013, $697,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of February 29, 2012, the fair value of the cash flow hedge reflected a loss of approximately $2.5 million recorded in accumulated other comprehensive income/(loss).

Fair Value of Asset Derivatives

		February 28	February 29	August 31
(In Thousands)	Balance Sheet Location	2013	2012	2012
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Prepaid Expenses	$—	$15	$—

Total Asset Derivatives		$—	$15	$—

Fair Value of Liability Derivatives

		February 28	February 29	August 31
(In Thousands)	Balance Sheet Location	2013	2012	2012
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$11	$—	$20
Interest Rate Contracts	Other Current Liabilities	697	691	707
Interest Rate Contracts	Other Long-Term Liabilities	1,804	1,798	2,119

Total Liability Derivatives		$2,512	$2,489	$2,846

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the six months and three months ended February 28, 2013 and February 29, 2012:

Components of Net Periodic Pension Cost

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
(In Thousands)	2013	2012	2013	2012
Service Cost	$1,083	$2,233	$541	$1,117
Interest Cost	4,401	4,827	2,200	2,413
Expected Return on Plan Assets	(6,979)	(6,256)	(3,489)	(3,128)
Amortization of Prior Service Costs	4	—	2	—
Amortization of Net Actuarial Loss	4,831	3,564	2,416	1,782
Net Periodic Pension Cost	$3,340	$4,368	$1,670	$2,184

Components of Net Periodic Post-Retirement Cost

	For the Six Months Ended		For the Three Months Ended
	February 28	February 29	February 28	February 29
(In Thousands)	2013	2012	2013	2012
Service Cost	$561	$319	$281	$159
Interest Cost	764	840	382	420
Amortization of Net Actuarial (Gain)/Loss	114	(353)	57	(176)
Net Periodic Post-Retirement Cost	$1,439	$806	$720	$403

The Company made contributions of $2.4 million to the pension plans during the six months ended February 28, 2013 and is anticipating making total contributions of $6.8 million to the pension plans during this fiscal year.  The Company has contributed and made benefit payments of approximately $50,000 related to the Supplemental Executive Retirement Plans during the six months ended February 28, 2013.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $800,000 related to the post-retirement plans during the six months ended February 28, 2013.  The Company expects to contribute and make benefit payments of approximately $1.6 million related to the post-retirement plans during this fiscal year.

Note 11:  Members’ Investments

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
February 28, 2013	$76.77	600,000	498,570
August 31, 2012	$76.77	600,000	498,570
February 29, 2012	$76.77	600,000	498,570

Common Stock:
February 28, 2013	$10.00	4,000	2,747
August 31, 2012	$10.00	4,000	2,764
February 29, 2012	$10.00	4,000	2,772

The components of Accumulated Other Comprehensive Income (Loss) as reflected in Members’ Investments on the Consolidated Balance Sheets are as follows:

	February 28	February 29	August 31
(In Thousands)	2013	2012	2012
Pension and Other Post-Retirement Benefits	$(89,431)	$(60,564)	$(94,379)
Interest Rate Contract	(2,501)	(2,489)	(2,826)
Foreign Currency Forward Contracts	(11)	15	(20)
OCI of Equity Method Investees	(11,308)	(5,630)	(11,745)

Total Accumulated Other Comprehensive Income (Loss)	$(103,251)	$(68,668)	$(108,970)

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations.  Shipping and handling costs were $104.9 million and $98.9 million for the six months ended February 28, 2013 and February 29, 2012, respectively and $51.5 million and $51.1 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended February 28, 2013 and February 29, 2012 is shown below:

	For the Six Months Ended February 28, 2013
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$792,229	$12,114	$804,343
Gross Proceeds	$763,387	$6,423	$769,810
Depreciation and Amortization	$28,537	$5,691	$34,228
Interest Income	$47	$—	$47
Interest Expense	$4,122	$—	$4,122
Income from Equity Method Investees	$—	$—	$—
Other Income/(Expense), Net	$(229)	$(186)	$(415)
Consolidated Net Proceeds	$512,323	$6,190	$518,513

Capital Additions	$15,018	$1,164	$16,182

	For the Six Months Ended February 29, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$695,218	$12,029	$707,247
Gross Proceeds	$632,308	$6,319	$638,627
Depreciation and Amortization	$28,850	$5,710	$34,560
Interest Income	$19	$—	$19
Interest Expense	$3,881	$—	$3,881
Income from Equity Method Investees	$63	$—	$63
Other Income/(Expense), Net	$3	$—	$3
Consolidated Net Proceeds	$395,776	$6,277	$402,053

Capital Additions	$12,736	$1,079	$13,815

	For the Three Months Ended February 28, 2013
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$389,717	$5,689	$395,406
Gross Proceeds	$326,636	$2,847	$329,483
Depreciation and Amortization	$14,299	$2,842	$17,141
Interest Income	$45	$—	$45
Interest Expense	$2,255	$—	$2,255
Income from Equity Method Investees	$—	$—	$—
Other Income/(Expense), Net	$(246)	$(168)	$(414)
Consolidated Net Proceeds	$224,646	$2,656	$227,302

Capital Additions	$9,911	$214	$10,125

	For the Three Months Ended February 29, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$337,994	$5,981	$343,975
Gross Proceeds	$353,409	$3,128	$356,537
Depreciation and Amortization	$14,192	$2,853	$17,045
Interest Income	$2	$—	$2
Interest Expense	$2,200	$—	$2,200
Income from Equity Method Investees	$44	$—	$44
Other Income/(Expense), Net	$8	$—	$8
Consolidated Net Proceeds	$210,671	$3,109	$213,780

Capital Additions	$7,414	$506	$7,920

	As of February 28, 2013
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$392,551	$—	$392,551
Assets Held for Lease, Net	$—	$79,382	$79,382
Segment Assets	$1,240,746	$81,901	$1,322,647

	As of February 29, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$382,662	$—	$382,662
Assets Held for Lease, Net	$—	$88,193	$88,193
Segment Assets	$1,167,891	$91,416	$1,259,307

	As of August 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$405,951	$—	$405,951
Assets Held for Lease, Net	$—	$84,095	$84,095
Segment Assets	$812,880	$86,600	$899,480

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of February 28, 2013 was approximately $142.7 million in comparison to the carrying value of $128.6 million.  The fair value of the long-term debt as of February 29, 2012 was approximately $143.3 million in comparison to the carrying value of $134.4 million.

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

Foreign Currency Forward Contracts - Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of February 28, 2013 was a liability of approximately $11,000.  The fair value of the open contracts as of February 29, 2012 was an asset of approximately $15,000.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts - Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of February 28, 2013 was a liability of approximately $2.5 million. The fair value of the interest rate contract as of February 29, 2012 was a liability of approximately $2.5 million.  Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

                The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of February 28, 2013 and February 29, 2012.

Fair Value of Assets as of February 29, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$15	$—	$—	$15
Total	$15	$—	$—	$15

 Fair Value of Liabilities as of February 28, 2013

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$11	$—	$—	$11
Interest Rate Contracts	—	2,501	—	2,501
Total	$11	$2,501	$—	$2,512

 Fair Value of Liabilities as of February 29, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Interest Rate Contracts	$—	$2,489	$—	$2,489
Total	$—	$2,489	$—	$2,489

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

The Company has approved capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $26.5 million.

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

Note 17: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the February 28, 2013 financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months and Three Months Ended February 28, 2013 and February 29, 2012

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

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2012 and to be processed during fiscal 2013 produced a total of 12.3 million tons of sugarbeets, or approximately 27.2 tons of sugarbeets per acre from approximately 454,000 acres.  This represents an increase in total tons harvested of approximately 24.6 percent compared to the 2011 crop.  The sugar content of the 2012 crop is 19.1 percent as compared to 18.0 percent for the 2011 crop.  The Company expects to produce a total of approximately 36.0 million hundredweight of sugar from the 2012 crop, an increase of approximately 28.2 percent compared to the 2011 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2013 is expected to be approximately 32 percent higher than in fiscal 2012.  This expected increase is primarily due to the increased tons harvested and the higher sugar content of this year’s sugarbeet crop resulting in the increased production of sugar and agri-products.  Partially offsetting these expected increases is a lower anticipated net selling price for sugar.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended February 28, 2013 and February 29, 2012

Revenue for the six months ended February 28, 2013 was $804.3 million, an increase of $97.1 million from the six months ended February 29, 2012.  The table below reflects the percentage changes in product revenues, prices and volumes for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012.

Product	Revenue	Selling Price	Volume
Sugar	10.8%	-2.1%	13.1%
Pulp	38.6%	6.6%	29.9%
Molasses	119.7%	4.0%	111.2%
CSB	13.1%	0.5%	12.5%
Betaine	-32.5%	-6.1%	-28.2%

The decrease in the selling price of sugar reflects an increased supply of sugar in the domestic sugar market. The increases in selling prices for most of our agri-products reflect strong markets due to supply and demand factors and supported by higher corn prices. The increases in the volume of sugar and most of our agri-products reflect the impact of more product availability related to the earlier start of the processing campaign this year due to a larger sugarbeet crop. The decreased volume for betaine reflects different timing of sales between the two years.

Rental revenue on the ProGold operating lease was $12.1 million and $12.0 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Cost of sales for the six months ended February 28, 2013, exclusive of payments to members for sugarbeets, decreased $34.1 million as compared to the six months ended February 29, 2012. This decrease was primarily related to product inventories that are recorded at their net realizable value and lower costs related to the lockout of employees represented by the BCTGM partially offset by increased operating costs due to processing 20.8 percent more sugarbeets this year. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the six months ended February 28, 2013 was $313.3 million as compared to an increase of $278.6 million for the six months ended February 29, 2012 resulting in a $34.7 million favorable change in the cost of sales between the two periods as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Six Months Ended
	February 28	February 29
(In Millions)	2013	2012	Change
Beginning Product Inventories at Net Realizable Value	$(133.8)	$(176.4)	$42.6	(1)

Ending Product Inventories at Net Realizable Value	447.1	455.0	(7.9	)(2)

Increase in the Net Realizable Value of Product Inventories	$313.3	$278.6	$34.7

(1) The change is primarily due to a 28.0 percent decrease in the hundredweight of sugar inventory as of August 31, 2012, as compared to August 31, 2011, partially offset by a 2.4 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2012, as compared to August 31, 2011.

(2) The change is primarily due to a 9.5 percent increase in the hundredweight of sugar inventory as of February 28, 2013 as compared to February 29, 2012, partially offset by a 12.9 percent decrease in the per hundredweight net realizable value of sugar as of February 28, 2013 as compared to February 29, 2012.

Selling, general and administrative expenses increased $5.9 million for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012.  Selling expenses increased

$5.3 million primarily due to the increased volume of products sold. General and administrative expenses increased $ .6 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company increased $116.5 million for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012. This increase was primarily due to processing 20.8 percent more tons of sugarbeets for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012 along with a higher forecasted per ton Gross Beet Payment this year as compared to that forecasted at this time last year.

Comparison of the Three Months Ended February 28, 2013 and February 29, 2012

Revenue for the three months ended February 28, 2013 was $395.4 million, an increase of $51.4 million from the three months ended February 29, 2012.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012.

Product	Revenue	Selling Price	Volume
Sugar	13.2%	-3.5%	17.3%
Pulp	25.4%	4.2%	20.3%
Molasses	45.1%	2.3%	41.8%
CSB	-13.9%	-2.0%	-12.1%
Betaine	-41.9%	-13.3%	-33.0%

The decrease in the selling price of sugar reflects an increased supply of sugar in the domestic sugar market. The increases in selling prices for pulp and molasses reflect strong markets due to supply and demand factors and supported by higher corn prices. The increases in the volume of sugar and most of our agri-products reflect the impact of more product availability related to the earlier start of the processing campaign this year due to a larger sugarbeet crop. The decreased volume for betaine reflects different timing of sales between the two years.

Rental revenue on the ProGold operating lease was $5.7 million and $6.0 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Cost of sales for the three months ended February 28, 2013, exclusive of payments to members for sugarbeets, increased $78.5 million as compared to the three months ended February 29, 2012. This increase was primarily related to product inventories that are recorded at their net realizable value and increased operating costs due to processing 3.8 percent more sugarbeets this year partially offset by lower costs related to the lockout of employees represented by the BCTGM. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the three months ended February 28, 2013 was $99.1 million as compared to an increase of $188.6 million for the three months ended February 29, 2012 resulting in an $89.5 million unfavorable change in the cost of sales between the two periods as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended
	February 28	February 29
(In Millions)	2013	2012	Change
Beginning Product Inventories at Net Realizable Value	$(348.0)	$(266.4)	$(81.6	)(1)

Ending Product Inventories at Net Realizable Value	447.1	455.0	(7.9	)(2)

Increase (Decrease) in the Net Realizable Value of Product Inventories	$99.1	$188.6	$(89.5)

(1) The change is primarily due to a 36.1 percent increase in the hundredweight of sugar inventory as of November 30, 2012 as compared to November 30, 2011, partially offset by a 4.3 percent decrease in the per hundredweight net realizable value of sugar as of November 30, 2012 as compared to November 30, 2011.

(2) The change is primarily due to a 9.5 percent increase in the hundredweight of sugar inventory as of February 28, 2013 as compared to February 29, 2012, partially offset by a 12.9 percent decrease in the per hundredweight net realizable value of sugar as of February 28, 2013 as compared to February 29, 2012.

Selling, general and administrative expenses increased $ .3 million for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012.  Selling expenses increased $ .3 million primarily due to the increased volume of products sold partially offset by lower factory shipping and handling costs.

Net proceeds attributable to American Crystal Sugar Company increased $13.7 million for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012. This increase was primarily due to a higher forecasted per ton Gross Beet Payment this year as compared to that forecasted at this time last year along with processing 3.8 percent more tons of sugarbeets for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012.

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

The Company has a seasonal line of credit through May 31, 2013 with a consortium of lenders led by CoBank, ACB of $410.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  On June 1, 2013, the seasonal line of credit is reduced to $350.0 million through July 19, 2015.  The availability of the additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes remains unchanged during this time.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  As of February 28, 2013, approximately $314.3 million of commercial paper was outstanding.  The Company had $3.2 million of short-term letters of credit outstanding and $3.2 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of February 28, 2013.  The unused short-term line of credit as of February 28, 2013 was $140.3 million which includes $46.8 million that can also be utilized for long-term borrowing purposes.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of February 28, 2013, the Company had the capacity to obtain non-recourse loans from the CCC of approximately $245.1 million. The Company has not utilized the CCC during fiscal 2013.

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned above, which can be utilized for either short-term or long-term borrowing purposes.  As of February 28, 2013, there was no outstanding balance with CoBank, ACB but the Company had $64.0 million in long-term letters of credit outstanding.  The unused long-term line of credit as of February 28, 2013 was $46.8 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of February 28, 2013 of $50 million from a private placement of Senior Notes that occurred in September 1998 and

$78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $22.0 million as of February 28, 2013 for equipment and construction contracts related to various capital projects.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest Agri-Commodities Company (Midwest). Substantially all of the Company’s agri-products are sold by Midwest as a marketing agent for the Company.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of February 28, 2013, Midwest had outstanding short-term debt with CoBank, ACB of $6.9 million, of which $3.9 million was guaranteed by the Company.

The net cash used in operations was $147.9 million for the six months ended February 28, 2013 as compared to $198.0 million for the six months ended February 29, 2012.  This decrease in the use of cash of $50.1 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash decrease of $1.9 million from the prior year which was the result of an increase in the member gross beet payment of $118.5 million partially offset by increased revenue of $97.1 million and a decrease in costs of $19.5 million.

•                  There was a net favorable change in assets and liabilities from the prior year of $52.0 million primarily comprised of the following:

•                  The decrease in cash related to receivables of $22.8 million is primarily due to the timing of the deliveries of products and collections.

•                  The decrease in cash related to the change in inventories of $19.4 million was primarily due to an increase in the tons of unprocessed sugarbeets and in the hundredweight of sugar inventory partially offset by a decreased net realizable value per hundredweight of sugar.

•                  The net decrease in cash of $27.3 million related to changes in accounts payable of $18.7 million, other liabilities of $10.1 million and prepaid expenses of $ .1 million partially offset by advances to related parties of $1.6 million, are primarily due to the timing of payments.

•                  The increase in cash related to changes in accrued continuing costs of $9.5 million was the result of the differences in the timing of actual revenues and expenses and forecasted revenues and expenses between the two years.

•                  The increase in cash related to the Amount Due Growers of $112.0 million was primarily due to an increase in the current year’s total estimated grower payment resulting from an increase in tons harvested and a higher forecasted per ton grower payment this year as compared to this time last year.

The net cash used in investing activities was $24.3 million for the six months ended February 28, 2013 as compared to $18.9 million for the six months ended February 29, 2012.  The increase of $5.4 million was primarily due to increased purchases of property and equipment.

The net cash provided by financing activities was $172.3 million for the six months ended February 28, 2013 as compared to $216.8 million for the six months ended February 29, 2012.  This decrease of $44.5 million was primarily due to decreased net proceeds from short-term debt of $36.2 million, increased payment of unit retains of $7.5 million and increased distributions to noncontrolling interests of $ .8 million.

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

The Company has approved capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $26.5 million.

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

On August 1, 2011, the Company commenced operating its Red River Valley factories with contract replacement workers in order to meet its obligations to its customers and shareholders.  The

Company subsequently hired limited duration non-union employees to replace most of the contract workers.  On April 13, 2013, the Company was notified by the BCTGM that its members had voted to approve the Company’s standing contract offer.  The Company will transition the Red River Valley union employees back into its factory workforce over the next several weeks.

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

Item 4.   Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2013.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the current terms of the NAFTA, sugar imported from Mexico may freely enter the U.S. market.  These imports could oversupply the U.S. market and reduce the price of sugar.

The United States government has been engaged in regional and bilateral trade negotiations with countries that produce sugar.  If the United States government enters into trade agreements with sugar producing countries, the amount of sugar in the domestic sugar market could increase.

Sugar prices have declined considerably in the last twelve months. This dramatic change in the market is due to excessive supply resulting from record 2012 crop production in the United States and Mexico, combined with unneeded world market imports authorized by the U.S. Department of Agriculture in 2012.

While we cannot predict the extent or duration of this price decline, it is likely that sugar prices on the 2013 crop will be dramatically lower than recent years’ results, which will negatively impact our profitability.

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

**101

The following materials from American Crystal Sugar Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2013, filed with the SEC on April 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets for at February 28, 2013 and February 29, 2012 and August 31, 2012, (ii) Consolidated Statements of Operations for the six month and three-month periods ended February 28, 2013 and February 29, 2012, (iii) Consolidated Statements of Comprehensive Income for the six month and three-month periods ended February 28, 2013 and February 29, 2012, (iv) Consolidated Statements of Cash Flows for the six month periods ended February 28, 2013 and February 29, 2012, and (v) Notes to Consolidated Financial Statements.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	April 15, 2013	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer