Form 10-Q
period 2013-05-31
AMERICAN CRYSTAL SUGAR CO /MN/
filed 2013-07-15
CIK 4828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 9, 2013
$10 Par Value	2,757

AMERICAN CRYSTAL SUGAR COMPANY

FORM 10-Q

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Assets

	May 31		August 31
	2013	2012	2012*
Current Assets:
Cash and Cash Equivalents	$124	$120	$123
Receivables:
Trade	71,644	70,770	72,314
Members	4,801	4,828	4,817
Other	775	1,332	5,938
Advances to Related Parties	36,922	26,488	34,619
Inventories	599,244	485,090	272,686
Prepaid Expenses	1,806	1,624	904

Total Current Assets	715,316	590,252	391,401

Property and Equipment:
Land and Land Improvements	88,826	84,054	88,186
Buildings	137,562	135,987	137,156
Equipment	1,037,026	999,006	1,023,625
Construction in Progress	26,773	14,041	9,353
Less Accumulated Depreciation	(890,632)	(854,471)	(852,369)

Net Property and Equipment	399,555	378,617	405,951

Net Property and Equipment Held for Lease	76,856	86,173	84,095

Other Assets:
Investments in CoBank, ACB	4,974	6,131	6,131
Investments in Marketing Cooperatives	82	1,326	82
Other Assets	11,994	11,951	11,820

Total Other Assets	17,050	19,408	18,033

Total Assets	$1,208,777	$1,074,450	$899,480

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Balance Sheets

(Unaudited)

(In Thousands)

Liabilities and Members’ Investments

	May 31		August 31
	2013	2012	2012*
Current Liabilities:
Short-Term Debt	$297,261	$297,007	$110,640
Current Maturities of Long-Term Debt	300	280	280
Accounts Payable	28,371	29,813	54,911
Advances Due to Related Parties	3,612	2,127	5,307
Accrued Continuing Costs	128,784	69,609	—
Other Current Liabilities	44,277	42,952	50,055
Amounts Due Growers	153,837	83,507	99,359

Total Current Liabilities	656,442	525,295	320,552

Long-Term Debt, Net of Current Maturities	128,060	128,360	128,360

Accrued Employee Benefits	88,041	56,112	94,653

Advances Due to Related Parties	4,378	—	5,033

Other Liabilities	6,870	11,731	10,692

Total Liabilities	883,791	721,498	559,290

Commitments and Contingencies

Members’ Investments:
Preferred Stock, Shares Outstanding: 498,570; 498,570 and 498,570	38,275	38,275	38,275
Common Stock, Shares Outstanding: 2,760; 2,760 and 2,764	28	28	28
Additional Paid-In Capital	152,261	152,261	152,261
Unit Retains	189,832	188,806	216,035
Accumulated Other Comprehensive Income (Loss)	(100,328)	(67,188)	(108,970)
Retained Earnings (Accumulated Deficit)	7,223	(1,590)	1,180

Total American Crystal Sugar Company Members’ Investments	287,291	310,592	298,809

Noncontrolling Interests	37,695	42,360	41,381

Total Members’ Investments	324,986	352,952	340,190

Total Liabilities and Members’ Investments	$1,208,777	$1,074,450	$899,480

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

* Derived from audited financial statements

American Crystal Sugar Company

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2013	2012	2013	2012
Net Revenue	$1,207,488	$1,079,784	$403,145	$372,537

Cost of Sales	77,841	227,608	43,308	158,988

Gross Proceeds	1,129,647	852,176	359,837	213,549

Selling, General and Administrative Expenses	219,249	217,674	70,844	75,148
Accrued Continuing Costs	128,784	69,609	33,968	(15,660)

Operating Proceeds	781,614	564,893	255,025	154,061

Other Income (Expense):
Interest Income	58	21	11	2
Interest Expense, Net	(6,365)	(5,868)	(2,243)	(1,987)
Other, Net	(394)	(182)	21	(248)

Total Other Income (Expense)	(6,701)	(6,029)	(2,211)	(2,233)

Proceeds Before Income Tax Expense	774,913	558,864	252,814	151,828

Income Tax Expense	(4,199)	(5,646)	(613)	(663)

Consolidated Net Proceeds	770,714	553,218	252,201	151,165

Less: Net Proceeds Attributable to Noncontrolling Interests	(4,467)	(4,756)	(1,434)	(1,680)

Net Proceeds Attributable to American Crystal Sugar Company	$766,247	$548,462	$250,767	$149,485

Distributions of Net Proceeds Attributable to American Crystal Sugar Company:
Credited (Charged) to American Crystal Sugar Company’s Members’ Investments:
Non-Member Business Income	$6,043	$8,125	$883	$954
Unit Retains Declared to Members	—	—	—	—
Net Credit to American Crystal Sugar Company’s Members’ Investments	6,043	8,125	883	954
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	760,204	540,337	249,884	148,531
Total	$766,247	$548,462	$250,767	$149,485

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
	2013	2012	2013	2012
Non-Member Business Income	$6,043	$8,125	$883	$954

Pension & Post-Retirement Adjustment	7,422	4,817	2,474	1,606

OCI of Equity Method Investees	654	247	217	82

Foreign Currency Forward Contract Adjustment	(32)	(79)	(41)	(89)

Derivative Interest Rate Contract Adjustment	598	(270)	273	(119)

Total Comprehensive Income	$14,685	$12,840	$3,806	$2,434

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

American Crystal Sugar Company

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	May 31
	2013	2012
Cash Provided By (Used In) Operating Activities:
Net Proceeds Attributable to American Crystal Sugar Company	$766,247	$548,462
Payments To/Due Members for Sugarbeets, Net of Unit Retains Declared	(760,204)	(540,337)
Add (Deduct) Non-Cash Items:
Depreciation and Amortization	49,280	49,412
Income from Equity Method Investees	—	(82)
Loss on the Disposition of Property and Equipment	475	299
Non-Cash Portion of Patronage Dividend from CoBank, ACB	—	(49)
Deferred Gain Recognition	(47)	(47)
Noncontrolling Interests	4,467	4,756
Changes in Assets and Liabilities:
Receivables	5,849	12,135
Inventories	(326,558)	(241,052)
Prepaid Expenses	(902)	(889)
Advances To/Due to Related Parties	(3,998)	2,992
Accounts Payable	(20,216)	1,058
Accrued Continuing Costs	128,784	69,609
Other Liabilities	(8,176)	(1,334)
Amounts Due Growers	54,478	(77,379)
Net Cash Used In Operating Activities	(110,521)	(172,446)

Cash Provided By (Used In) Investing Activities:
Purchases of Property and Equipment	(40,326)	(25,392)
Purchases of Property and Equipment Held for Lease	(1,534)	(2,154)
Proceeds from the Sale of Property and Equipment	10	1
Equity Refund from CoBank, ACB	1,157	1,266
Changes in Other Assets	(770)	(184)
Net Cash Used In Investing Activities	(41,463)	(26,463)

Cash Provided By (Used In) Financing Activities:
Net Proceeds from Short-Term Debt	186,621	230,810
Long-Term Debt Repayment	(280)	(5,765)
Payment of Unit Retains	(26,203)	(18,793)
Distributions to Noncontrolling Interests	(8,153)	(7,350)
Net Cash Provided By Financing Activities	151,985	198,902
Increase (Decrease) In Cash and Cash Equivalents	1	(7)
Cash and Cash Equivalents, Beginning of Year	123	127

Cash and Cash Equivalents, End of Period	$124	$120

Non-Cash Investing Activities: Purchases of Property and Equipment include the changes in accounts payable related to these purchases of ($6,324,000) and ($4,886,000) for the nine months ended  May 31, 2013 and 2012, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

AMERICAN CRYSTAL SUGAR COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

May 31, 2013 and 2012

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

Certain reclassifications have been made to the May 31, 2012 consolidated financial statements to conform with the May 31, 2013 presentation.  These reclassifications had no effect on previously reported results of operations or Members’ Investments.

The operating results for the nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013.  The amount paid to shareholders for sugarbeets (member beet payment) depends on the future selling prices of sugar and agri-products as well as processing and other costs incurred during the remainder of the fiscal year associated with the 2012 Red River Valley sugarbeet crop (RRV crop).  The amount paid to non-member growers for sugarbeets (non-member beet payment) depends on the future selling prices of sugar and the related selling expenses associated with the 2012 Sidney Sugars sugarbeet crop (Sidney crop).  For the purposes of this report, the amount of the beet payments, future revenues and costs have been estimated.  Therefore, adjustments with respect to these estimates may be necessary in the future, as additional information becomes available.

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

In February 2013, the FASB issued an update to the authoritative guidance which requires the Company to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance also requires the Company to disclose the nature and amount of the obligation. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2015. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

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

Note 4:  Inventories

The major components of inventories are as follows:

	May 31		August 31
(In Thousands)	2013	2012	2012
Sugar, Agri-Products, and Sugarbeet Seed	$536,145	$425,189	$193,352
Unprocessed Sugarbeets	4,571	—	11,575
Operating Supplies and Maintenance Parts	58,528	59,901	67,759

Total Inventories	$599,244	$485,090	$272,686

Sugar and agri-products inventories are valued at estimated net realizable value.  Unprocessed sugarbeets are valued at the estimated gross beet payment.  Operating supplies, maintenance parts and sugarbeet seed inventories are valued at the lower of average cost or market.

The Company’s reserve for inventory obsolescence was $17.6 million, $15.2 million and $16.9 million as of May 31, 2013, May 31, 2012 and August 31, 2012, respectively.

Note 5: Short-Term Debt

The Company had a seasonal line of credit through May 31, 2013 with a consortium of lenders led by CoBank, ACB of $410.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  On June 1, 2013, the seasonal line of credit is reduced to $350.0 million through July 19, 2015.  The availability of the additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes remains unchanged during this time.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.

The Company can also utilize the Commodity Credit Corporation (CCC) to meet its short-term borrowing needs.  The Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of May

31, 2013, the Company had the capacity to obtain additional non-recourse loans from the CCC of approximately $217.8 million.

As of May 31, 2013, the Company had outstanding commercial paper of $261.4 million at interest rates of .36% to .44% and maturity dates between June 1, 2013 and July 8, 2013.  In addition, the Company had outstanding non-recourse loans with the CCC as of May 31, 2013 of $35.9 million, against which 1.5 million hundredweight of sugar was pledged as collateral. The CCC loans carried an interest rate of 1.125 % and a maturity date of September 30, 2013. The Company had no outstanding short-term debt with CoBank, ACB or Wells Fargo Bank as of May 31, 2013.  The Company had $3.2 million of short-term letters of credit outstanding and $3.1 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of May 31, 2013.  The unused line of credit as of May 31, 2013 was $193.3 million which includes $46.9 million that can also be utilized for long-term borrowing purposes.

As of May 31, 2012, the Company had outstanding commercial paper of $297.0 million at interest rates of .42% to .55% and maturity dates between June 1, 2012 and July 13, 2012.  The Company had no outstanding short-term debt with CoBank, ACB, Wells Fargo Bank or the CCC as of May 31, 2012.  The Company had $3.3 million of short-term letters of credit outstanding and $3.1 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of May 31, 2012.  The unused line of credit as of May 31, 2012 was $97.6 million which included $46.9 million that could also be utilized for long-term borrowing purposes.

Note 6:  Long-Term Debt

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned in Note 5 above, which can be utilized for either short-term or long-term borrowing purposes.  As of May 31, 2013, there was no outstanding balance with CoBank, ACB but the Company had $63.9 million in long-term letters of credit.  The unused long-term line of credit as of May 31, 2013 was $46.9 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of May 31, 2013 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.4 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

As of May 31, 2012, there was no outstanding balance with CoBank, ACB but the Company had $63.9 million in long-term letters of credit outstanding.  The unused long-term line of credit as of May 31, 2012 was $46.9 million which could also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of May 31, 2012 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.6 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

Note 7:  Interest Paid and Interest Capitalized

Interest paid, net of amounts capitalized, was $7.7 million and $7.2 million for the nine months ended May 31, 2013 and 2012, respectively and $3.3 million and $3.2 million for the three months ended May, 2013 and 2012, respectively.  Interest capitalized was $80,000 and $50,000 for the nine months ended May 31, 2013 and 2012, respectively and $54,000 and $30,000 for the three months ended May 31, 2013 and 2012, respectively.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Euros. The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to foreign currency-denominated purchases of equipment.  Inputs used to measure the fair value of the foreign currency forward contracts are contained within level 1 of the fair value hierarchy.  At May 31, 2013, the Company had cash flow hedges for approximately 2.8 million Euros with maturity dates of June 28, 2013 to December 8, 2014.  At May 31, 2013, the fair value of the open contracts reflected a loss of approximately $52,000 recorded in accumulated other comprehensive income/(loss) in members’ equity.  At May 31, 2012, the Company had cash flow hedges for approximately 850,000 Euros with maturity dates of June 1, 2012 to December 31, 2012.  At May 31, 2012, the fair value of the open contracts reflected a loss of approximately $75,000 recorded in accumulated other comprehensive income/(loss) in members’ equity. At August 31, 2012, the Company had cash flow hedges for approximately 341,000 Euros with maturity dates of September 14, 2012 to December 31, 2012.  At August 31, 2012, the fair value of the open contracts reflected a loss of approximately $20,000 recorded in accumulated other comprehensive income/(loss) in members’ equity. Amounts deferred to accumulated other comprehensive income/(loss) are reclassified into the cost of the equipment when the actual purchase takes place.

The Company is exposed to interest risk primarily through its borrowing activities.  On December 24, 2009, the Company entered into an interest rate swap contract associated with a $27.3 million Industrial Development Revenue Bond issue that matures on September 1, 2019.  The interest rate swap contract requires payment of a fixed interest rate of 2.827 % and the receipt of a variable rate of interest based on the Securities Industry and Financial Market Association (SIFMA) index of .154 % as of May 31, 2013 on $27.3 million of indebtedness. The Company has designated this interest rate swap contract as a cash flow hedge.  Inputs used to measure the fair value of the interest rate swap contracts are contained within level 2 of the fair value hierarchy.  As of May 31, 2013, the fair value of the cash flow hedge reflected a loss of approximately $2.2 million recorded in accumulated other comprehensive income/(loss) and will be reclassified to interest expense over the life of the swap contract. No ineffectiveness was recognized in earnings during the quarter ended May 31, 2013. The current period loss of $170,000 is classified as interest expense on the statements of operations.  As of May 31, 2013, $709,000 of deferred net losses on the interest rate swap contract contained in accumulated other comprehensive income/(loss) are expected to be reclassified to earnings during the next 12 months. As of May 31, 2012 and August 31, 2012, the fair value of the cash flow hedge reflected a loss of approximately $2.6 million and $2.8 million, respectively recorded in accumulated other comprehensive income/(loss).

Fair Value of Liability Derivatives

		May 31		August 31
(In Thousands)	Balance Sheet Location	2013	2012	2012
Derivatives Designated as Hedging Instruments:
Foreign Currency Forward Contracts	Other Current Liabilities	$45	$75	$20
Interest Rate Contracts	Other Current Liabilities	709	685	707
Foreign Currency Forward Contracts	Other Long-Term Liabilities	7	—	—
Interest Rate Contracts	Other Long-Term Liabilities	1,519	1,923	2,119

Total Liability Derivatives		$2,280	$2,683	$2,846

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

Note 10:  Net Periodic Pension and Post-Retirement Costs

The following schedules provide the components of the Net Periodic Pension and Post-Retirement Costs for the nine months and three months ended May 31, 2013 and 2012:

Components of Net Periodic Pension Cost

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
(In Thousands)	2013	2012	2013	2012
Service Cost	$1,625	$3,349	$542	$1,116
Interest Cost	6,602	7,241	2,201	2,414
Expected Return on Plan Assets	(10,469)	(9,384)	(3,490)	(3,128)
Amortization of Prior Service Costs	6	—	2	—
Amortization of Net Actuarial Loss	7,246	5,347	2,415	1,783
Net Periodic Pension Cost	$5,010	$6,553	$1,670	$2,185

Components of Net Periodic Post-Retirement Cost

	For the Nine Months Ended		For the Three Months Ended
	May 31		May 31
(In Thousands)	2013	2012	2013	2012
Service Cost	$841	$479	$280	$160
Interest Cost	1,147	1,260	383	420
Amortization of Net Actuarial (Gain)/Loss	171	(530)	57	(177)
Net Periodic Post-Retirement Cost	$2,159	$1,209	$720	$403

The Company made contributions of $6.8 million to the pension plans during the nine months ended May 31, 2013. The Company is not anticipating making any further contributions to the pension plans during the remainder of this fiscal year.  The Company has contributed and made benefit payments of approximately $74,000 related to the Supplemental Executive Retirement Plans during the nine months ended May 31, 2013.  The Company expects to contribute and make benefit payments totaling approximately $99,000 this fiscal year related to the Supplemental Executive Retirement Plans.

The Company has contributed and made benefit payments of approximately $1.3 million related to the post-retirement plans during the nine months ended May 31, 2013.  The Company expects to contribute and make benefit payments of approximately $1.6 million related to the post-retirement plans during this fiscal year.

Note 11:  Members’ Investments

	Par	Shares	Shares Issued
	Value	Authorized	& Outstanding
Preferred Stock:
May 31, 2013	$76.77	600,000	498,570
August 31, 2012	$76.77	600,000	498,570
May 31, 2012	$76.77	600,000	498,570

Common Stock:
May 31, 2013	$10.00	4,000	2,760
August 31, 2012	$10.00	4,000	2,764
May 31, 2012	$10.00	4,000	2,760

The components of Accumulated Other Comprehensive Income (Loss) as reflected in Members’ Investments on the Consolidated Balance Sheets are as follows:

	May 31		August 31
(In Thousands)	2013	2012	2012
Pension and Other Post-Retirement Benefits	$(86,957)	$(58,957)	$(94,379)
Interest Rate Contract	(2,228)	(2,608)	(2,826)
Foreign Currency Forward Contracts	(52)	(75)	(20)
OCI of Equity Method Investees	(11,091)	(5,548)	(11,745)

Total Accumulated Other Comprehensive Income (Loss)	$(100,328)	$(67,188)	$(108,970)

Note 12: Shipping and Handling Costs

The costs incurred for the shipping and handling of products sold are classified in the consolidated financial statements as a selling expense on the Consolidated Statements of Operations.  Shipping and handling costs were $155.5 million and $152.4 million for the nine months ended May 31, 2013 and 2012, respectively and $50.7 million and $53.5 million for the three months ended May 31, 2013 and 2012, respectively.

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

Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended May 31, 2013 and 2012 is shown below:

	For the Nine Months Ended May 31, 2013
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,189,529	$17,959	$1,207,488
Gross Proceeds	$1,120,255	$9,392	$1,129,647
Depreciation and Amortization	$40,713	$8,567	$49,280
Interest Income	$58	$—	$58
Interest Expense	$6,365	$—	$6,365
Income from Equity Method Investees	$—	$—	$—
Other Income/(Expense), Net	$(188)	$(206)	$(394)
Consolidated Net Proceeds	$761,597	$9,117	$770,714

Capital Additions	$34,002	$1,534	$35,536

	For the Nine Months Ended May 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$1,061,205	$18,579	$1,079,784
Gross Proceeds	$842,150	$10,026	$852,176
Depreciation and Amortization	$40,859	$8,553	$49,412
Interest Income	$21	$—	$21
Interest Expense	$5,867	$1	$5,868
Income from Equity Method Investees	$82	$—	$82
Other Income/(Expense), Net	$(13)	$(251)	$(264)
Consolidated Net Proceeds	$543,511	$9,707	$553,218

Capital Additions	$20,506	$2,154	$22,660

	For the Three Months Ended May 31, 2013
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$397,300	$5,845	$403,145
Gross Proceeds	$356,868	$2,969	$359,837
Depreciation and Amortization	$12,176	$2,876	$15,052
Interest Income	$11	$—	$11
Interest Expense	$2,243	$—	$2,243
Income from Equity Method Investees	$—	$—	$—
Other Income/(Expense), Net	$41	$(20)	$21
Consolidated Net Proceeds	$249,274	$2,927	$252,201

Capital Additions	$18,984	$370	$19,354

	For the Three Months Ended May 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Net Revenue from External Customers	$365,987	$6,550	$372,537
Gross Proceeds	$209,842	$3,707	$213,549
Depreciation and Amortization	$12,009	$2,843	$14,852
Interest Income	$2	$—	$2
Interest Expense	$1,986	$1	$1,987
Loss from Equity Method Investees	$19	$—	$19
Other Income/(Expense), Net	$(16)	$(251)	$(267)
Consolidated Net Proceeds	$147,735	$3,430	$151,165

Capital Additions	$7,770	$1,075	$8,845

	As of May 31, 2013
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$399,555	$—	$399,555
Assets Held for Lease, Net	$—	$76,856	$76,856
Segment Assets	$1,130,009	$78,768	$1,208,777

	As of May 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$378,617	$—	$378,617
Assets Held for Lease, Net	$—	$86,173	$86,173
Segment Assets	$985,761	$88,689	$1,074,450

	As of August 31, 2012
(In Thousands)	Sugar	Leasing	Consolidated
Property and Equipment, Net	$405,951	$—	$405,951
Assets Held for Lease, Net	$—	$84,095	$84,095
Segment Assets	$812,880	$86,600	$899,480

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

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the fair value of the long-term debt as of May 31, 2013 was approximately $140.2 million in comparison to the carrying value of $128.4 million.  The fair value of the long-term debt as of May 31, 2012 was approximately $143.1 million in comparison to the carrying value of $128.6 million.

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

Foreign Currency Forward Contracts - Based on a variety of pricing factors, which include the market price of the foreign currency forward contract available in the dealer-market, the fair value of the open contracts as of May 31, 2013 was a liability of approximately $52,000.  The fair value of the open contracts as of May 31, 2012 was a liability of approximately $75,000.  The fair value of the open contracts as of August 31, 2012 was a liability of approximately $20,000.  Inputs used to measure the fair value of the foreign currency forward contracts are quoted prices in active markets for identical assets or liabilities and therefore are contained within level 1 of the fair value hierarchy. See the tables below.

Interest Rate Contracts - Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contract as of May 31, 2013 was a liability of approximately $2.2 million. The fair value of the interest rate contract as of May 31, 2012 was a liability of approximately $2.6 million.  The fair value of the interest rate contract as of August 31, 2012 was a liability of approximately $2.8 million. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

The tables below reflect the assets and liabilities measured at fair value on a recurring basis as of May 31, 2013, May 31, 2012 and August 31, 2012.

Fair Value of Liabilities as of May 31, 2013

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$52	$—	$—	$52
Interest Rate Contracts	$—	$2,228	$—	$2,228
Total	$52	$2,228	$—	$2,280

Fair Value of Liabilities as of May 31, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$75	$—	$—	$75
Interest Rate Contracts	$—	$2,608	$—	$2,608
Total	$75	$2,608	$—	$2,683

Fair Value of Liabilities as of August 31, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$20	$—	$—	$20
Interest Rate Contracts	$—	$2,826	$—	$2,826
Total	$20	$2,826	$—	$2,846

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

On August 12, 2011, the Company received a Finding of Violation and Notice of Violation from the United States Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act concerning certain air emissions at the Company’s three Minnesota factories.  Although the Company has had some preliminary discussions with the EPA concerning possible settlement of the alleged violations, there are no such discussions currently active.  The Company, at this time, cannot predict the outcome of these discussions or the financial impact, if any, resulting from the resolution of this matter.

The Company has approved capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $23.4 million.

Note 16: Legal Matters

The Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO had filed an unfair labor practices charge against the Company with the National Labor Relations Board (NLRB) associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement. This charge was subsequently withdrawn by the BCTGM.

Note 17: Subsequent Events

The Company has evaluated events through the date that the financial statements were issued for potential recognition or disclosure in the May 31, 2013 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months and Three Months Ended May 31, 2013 and 2012

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions.  The Company’s actual results could differ materially from those indicated.  Risk factors that could cause or contribute to such differences include, without limitation, market factors, weather and general economic conditions, farm and trade policy, and available quantity and quality of sugarbeets.  For a more complete discussion of “Risk Factors”, please refer to the Company’s 2012 Form 10-K.

OVERVIEW

The harvest of the Red River Valley and the Sidney sugarbeet crops grown during 2012 and to be processed during fiscal 2013 produced a total of 12.3 million tons of sugarbeets, or approximately 27.2 tons of sugarbeets per acre from approximately 454,000 acres.  This represents an increase in total tons harvested of approximately 24.6 percent compared to the 2011 crop.  The sugar content of the 2012 crop is 19.1 percent as compared to 18.0 percent for the 2011 crop.  The Company expects to produce a total of approximately 37.0 million hundredweight of sugar from the 2012 crop, an increase of approximately 32.0 percent compared to the 2011 crop.

Net proceeds attributable to American Crystal Sugar Company for fiscal 2013 is expected to be approximately 41 percent higher than in fiscal 2012.  This expected increase is primarily due to the increased tons harvested and the higher sugar content of this year’s sugarbeet crop resulting in the increased production of sugar and agri-products.  Partially offsetting these expected increases is a lower anticipated net selling price for sugar.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended May 31, 2013 and 2012

Revenue for the nine months ended May 31, 2013 was $1.2 billion, an increase of $127.7 million from the nine months ended May 31, 2012.  The table below reflects the percentage changes in product revenues, prices and volumes for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012.

Product	Revenue	Selling Price	Volume
Sugar	10.2%	-3.7%	14.4%
Pulp	34.1%	5.5%	27.1%
Molasses	49.9%	1.4%	47.9%
CSB	12.6%	1.6%	10.8%
Betaine	-17.8%	-9.5%	-9.2%

The decrease in the selling price of sugar reflects an increased supply of sugar in the domestic sugar market. The increases in selling prices for most of our agri-products reflect strong markets due to supply and demand factors and supported by higher corn prices. The lower Betaine selling price is a result of a softening of the poultry feed market. The increases in the volume of sugar and most of our agri-products reflect the impact of more product availability related to the earlier start of the processing campaign this year due to a larger sugarbeet crop. The decreased volume for betaine reflects different timing of sales between the two years.

Rental revenue on the ProGold operating lease was $18.0 million and $18.6 million for the nine months ended May 31, 2013 and 2012, respectively.

Cost of sales for the nine months ended May 31, 2013, exclusive of payments to members for sugarbeets, decreased $149.8 million as compared to the nine months ended May 31, 2012. This decrease was primarily related to product inventories that are recorded at their net realizable value and lower costs related to the lockout of employees represented by the BCTGM partially offset by increased operating costs due to processing 27.3 percent more sugarbeets this year. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the nine months ended May 31, 2013 was $398.9 million as compared to an increase of $243.5 million for the nine months ended May 31, 2012 resulting in a $155.4 million favorable change in the cost of sales between the two periods as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Nine Months Ended May 31
(In Millions)	2013	2012	Change
Beginning Product Inventories at Net Realizable Value	$(133.8)	$(176.4)	$42.6	(1)
Ending Product Inventories at Net Realizable Value	532.7	419.9	112.8	(2)
Increase in the Net Realizable Value of Product Inventories	$398.9	$243.5	$155.4

(1) The change is primarily due to a 28.0 percent decrease in the hundredweight of sugar inventory as of August 31, 2012, as compared to August 31, 2011, partially offset by a 2.4 percent increase in the per hundredweight net realizable value of sugar inventory as of August 31, 2012, as compared to August 31, 2011.

(2) The change is primarily due to a 35.9 percent increase in the hundredweight of sugar inventory as of May 31, 2013 as compared to May 31, 2012, partially offset by an 8.2 percent decrease in the per hundredweight net realizable value of sugar as of May 31, 2013 as compared to May 31, 2012.

Selling, general and administrative expenses increased $1.6 million for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012.  Selling expenses increased $1.2 million primarily due to the increased volume of products sold. General and administrative expenses increased $ .4 million due to general cost increases.

Net proceeds attributable to American Crystal Sugar Company increased $217.8 million for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012. This increase was primarily due to processing 27.3 percent more tons of sugarbeets for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012 along with a higher forecasted per ton Gross Beet Payment this year as compared to that forecasted at this time last year.

Comparison of the Three Months Ended May 31, 2013 and 2012

Revenue for the three months ended May 31, 2013 was $403.1 million, an increase of $30.6 million from the three months ended May 31, 2012.  The table below reflects the percentage changes in product revenues, prices and volumes for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012.

Product	Revenue	Selling Price	Volume
Sugar	8.9%	-6.9%	16.9%
Pulp	25.6%	3.8%	21.0%
Molasses	-30.2%	-1.4%	-29.3%
CSB	11.9%	3.7%	7.9%
Betaine	6.7%	-12.8%	22.4%

The decrease in the selling price of sugar reflects an increased supply of sugar in the domestic sugar market. The lower Betaine selling price is a result of a softening of the poultry feed market. The increases in the volume of sugar and pulp reflect the impact of more product availability related to this year’s larger sugarbeet crop. The decrease in the volume of molasses was due in part to increased molasses production last year resulting from decreased sugarbeet quality due to unfavorable storage conditions.  The increased volume for betaine reflects different timing of sales between the two years along with more product availability due to increased production this year.

Rental revenue on the ProGold operating lease was $5.8 million and $6.5 million for the three months ended May 31, 2013 and 2012, respectively.

Cost of sales for the three months ended May 31, 2013, exclusive of payments to members for sugarbeets, decreased $115.7 million as compared to the three months ended May 31, 2012. This decrease was primarily related to product inventories that are recorded at their net realizable value and lower costs related to the lockout of employees represented by the BCTGM partially offset by increased operating costs due to processing 48.1 percent more sugarbeets this year. The change in the net realizable value of the product inventories from the beginning of the reporting period is recorded on the balance sheet as either an increase or decrease to inventories with a corresponding dollar for dollar adjustment to cost of sales on the statement of operations. The increase in the net realizable value of product inventories for the three months ended May 31, 2013 was $85.6 million as compared to a decrease of $35.1 million for the three months ended May 31, 2012 resulting in a $120.7 million favorable change in the cost of sales between the two periods as shown in the table below:

Change in the Net Realizable Value of Product Inventories

	For the Three Months Ended May 31
(In Millions)	2013	2012	Change
Beginning Product Inventories at Net Realizable Value	$(447.1)	$(455.0)	$7.9	(1)
Ending Product Inventories at Net Realizable Value	532.7	419.9	112.8	(2)
Increase (Decrease) in the Net Realizable Value of Product Inventories	$85.6	$(35.1)	$120.7

(1) The change is primarily due to a 12.9 percent decrease in the per hundredweight net realizable value of sugar as of February 28, 2013 as compared to February 29, 2012, partially offset by a 9.5 percent increase in the hundredweight of sugar inventory as of February 28, 2013 as compared to February 29, 2012.

(2) The change is primarily due to a 35.9 percent increase in the hundredweight of sugar inventory as of May 31, 2013 as compared to May 31, 2012, partially offset by an 8.2 percent decrease in the per hundredweight net realizable value of sugar as of May 31, 2013 as compared to May 31, 2012.

Selling, general and administrative expenses decreased $4.3 million for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012.  Selling expenses decreased $4.1 million primarily due to lower factory shipping and handling costs partially offset by higher expenses related to the increased volume of products.  General and administrative expenses decreased $ .2 million due to general cost decreases.

Net proceeds attributable to American Crystal Sugar Company increased $101.3 million for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. This increase was primarily due to a higher forecasted per ton Gross Beet Payment this year as compared to that forecasted at this time last year along with processing 48.1 percent more tons of sugarbeets for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012.

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

The Company had a seasonal line of credit through May 31, 2013 with a consortium of lenders led by CoBank, ACB of $410.0 million along with an additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes.  On June 1, 2013, the seasonal line of credit is reduced to $350.0 million through July 19, 2015.  The availability of the additional $50.0 million which can be utilized for either short-term or long-term borrowing purposes remains unchanged during this time.  The Company also has a line of credit with Wells Fargo Bank for $1.0 million.  The Company’s commercial paper program provides short-term borrowings up to the amount of the CoBank, ACB seasonal line of credit.  Any borrowings under the commercial paper program along with outstanding short-term letters of credit will act to reduce the available credit under the CoBank, ACB seasonal line of credit by a commensurate amount.  As of May 31, 2013, approximately $261.4 million of commercial paper was outstanding.  The Company had $3.2 million of short-term letters of credit outstanding and $3.1 million of the $50.0 million additional line of credit was utilized for long-term borrowing purposes as of May 31, 2013.  The unused short-term line of credit as of May 31, 2013 was $193.3 million which includes $46.9 million that can also be utilized for long-term borrowing purposes.

Under the Farm Bill, the Company can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar.  The limitations on such borrowings are based on the amount of the Company’s sugar inventory and certain loan covenant restrictions by CoBank, ACB.  As of May 31, 2013, the Company had outstanding non-recourse loans with the CCC of $35.9 million, against which 1.5 million hundredweight of sugar was pledged as collateral.  The Company had the capacity to obtain additional non-recourse loans from the CCC as of May 31, 2013 of approximately $217.8 million.

The Company has a long-term debt line of credit through July 30, 2015 with CoBank, ACB of $60.8 million along with an additional $50.0 million, as mentioned above, which can be utilized for either short-term or long-term borrowing purposes.  As of May 31, 2013, there was no outstanding balance with CoBank, ACB but the Company had $63.9 million in long-term letters of credit outstanding.  The unused long-term line of credit as of May 31, 2013 was $46.9 million which can also be utilized for short-term borrowing purposes.  In addition, the Company had long-term debt outstanding as of May 31, 2013 of $50 million from a private placement of Senior Notes that occurred in September 1998 and $78.4 million from four separate issuances of Pollution Control and Industrial Development Revenue Bonds.

The Company had outstanding purchase commitments totaling $43.6 million as of May 31, 2013 for equipment and construction contracts related to various capital projects.

The Company has a 55 percent ownership interest and a 25 percent voting interest in Midwest Agri-Commodities Company (Midwest). Substantially all of the Company’s agri-products are sold by Midwest as a marketing agent for the Company.  The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank, ACB. As of May 31, 2013, Midwest had outstanding short-term debt with CoBank, ACB of $5.4 million, of which $1.9 million was guaranteed by the Company.

The net cash used in operations was $110.5 million for the nine months ended May 31, 2013 as compared to $172.4 million for the nine months ended May 31, 2012.  This decrease in the use of cash of $61.9 million was primarily the result of the following:

•                  Reflected in the change in the net cash used in operating activities is a net cash decrease of $2.2 million from the prior year which was the result of an increase in the member gross beet payment of $219.9 million partially offset by increased revenue of $127.7 million and a decrease in costs of $90.0 million.

•                  There was a net favorable change in assets and liabilities from the prior year of $64.1 million primarily comprised of the following:

•                  The decrease in cash related to receivables of $6.3 million is primarily due to the timing of the deliveries of products and collections.

•                  The decrease in cash related to the change in inventories of $85.5 million was primarily due to an increase in the tons of unprocessed sugarbeets and in the hundredweight of sugar inventory partially offset by a decreased net realizable value per hundredweight of sugar.

•                  The net decrease in cash of $35.1 million related to changes in accounts payable of $21.3 million, other liabilities of $6.8 million and advances to related parties of $7.0 million are primarily due to the timing of payments.

•                  The increase in cash related to changes in accrued continuing costs of $59.2 million was the result of the differences in the timing of actual revenues and expenses and forecasted revenues and expenses between the two years.

•                  The increase in cash related to the Amount Due Growers of $131.9 million was primarily due to an increase in the current year’s total estimated grower payment resulting from an increase in tons harvested and a higher forecasted per ton grower payment this year as compared to this time last year.

The net cash used in investing activities was $41.5 million for the nine months ended May 31, 2013 as compared to $26.5 million for the nine months ended May 31, 2012.  The increase of $15.0 million was primarily due to increased purchases of property and equipment.

The net cash provided by financing activities was $152.0 million for the nine months ended May 31, 2013 as compared to $198.9 million for the nine months ended May 31, 2012.  This decrease of $46.9 million was primarily due to decreased net proceeds from short-term debt of $44.2 million, increased payment of unit retains of $7.4 million and increased distributions to noncontrolling interests of $ .8 million partially offset by decreased debt repayments of $5.5 million.

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

On August 12, 2011, the Company received a Finding of Violation and Notice of Violation from the United States Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act concerning certain air emissions at the Company’s three Minnesota factories.  Although the Company has had some preliminary discussions with the EPA concerning possible settlement of the alleged violations, there are no such discussions currently active.  The Company, at this time, cannot predict the outcome of these discussions or the financial impact, if any, resulting from the resolution of this matter.

The Company has approved capital expenditures for environmental related projects over the next three years at the Company’s factory locations of approximately $23.4 million.

Employees

Substantially all of the hourly employees at the Company’s factories, including full-time and seasonal employees, are represented by the BCTGM. The collective bargaining agreement for the Red River Valley factory employees, which was signed on April 16, 2013, expires on July 31, 2017.  The lockout of the Red River Valley factory employees has ended and the union employees have been transitioned back into the factory workforce.  The collective bargaining agreement for the Sidney, Montana, factory employees will expire on April 30, 2015.  Office, clerical and management employees are not unionized, except for certain office employees at the Moorhead and Crookston, Minnesota, and Hillsboro, North Dakota, factories who are covered by the collective bargaining agreement with the BCTGM.

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

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2013.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The BCTGM had filed an unfair labor practices charge against the Company with the NLRB associated with the negotiations for a new collective bargaining agreement and the lockout of union employees upon the expiration of the previous collective bargaining agreement. The BCTGM subsequently withdrew the charge.

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

The Food, Conservation and Energy Act of 2008 (Farm Bill) enacted in May, 2008, contains several provisions related to the domestic sugar industry aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2008 through 2012 crop years. Recent legislative action has extended the current Farm Bill so as to include the 2013 crop year. Legislative activities are currently underway on a new farm bill which would apply to the 2014 through 2018 crop years. We cannot predict the changes to the Farm Bill or the impact such changes will have at this time.

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

**101

The following materials from American Crystal Sugar Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2013, filed with the SEC on July 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets for at May 31, 2013 and 2012 and August 31, 2012, (ii) Consolidated Statements of Operations for the nine month and three-month periods ended May 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the nine month and three-month periods ended May 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

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

AMERICAN CRYSTAL SUGAR COMPANY
(Registrant)

Date:	July 15, 2013	/s/ Teresa Warne
Teresa Warne
Corporate Controller,
Chief Accounting Officer
Duly Authorized Officer